Form 10QSB
period 2001-08-31
SURFORAMA COM INC
filed 2001-10-17
CIK 1100592

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the quarterly period ended August 31, 2001

[ ] Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

      For the transition period                  to
                               ------------------   --------------------

      Commission File Number     333-51366
                            -----------------


                             Surforama.com, INC.
    ------------------------------------------------------------------------
       (Exact name of small Business Issuer as specified in its charter)


          Nevada                                         98-0233878
---------------------------------             ---------------------------------
(State or other jurisdiction of               (IRS Employer Identification No.)
-------------------------------
incorporation or organization)
-----------------------------


Suite 105 - 1010 West 42nd Avenue
Vancouver, British Columbia, Canada                      V6M 2A8
----------------------------------------      ---------------------------------
(Address of principal executive offices)           (Postal or Zip Code)


Issuer's telephone number, including area code:       604-727-8402
                                                -------------------------------

                                     None
    ------------------------------------------------------------------------
     (Former name, former address and former fiscal year, if changed since last report)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days   [X] Yes  [ ] No

State the number of shares outstanding of each of the issuer's classes of commonstock, as of the latest practicable date: 19,828,899 Shares of $0.001 par value Common Stock outstanding as of August 31, 2001.

                         SURFORAMA.COM, INC.
                    (A Development Stage Company)


                  CONSOLIDATED FINANCIAL STATEMENTS


                            August 31, 2001
                             (Unaudited)
                      (Stated in U.S. Dollars)

                         SURFORAMA.COM, INC.
                    (A Development Stage Company)

                     CONSOLIDATED BALANCE SHEETS
                             (Unaudited)
                       (Stated in U.S. Dollars)



--------------------------------------------------------------------------------
                                                    August 31      NOVEMBER 30
                                                       2001           2000
--------------------------------------------------------------------------------
ASSETS
Current
  Cash and cash equivalents                       $   11,765      $    23,744
  Accounts receivable                                      -                -
  Accrued interest receivable, related party          15,195            4,791
  Prepaid expenses                                     1,623                -
                                                  ---------------------------
                                                      28,583           28,535

Investment In And Advances To Rebatopia.com, Inc.    133,302          107,828
Capital Assets                                         1,283            1,655
Software Development Costs, net of
  accumulated amortization of $30,750
  (November 30, 2000: $20,500)                        25,625           41,000
                                                  -----------------------------
                                                  $  188,793      $   179,018
================================================================================

LIABILITIES
Current
  Accounts payable and accrued liabilities        $   21,104      $    15,996
  Advances due to shareholders                        42,470
  Loan payable, current portion                        3,731                -
                                                  -----------------------------
                                                      67,609           15,996

Loan Payable                                          11,256                -
                                                  -----------------------------
                                                      78,865           15,996
                                                  ---------------------------
STOCKHOLDERS' EQUITY

Capital Stock
  Authorized:
    70,000,000 common shares, par value
      $0.001 per share
     5,000,000 preferred shares, par value
      $0.001 per share
  Issued and Outstanding:
    19,828,899 common shares at May 31, 2001 and
    19,828,899 common shares at November 30, 2000     19,829           19,829
  Additional paid in capital                         168,560          168,560

Deficit Accumulated During The Development Stage     (75,971)         (22,584)
Cumulative Translation Adjustment                     (2,490)          (2,783)
                                                  -----------------------------
                                                     109,928          163,022
                                                  -----------------------------
                                                  $  188,793      $   179,018
================================================================================

                         SURFORAMA.COM, INC.
                    (A Development Stage Company)

          CONSOLIDATED STATEMENTS OF OPERATIONS AND DEFICIT
                             (Unaudited)
                       (Stated in U.S. Dollars)

--------------------------------------------------------------------------------
                                                                       PERIOD
                                                                       FROM
                                                                       DATE OF
                                                                      ORGANI-
                                                                       ZATION
                                                                     AUGUST 10
                         THREE MONTHS ENDED         NINE MONTHS ENDED   1999 TO
                              August 31                 August 31     August 31
                          2001        2000          2001        2000   2001
-------------------------------------------------------------------------------
Revenue
  Advertising       $       660 $     1,310  $     6,463 $     3,098  $  9,969
  Consulting services     3,400           -       53,400           -    53,400
  Consulting fees
   from related
   party                      -      55,809            -      55,809    55,279
                    -----------------------------------------------------------
                            660      57,119       59,863      58,907   118,648
                    -----------------------------------------------------------
Expenses
  Amortization            5,249       5,194       15,748      15,604    36,549
  Bad debts                   -           -       11,800            -   11,800
  Stock based
   consulting fees            -           -            -           -    20,990
  Consulting services    12,652      22,129       16,507      63,799    90,790
  Office and sundry       3,332       2,762        3,470       4,854    11,273
  Professional fees       5,063           -       21,600       1,500    45,873
  Travel                      -      (1,023)           -       2,557     2,524
  Website development
   and maintenance        5,233      13,974        6,868      13,974    21,332
                    -----------------------------------------------------------
                         31,529      45,036       75,993     102,288   241,131
                    -----------------------------------------------------------
Income (Loss) From
  Operations            (30,869)     12,083      (16,130)    (43,381) (122,483)

Interest Income           3,414       1,974       10,404       1,974    15,485
Gain On The Disposal
  Of A Partial
  Interest In
  Rebatopia.com, Inc.
  Related To A
  Terminated Sale
  Agreement                   -      99,972           -       99,972    99,972
Equity In Loss Of
  Rebatopia.com, Inc.   (10,066)    (19,967)     (47,661)    (19,967)  (68,538)
                    -----------------------------------------------------------
Net Loss For The Period (37,521)     94,062      (53,387)     38,598  $(75,564)
                                                                      =========
Deficit Accumulated
  During The
  Development Stage,
  Beginning Of Period   (38,450)    (79,805)     (22,584)    (24,341)
                    --------------------------------------------------
Deficit Accumulated
  During The
  Development Stage,
  End Of Period     $   (75,971)$    14,257 $    (75,971)$    14,257
======================================================================
Net Income (Loss)
  Per Share         $    (0.002)$    (0.002) $    (0.003)$    (0.003)
======================================================================
Weighted Average
  Number Of Shares
  Outstanding        19,828,899  19,765,201   19,828,899  19,765,201
======================================================================

                         SURFORAMA.COM, INC.
                    (A Development Stage Company)

                CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Unaudited)
                       (Stated in U.S. Dollars)

-------------------------------------------------------------------------------
                                                                      PERIOD
                                                                       FROM
                                                                     DATE OF
                                                                      ORGANI-
                                                                      ZATION
                                                                     AUGUST 10
                         THREE MONTHS ENDED     NINe MONTHS ENDED    1999 TO
                             August 31              August 31        August 31
                         2001          2000      2001        2000      2001
-------------------------------------------------------------------------------
Cash Flows From
 Operating Activities
  Net income (loss)
   for the period     $ (37,521) $  94,062  $  (53,387) $  38,598 $    (75,564)
  Items not
   involving cash:
    Amortization          5,247      5,194      15,747     15,604       36,548
    Shares issued for
     other than cash          -          -           -          -       20,990
  Gain on the disposal
   of a partial
   interest in
   Rebatopia.com,
   Inc. related to a
   terminated sale
   agreement                  -          -           -          -      (99,972)
  Equity in loss of
   Rebatopia.com, Inc.   10,066      19,967      47,661    19,967       68,538

Adjustments To
 Reconcile Net Income
 To Net Cash Used By
 Operating Activities
  Accounts receivable         -    (21,114)          -    (21,114)           -
  Accrued interest
   receivable            (3,423)    (1,916)    (10,404)    (1,916)     (15,195)
  Advances due from
  (to) Shareholders      42,470     10,000      42,470          -       42,470
  Prepaid expenses           13         -       (1,623)         -      (1,623)
  Accounts payable and
   accrued liabilities   (2,794)         1       5,411          -       21,408
                      ---------------------------------------------------------
                         14,058      6,222      45,875    (48,833)      (2,400)
                      ---------------------------------------------------------
Cash Flow From
 Financing Activities
  Loan advances           5,523          -      14,987         -        14,987
  Common stock issued         -        100           -     76,649      105,899
                      ---------------------------------------------------------
                          5,523        100      14,987     76,649      120,886
                      ---------------------------------------------------------
Cash Flows From
 Investing Activities
  Acquisition of
   computer equipment         -         81           -     (2,033)      (1,956)
 Investment in
  Rebatopia.com, Inc.         -     (1,500)          -     (1,500)      (1,500)
 Proceeds on disposal of
  interest in
  Rebatopia.com, Inc.         -     100,000          -     100,000      100,000
 Advanced to
  Rebatopia.com, Inc.    (9,373)    100,000    (73,134)   (100,000)    (200,368)
 Net asset deficiency
  of legal parent at
  date of reverse
  take-over transaction       -          -           -          -         (407)
                      ---------------------------------------------------------
                         (9,373)    (1,419)    (73,134)    (3,533)     (104,231)
                      ---------------------------------------------------------
Effect Of Exchange
 Rate Changes On Cash       127       (369)        293       (844)      (2,490)
                      ---------------------------------------------------------
Net Change In Cash
 And Cash Equivalents   (10,335)     4,534     (11,979)    23,439       11,765

Cash And Cash
 Equivalents,
 Beginning Of Period      1,430     45,534      23,744     26,629            -
                      ---------------------------------------------------------
Cash And Cash
 Equivalents,
 End Of Period        $  11,765  $  50,068   $  11,765  $  50,068  $    11,765
===============================================================================

                         SURFORAMA.COM, INC.
                    (A Development Stage Company)

            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                            August 31, 2001
                             (Unaudited)
                       (Stated in U.S. Dollars)



                             COMMON STOCK
                   -------------------------------
                                        ADDITIONAL         CUMULATIVE
                                         PAID-IN           TRANSLATION
                       SHARES    AMOUNT  CAPITAL  DEFICIT  ADJUSTMENT   TOTAL
                   ------------------------------------------------------------
November - Shares
 Issued For Stock
 Based Consulting
 Fees               4,386,806  $  4,387  $ 16,603 $      - $        - $ 20,990

November - Shares
 Issued For Software
 Development Costs 12,853,194    12,853    48,647        -          -   61,500

November - Exchange
 Of Shares To
 Acquire Subsidiary
  Surforama.com
  Portal Services
  Inc.            (17,240,000)        -         -        -          -        -

Surforama.com,
  Inc.             17,240,000         -         -        -          -        -

Net Asset
 Deficiency Of
 Legal Parent At
 Date Of Reverse
 Take-Over
 Transaction                -         -         -     (407)         -     (407)

November - Shares
 Issued For Cash
 At $0.001          2,500,000     2,500    14,500        -          -   17,000

November - Shares
 Issued For Cash
 At $1.00              12,250        12    12,238        -          -   12,250

Translation
 Adjustment                 -         -         -        -         85       85

Net Loss                    -         -         -   (23,934)         -  (23,934)
                   ------------------------------------------------------------
Balance,
 November 30, 1999  19,752,250    19,752    91,988  (24,341)        85   87,484

June - Shares
 Issued For
 Cash At $1.00         76,649        77    76,572        -          -   76,649

Translation
 Adjustment                 -         -         -        -      (2,868) (2,868)

Net Income                  -         -         -    1,757          -    1,757
                   ------------------------------------------------------------
Balance,
 November 30, 2000   19,828,899    19,829   168,560  (22,584)   (2,783) 163,022

Translation
 Adjustment                 -         -         -        -         293      293

Net Loss                    -         -         -    (53,387)        -  (53,387)
                   ------------------------------------------------------------
Balance,
August 31, 2001      19,828,899 $  19,829 $ 168,560 $(75,971)  $(2,490) $109,928
                   ============================================================


                    SURFORAMA.COM, INC.
                (A Development Stage Company)

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    AUGUST 31, 2001
                      (Unaudited)
               (Stated in U.S. Dollars)



1.      BASIS OF PRESENTATION

The unaudited consolidated financial statements as of August 31, 2001 and 2000 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.
It is suggested that these consolidated financial statements be read in conjunction with the November 30, 2000 audited consolidated financial statements and notes thereto.


2.      SIGNIFICANT ACCOUNTING POLICIES

The consolidated financial statements of the Company has been prepared in accordance with generally accepted accounting principles in the United States. Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of consolidated financial statements for a period necessarily involves the use of estimates which have been made using careful judgement.

The consolidated financial statements have, in management's opinion, been properly prepared within reasonable limits of materiality, and within the framework of the significant accounting policies summarized below:

a)      Consolidation

These consolidated financial statements include the accounts of the Company and its wholly owned Canadian subsidiary, Surforama.com Portal Services Inc. The Company owns 49.07% of Rebatopia.com, Inc., a company incorporated in Nevada, U.S.A., and has the ability to exercise significant influence over the entity, therefore its investment is accounted for using the equity method.

b)      Amortization

Capital assets are amortized over their economically useful lives at the following rate:

Computer equipment - 30% declining balance

In the period of acquisition of an asset, amortization is provided at one half of the above rate.

                  SURFORAMA.COM, INC.
             (A Development Stage Company)

       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   AUGUST 31, 2001
                     (Unaudited)
               (Stated in U.S. Dollars)



2.     SIGNIFICANT ACCOUNTING POLICIES (Continued)

c)      Development Stage Company

The Company is a developed stage company as defined in the Statements of Financial Accounting Standards No. 7. The Company is devoting substantially all of its present efforts to establish a new business and none of its planned principal operations have commenced. All losses accumulated since inception have been considered as part of the Company's development stage activities.

d)      Software Development Costs

Software development costs represent capitalized costs of design, configuration, coding, installation and testing of the Company's web-site up to its initial implementation. Upon implementation, the asset will be amortized to expense over its estimated useful life of three years using the straight-line method. Ongoing web-site post-implementation costs of operation, including training and application maintenance, will be charged to expense as incurred.

e)      Revenue Recognition

The Company recognizes revenue from advertising fees and commitment fees on a net basis.

f)      Foreign Currency Translation

The operations of the Company's subsidiary, Surforama.com Portal Services Inc., are located in Vancouver, Canada and its functional currency is the Canadian dollar. The consolidated financial statements have been translated using the current method whereby the assets and liabilities are translated at the year end exchange rate, capital accounts at the historical exchange rate, and revenues and expenses at the average exchange rate for the period. Adjustments arising from the translation of the Company's consolidated financial statements are included as a separate component of shareholders' equity.

                  SURFORAMA.COM, INC.
            (A Development Stage Company)

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  AUGUST 31, 2001
                    (Unaudited)
              (Stated in U.S. Dollars)



3.   INVESTMENT IN AND ADVANCES TO REBATOPIA.COM, INC.

Summary financial information for Rebatopia.com, Inc. is as follows:

                                       THREE              NINE
                                       MONTHS            MONTHS
                                       ENDED             ENDED
                                      AUGUST 31         AUGUST 31
                                       2001               2001

Sales                                     $        532   $          9,009

Net loss from continuing operations       $     23,936   $        112,324

Net loss for the period                   $     23,936   $        112,324


4.     RELATED PARTY TRANSACTIONS

During the period, the Company entered into transactions (recorded at exchange values) with related parties as follows:


a) Consulting fees paid to certain directors for services rendered to the Company totalled $16,506.

b) As at August 31, 2001, accrued interest receivable of $15,195 was due from Rebatopia.com, Inc.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The Company maintains a cash balance sufficient to sustain corporate operations until such time as management is able to raise the funding necessary to advance its business plan. During the three month period ended August 31, 2001, the Company incurred a net loss of $37,521 consisting of consulting fees ($12,652), office costs ($3,332), professional fees ($5,063), website development and maintenance costs ($5,233) and amortization costs relating software development costs and computer equipment. The Company realized an additional loss of $10,666 relating to its equity interest in the Rebatopia.com, Inc., a private Nevada corporation. During the period, the Company realized $660 in advertising revenue and $3,414 in interest income.

At August 31, 2001, the Company had assets totalling $188,793 including $11,765 in cash and equivalents and investments and advances to Rebatopia.com, Inc. totalling $133,302. Liabilities at August 31, 2001 totalled $78,865.

The Company's business plan encompasses the following steps to implement its goals:

1. Complete development of our web site and the rebatopia.com web site. The Company anticipates that the cost of this development will be approximately $10,000 for the Surforama website and $15,000 for the Rebatopia website.

2. The Company plans to undertake an advertising and marketing campaign to promote its websites. It anticipates that the cost of these marketing expenses will be approximately $15,500.

3. The Company plans to purchase and lease additional equipment for its web site development at an approximate cost of $18,000.

4. The Company anticipates spending approximately $3,100 in ongoing general and administrative expenses per month, as well as monthly operating costs of its web site (approximately $2,225 per month).

The Company will only be able to advance its business plan after it receives capital funding through the sale of equity securities. After raising sufficient capital, the Company intends to proceed with the above business plan.  The Company does not have any formal commitments
or arrangements for the advance or loan of funds.    In a restricted
cash flow scenario, the Company will be unable to complete its business plan steps and will delay all cash intensive activities. Without necessary cash flow, the Company may be dormant during the next twelve months, or until such time as necessary funds could be raised in the equity securities market.

As of the date of this filing, management has verbally committed, if necessary, to provide sufficient working capital to support and preserve the integrity of the corporate entity.

Forward-Looking Statements

This Form 10-QSB includes -" forward-looking statements" within the meaning of the "safe-harbor" provisions of the Private Securities Litigation Reform Act of 1995. Such statements are based on management's current expectations and are subject to a number of factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements.

All statements other than historical facts included in this Form regarding the Company's financial position, business strategy, and plans and objectives of management of the Company for the future operations, are forward-looking statements.

Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the Company's expectations include, but are not limited to, market conditions, competition and the ability to successfully complete financing.

PART II- OTHER INFORMATION

Item 1. Legal Proceedings

The Company is not a party to any pending legal proceeding. Management is not aware of any threatened litigation, claims or assessments.

Item 2. Changes in Securities

The Company did not issue any securities during the quarter ended
August 31, 2001.

Item 3. Defaults Upon Senior Securities

        None.

Item 4. Submission of Matters to a Vote of Security Holders

        None.

Item 5. Other Information

        None.

Item 6. Exhibits and Report on Form 8-K

        None.


There were no reports filed on Form 8-K during the three month period ended August 31, 2001.


SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                   Surforama.com, Inc.

                    /s/ Edward Yau
                   ------------------------------
                    Edward Yau
                    President


Date: October 15, 2001