Form 10KSB
period 2001-11-30
SURFORAMA COM INC
filed 2002-03-15
CIK 1100592

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                            ANNUAL REPORT PURSUANT TO
                           SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended November 30, 2001
                                             -----------------

TRANSITION  REPORT  UNDER  SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
1934

     For the transition period from _________________ to __________________

                        Commission file number: 000-32843
                                                ---------


                               SURFORAMA.COM, INC.
                               -------------------
             (Exact name of Registrant as specified in its charter)



            Nevada                                               98-0233878
            ------                              ---------------------------
(State  or  other  jurisdiction  of            (I.R.S.  Employer
incorporation  or  organization)                Identification  No.)

                           105 - 1010 West 42nd Avenue
                  Vancouver, British Columbia, Canada  V6M 2A8
                  --------------------------------------------
                    (Address of principal executive offices)

                                 (604) 727-8402
                                 --------------
               Registrant's telephone number, including area code

        Securities to be registered pursuant to Section 12(b) of the Act:

      Title of each class                    Name of each exchange on which
   to  be  so  registered               each  class  is  to  be registered

            None                                    None

Securities  to  be  registered  pursuant  to  Section  12(g)  of  the  Act:

                                  Common Stock
                                  ------------
                                (Title of Class)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2)  has  been  subject  to  such  filing  requirements  for  the  past 90 days.

     Yes   X                          No  _____
          ---

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

      ---

State  issuer's  revenues  for  its  most  recent  fiscal  year:            Nil
                                                                          -----

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computer by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

                                                                    $8,008,799
                                    ------------------------------------------

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

                                                                    19,828,899
                                    ------------------------------------------

                                TABLE OF CONTENTS
                                -----------------

                                                               Page

ITEM  1:  DESCRIPTION  OF  BUSINESS                               3
ITEM  2:  DESCRIPTION  OF  PROPERTY                              11
ITEM  3:  LEGAL  PROCEEDINGS                                     12
ITEM  4:  SUBMISSION  OF  MATTERS  TO
  A  VOTE  OF  SECURITY  HOLDERS                                 12
ITEM  5:  MARKET  FOR  COMMON  EQUITY
  AND  RELATED  STOCKHOLDER MATTERS                              12
ITEM  6:  MANAGEMENT'S  DISCUSSION  AND
  ANALYSIS  OR PLAN OF OPERATION                                 13
ITEM  7:  FINANCIAL  STATEMENTS                                  14
ITEM  8:  CHANGES  IN  AND DISAGREEMENTS
  WITH ACCOUNTANTS ON ACCOUNTING AND
  FINANCIAL  DISCLOSURES                                         23
ITEM  9:  DIRECTORS,  EXECUTIVE  OFFICERS,
  PROMOTERS AND CONTROL PERSONS                                  24
ITEM  10:  EXECUTIVE  COMPENSATION                               25
ITEM  11:  SECURITY  OWNERSHIP  OF  CERTAIN
  BENEFICIAL  OWNERS  AND MANAGEMENT                             25
ITEM  12:  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS    26
ITEM  13:  EXHIBITS  AND  REPORTS                                26

                                     PART I

                        ITEM 1:  DESCRIPTION OF BUSINESS
Business  Development

We were organized as a Nevada corporation on October 22, 1999 for the purpose of establishing and developing business through two websites: surforama.com and rebatopia.com.

Business  of  the  Company

We sell private label web sites, products, services, and advertising. Private labelling means that we provide customers with a link from their web sites to our web site content. When an Internet user clicks on the classified advertisement section of a customer's web site, the user is sent to content on our web site. However, the user is unaware that he or she has left the customer's web site because the customer's name or logo remains at the top of each web page.

We generate revenue by charging customers a fee for customizing their private label web site. We also charge a monthly maintenance fee that is based on the size of the customers web site and its activity.

Our  website  currently  offers  the  following  content  to  Internet  users:

- Surforama classified advertising which allows businesses and individuals to place free advertisements on our web site 24 hours a day under various classification categories;

- the Surforama store, an online shopping service that currently offers more than 40,000 products; and

-     Surforama  free  e-mail  service.

Once a customer has signed up on our website we are able to track their shopping habits. This shopping information will show our advertising clients where they should spend advertising budgets. We have signed an advertising agreement with Engage Media to assist us in generating clients and advertising revenue.

Although, our website is currently accessible to the public, it will require ongoing development and maintenance. We presently generate minimal revenue from the Surforama store and all advertising. We are currently devoting most of our efforts into establishing our business. Our primary source of revenue is a combination of private label and customization fees, the sale of general products and services and advertising. We are not solely dependent on one source of revenue.

Products  and  Services

Our  web  site  offers  the  following  services:

     1.     Free  Internet  classified  advertising;
     2.     On-line  shopping  through  the  Surforama  Store;
     3.     Free  e-mail;  and
     4.     The  Surforama  Affiliate  Program.

1.     Free  Classified  Advertising  Services

We have developed and operate an Internet electronic commerce web site located at www.surforama.com that offers classified advertisement services to the public. Through this web site, businesses and individuals may place advertisements 24 hours a day under any of the following current classification categories: vehicles, employment, rentals, real estate, computers, personals, pets and animals, collectibles, opportunities and general. Each classification category has between three and 23 subcategories. Advertisements may consist of text messages and digitally reproduced pictures provided by the user.

As part of our introductory pricing strategy, users may post and view classified advertisements on our web site free of charge. Our pricing policy may change as the web site develops greater public exposure. We intend to offer our customers the opportunity to feature their advertisements on our home page, or on the front page of each classification category, on a fee basis. We will offer additional features such as boldfacing, the attachment of icons, multiple photographs, audio files and multimedia files to advertisements on a fee basis.

2.     The  Surforama  Store

Our web site also includes the Surforama store, an online shopping service that currently offers more than 40,000 products including vehicles, books, magazines, recorded music products, motion picture videos, clothing and accessories, computers, electronic goods, flowers, gifts, health and beauty products, home office and business products, pets, toys and games for sale to the public.

When an Internet user accesses the Surforama Store by pressing an icon on our web site, the user is linked to an independent company's web site that offers and specializes in that particular product or service. The company that owns this web site is known as an affiliate company and is able to accept payment from the user and deliver the product directly to him or her. We begin our affiliate relationship with each of company through a paperless online sign up process common to Internet affiliate programs. If a consumer makes a purchase from an affiliate company through our web site, we receive a payment from the affiliate company equal to 1% to 25% of the total value of the item or items purchased. This arrangement allows us to offer our users a wide variety of consumer products with low overhead and no inventory. The Surforama Store has not generate any revenue to date.

3.     FREEmail

We offer our web site users the ability to subscribe for a free e-mail account that can be accessed from any computer connected to the Internet. Users simply log on to our web site and enter a password in order to access their e-mail accounts. As with standard e-mail accounts, the user is able to send, receive and store messages. Each e-mail account permits the user to save up to six megabytes worth of memory.

Internet users typically obtain e-mail accounts through their Internet service provider. However, when users change their Internet service provider, they usually have to change e-mail addresses as well. For a transition period they have to retrieve e-mail messages from their old address and notify friends, family and associates of their new address. With FREEmail, users access their e-mail through the Surforama web site rather than through the Internet service provider.

We intend to develop the FREEmail service into a distinct revenue stream by encouraging e-mail account holders to sign up for feature product specials and promotions sponsored by advertisers or us.

We are offering free classified advertising and free e-mail to the public in order to attract customer traffic to our web site. Our advertising revenue is directly linked to the number of Internet users who access our web site.

4.     Information  Source

We provide our web site users with search engine links, current news, weather, sports, technology and movies in order to attract traffic. Because our web site uses links to other web site domains established by companies such as CNN, ABC, NBC and BBC, we do not incur the prohibitive costs that would be associated with providing and updating such information.

We  also offer the following services and information to our web site customers:

     Service                                        Website  Link
     -------                                        -------------

     Travel  (car  rental,  flight  booking,
       hotel  reservations)                         travelnow.com
     White pages and yellow pages (phone
       listings)                                    infousa.com
     Ask  an  expert  service                       askme.com
     Surforama  AutoGuide                           carprices.com

5.     The  Surforama  Affiliate  Program

Through our affiliate program, merchant web site owners have the opportunity to enhance their web sites by accessing the classified advertisement content of surforama.com. Many web site owners do not have the means to create their own classified advertising section. Through our affiliate program, we provide these owners a link to our web site content. Thus, when an Internet user clicks on the classified advertisement section of a Surforama affiliate, the user is sent to the classified advertisement section of our web site. However, the user is not aware that he or she has left the original web site because the merchant owner's name or logo remains at the top of the web page. Our affiliate program provides us with an additional stream of revenue. The merchant owners agree to pay us a percentage of the dollar amount of products sold through the web site link or a fixed rate per visitor sent to our web site. The amount and method of payment varies from merchant to merchant. In addition, by having affiliate web site users access our web site and increase traffic, the amount that businesses are willing to pay to advertise on our web site increases.

Future  Products  and  Services

We intend to expand our business by creating a rebate program that rewards customers for accessing the surforama.com web site, using our e-mail and purchasing products and services through our web site. We also plan to add products and services to our web site such as online coupons and auctions, to increase our presence through regional and national advertising and to further develop the content of our web site by including information on stocks, business, health, computers, games, banking, newspapers and MP3s.

6.     ECoupons

We plan to offer ECoupons. ECoupons will allow customers to access a variety of coupons for products and services. Consumers will have access to discount coupons and promotions on selected products and services 24 hour a day from any computer connected to the Internet. Users simply type in their zip code or the name of the city to display coupons for businesses located in the geographical area they have specified. Users then print coupons displayed on their computer screens and take them to the sponsoring businesses.

We intend to offer the coupon service to businesses free of charge. We expect to generate revenue from the increased traffic to our web site created by the ECoupons.

7.     Rebatopia.com

We entered into an equity joint venture agreement dated February 24, 2000 with Source(TM), a division of Premier Lifestyles International Corporation. The parties agreed to jointly establish and develop an online database and tracking system for Source's SCORE(R) Reciprocal Rebate program, a pay-to-surf rewards and an online shopping rebate program. In accordance with the terms of this agreement, we jointly incorporated Rebatopia.com, Inc., a Nevada corporation. Rebatopia now owns the web sites located at rebatopia.com and rebatetopia.com.

Pursuant to the terms of the agreement, we provide the operations expertise for tracking member rebates and developing and maintaining an online user database. Source has provided the start-up servers and equipment required to host Rebatopia's web sites and user database, and has provided Rebatopia with access to its 1,000,000 SCORE(R) member database.

Through SCORE(R)'s Reciprocal Rebate program, consumers may apply for free rebate shopping network memberships. Members receive rebates when they purchase products or use services offered on the Rebatopia web sites. Members also receive money for downloading Rebatopia's PaytoSurf Navigator, a Windows based program that displays advertisements on the member's computer screen. The member may browse the Internet, work on a document and send e-mail while using the PaytoSurf Navigator.

On March 27, 2000, along with Source, we entered into an agreement with EuroCapital Holdings AVV, Telquest Technologies, Inc. and Uwantcash.com, Inc. We refer to these entities collectively as the Eurocapital Group. The Eurocapital Group agreed to invest $2,000,000 in Rebatopia and sell to Rebatopia a 100% interest in its proprietary pay to surf tracking software in exchange for a 33.3% interest in Rebatopia's shares. On August 8, 2000, we, Source and the Eurocapital Group agreed to terminate the March 27, 2000 purchase and sale agreement. At the date of termination, the Eurocapital Group had advanced $100,000 to us, and an additional $125,000 to Source. In consideration of these payments, we agreed to transfer 2,790 shares of common stock in Rebatopia to Eurocapital Holdings AVV. Source did the same.

Rebatopia.com, Inc. is operated independently from us. We are a minority shareholder of Rebatopia.com, Inc. Accordingly, Rebatopia is responsible for all losses it incurs. However, for accounting purposes, we record 49.07% of Rebatopia.com, Inc.'s loss into our financial results. Rebatopia intends to meet any capital requirements through equity financing. Any profits realized by Rebatopia will either be reinvested in its business or paid to its shareholders, including us, through the declaration of dividends.

Share  Structure  of  Rebatopia

Rebatopia's Articles of Incorporation currently provide that it is authorized to issue up to 70,000,000 shares of common stock with a par value of $0.001 per share and up to 5,000,000 shares of preferred stock with par value of $0.001. As at the date of this registration statement, 300,000 shares of common stock are issued and outstanding in the capital of Rebatopia. No preferred shares of common stock are issued and outstanding.

The  shareholders  of  Rebatopia  are  as  follows:

Name of Shareholder      Number of Shares Owned     Percentage  of Shares  Owned
---------------------    -------------------------  ----------------------------
Surforama.com,  Inc.     147,210                       49.07%
Source                   147,210                       49.07%
Eurocapital Holdings AVV   5,580                        1.86%


Source's  Business

Source is a retail and marketing services company that offers a variety of services to individuals and business including rebate shopping network memberships, point of sale systems management, debit card processing and web site development and hosting. As part of its operations, Source contracts with companies to offer participation in its rebate shopping network. Members or employees of these participating companies are then eligible to receive rebates averaging 2.5% on products purchased from participating merchants. On each purchase, a portion of the price paid by the rebate network member is remitted to the member's sponsoring organization and to the organization that recruited the participating merchant.

Currently, the Source rebate-shopping network consists of 21 North American independent sales organizations. These organizations have signed agreements with Source to market Source's benefits and services to their membership.

Through Score's Reciprocal Rebate program, consumers may apply for free rebate shopping network memberships. Members receive rebates when they purchase products or use services offered on Rebatopia's web sites. They also receive money for downloading Rebatopia's PaytoSurf Navigator, a Windows based program that displays advertisements on the member's computer screen. The member may browse the Internet, work on a document and send e-mail while using the PaytoSurf Navigator.

A member receives 10 points for each banner advertisement that is shown while that member is using his or her computer. A portion of Rebatopia's advertising proceeds is distributed on a pro rata basis to members each month based on the number of points each has accumulated. This system encourages members to view advertisements and provides the advertiser with a source of exposure to consumers.

Rebatopia's revenue will be derived exclusively from advertising proceeds. The amount of revenue that Rebatopia generates will depend on the number of individuals who access its web site to make online purchases or to view the number of Score rebate points they have earned.

We have been developing online products and services since the middle of 1999. We began with the development of a personal rewards community portal and rewards program featuring a number of revenue generating services such as our classifieds section, free email, rebate mall, and affiliate program.

During this development stage we were in the process of creating an online shopping and tracking technology for our existing users/members. This enabled us to offer progressive and valuable technology to numerous market segments, allowing us to become an applications service provider.

We  have  spent  the  following  amounts on research and development activities:

     Inception  to
     November  30,  2001
     -------------------


Research  and  Development  Operating  Expenditures:     $  21,275

To date, our research and development efforts have been financed by investors who purchased our seed shares. In addition, our officers and programmers have reduced our research and development costs by donating their time or by receiving lower fees than the fair market value of their time. Any future research and development that we undertake will likely be financed through the sale of our securities.

Market  For  Our  Products  and  Services

1.  The  Internet  Economy

The Internet has dramatically changed the way that millions of people worldwide share information, communicate and conduct business. International Data Corporation, or IDC, an independent technology research organization, estimates that the total number of Internet users worldwide will grow from approximately 196 million at the end of 1999 to approximately 602 million by the end of 2003. IDC further estimates that worldwide electronic commerce over the Internet will increase from $111 billion in 1999 to $1.6 trillion in 2003. Similarly, Forrester Research estimates that U.S. business e-commerce revenue will grow from $109 billion in 1999 to $1.3 trillion in 2003. The availability of a broad range of content and the acceptance of electronic commerce has driven rapid Internet adoption by businesses and consumers alike, which has in turn stimulated the proliferation of additional content and electronic commerce. It is projected that there will be 720 million Internet users worldwide by at the end of 2005.

2.  Expansion  Strategy
Our expansion into other regions will depend on the success of our test marketing in British Columbia and our ability to raise additional financing.

3.  Advertising  and  Sales  Strategy

Our web site must attract and maintain user traffic to generate revenue. The amount of advertising revenue that we generate is directly proportional to the number of times that Internet users access our web site and view its contents. We intend to use a combination of Internet, e-mail and traditional advertising to promote our web site and increase traffic.

Internet advertising will include traditional banner advertisements, buttons and hyperlinks placed at high traffic web sites, as well as reciprocal advertisements and affiliate programs. We will allocate 20% of our advertising budget to Internet advertising. Due to the Internet's vast size, it is often difficult to target regional clientele on a mass scale. Therefore, selective regional Internet advertising with an emphasis on niche clientele will be our highest priority.

We will direct the majority of our advertising budget to print, radio and television media, as well as to having a presence at trade shows. Initially, we intend to place advertisements in various sections of all major newspapers and magazines in British Columbia. Such advertisements will target prospective buyers, as well as individuals and businesses that will be placing future advertisements.

Revenue

We expect to generate revenue by selling products and services, private label websites, and advertising.

Our web site includes the Surforama Store, an online shopping service that currently offers more than 40,000 products. When a customer accesses the Surforama Store by pressing an icon on the web site, the customer is linked to an independent web site operated by an affiliate company. If a consumer makes a purchase from an affiliate company via our web site, we receive a payment from the affiliate company equal to 1% to 25% of the value of the item or items purchased. This arrangement allows us to offer our users a wide variety of consumer products with low overhead and no inventory.

Our private label product is a fully customized version of our site, offering online companies a chance to offer our full suite of products and services without having to spend the time and money on development. The private labelling of these sites will generate a one time customization fee based on the amount of hours needed to customize, and will also generate a monthly maintenance fee that will be based on the size of the customers site and its activity.

At present, our only material advertising agreement is with Engage Media. Pursuant to this agreement, we receive an average of over 200 advertisers per month who post banner advertisements on our web site. Some advertisers target our site more than others hence some banners from advertisers will show up more than others. Depending on the advertising arrangement, we either receive revenue from these businesses each time an Internet user clicks on their advertisement, or each time an Internet user purchases something from the business as a result of a click-through from our web site. While these advertisement agreements vary, we typically receive from $0.01 to $0.80 for each click-through and a 1% to 25% commission on each click-through that leads to a sale.

Currently, online advertising consists primarily of banner advertisements and sponsorships on frequently visited portals and other Web sites. However, as the number of web sites and amount of advertising on the Internet has proliferated, we believe decreasing consumer response to banner advertising has led advertisers and marketers to question the effectiveness of such advertising and marketing campaigns. Marketers are considering alternative marketing solutions that encourage consumers not only to pay greater attention to marketing messages but also to increase response rates to those messages. Conversely, many consumers prefer to limit the number of advertisements to which they are exposed and prefer to be exposed only to those advertisements for products or services in which they are interested. We believe that the inability of traditional banner advertising to maximize the powerful one-to-one relationships enabled by the Internet has led advertisers to place greater emphasis on online direct marketing as a more effective means to convert Internet users into customers.

There are generally two types of advertising: (a) brand advertising and (b) response-oriented advertising. Brand advertising is intended to generate awareness of and create a specific image for a particular company, product or service. In contrast, response-oriented advertising, or direct marketing, is intended to generate a specific response action from the consumer after exposure to an advertisement. Response-oriented advertisers focus on the short-term benefit of advertising and seek to maximize the number of desired responses per advertising dollar.

The Internet is particularly well suited to response-oriented advertising because it is easier for consumers to read and respond to an advertisement than traditional direct response media such as toll-free numbers or business reply cards. In addition, measuring response rates, an essential element for response-oriented advertisers, is easier with Internet advertising than in traditional media, enabling advertisers to modify campaigns quickly to increase response rates.

Our banner advertising program enables the advertiser to seamlessly track the performance of an advertising campaign from banner advertisements, to the user's decision to "click" on the banner and through to any type of "back-end" transaction, such as registrations, sales orders or downloads. This service allows the advertiser to evaluate its advertising campaign on its own predetermined criteria as the advertiser can track a user's entire path through the back-end to help understand where in the cycle the consumer decides to purchase. In order to enhance banner response and maximize performance, our web site supports HTML, Java(TM), Enliven(TM), Comet Cursor(TM), Real Audio(TM),
Real Video(TM), The Thinking Media(TM), Audiobase(TM), Unicast Superstitials(TM), BlueStreak, E*Banner(TM), First Virtual VADz(TM), audio, video and more.

Competition

Our main competitors in our classified services are local newspapers and classifieds2000.com in Canada, and adquest.com in the United States. Our main competitors

1.  Local  Newspapers

In our initial target area of British Columbia, our main competitors will be local daily newspapers with extensive classified sections. Most classified advertisements in these local newspapers are extremely brief and expensive for the consumer. Websites created by such local newspapers duplicate content of the actual advertisements that customers have placed in the newspapers.

We anticipate that we will be able to overcome competition from local newspapers because we offer free advertising to consumers while they charge for these services.

2.  Classifieds2000

Classifieds2000 was initially a supplier of classified advertising content to Netscape and several well-known Internet search engines. One of the biggest advantages of using Classifieds2000 is the enormous content available in each advertising category. Although, some advertisements on the Classifieds2000 web site are over 18 months old.

Our web site automatically purges old advertisements from 30 to 90 days from the original date of the posting depending on user preference.

3.  Adquest

Adquest displays classified advertisements from all major newspapers in the United States on the Internet. However, since only newspaper advertisements are listed, the advertisements tend to be short and do not include pictures, audio or multimedia. Because Adquest only provides content, users are not able to list their own advertisements, which translates into a low number of repeat users.

Both Classifieds2000 and Adquest are established businesses in the classified advertisement field with far greater market recognition and financial resources than us. In order for us to succeed, we will have to successfully compete with Classifieds2000 and Adquest, as well as numerous smaller competitors, in their established markets, or develop new markets.

Hotmail.com, Mail.com, and Yahoomail.com are our three largest competitors in the free email market. Almost every web site on the Internet offers a free email service and the average user has more than three email addresses each. However, we do not compete directly with any one company for this business. We provide free e-mail service to Internet users in order to increase user traffic to our web site and generate additional advertising revenue. Each time users want to check their email, they must access our web site.

AOL.com, and Yahoo.com, are two of the largest e-commerce sites and competitors on the Internet. However, with regard to our operations, we are also in competition with any web enabled e-commerce site on the Internet. The co-branding of our classified services and our Surforama Store are primarily added-value services we provide to our members in order to create stickiness on our website. In our industry, stickiness refers to the ability of a web site and the web site content to retain users/members. A web site's core products and services, along with added value products and services that are usually free offer a form of incentive to user/members to repeatedly visit a web site and encourage longer visits.

Rebatopia faces significant competition from online incentives-based advertising and marketing programs and providers of micro-payment systems. We expect competition to increase due to the lack of significant barriers to entry for online business generally and for online incentives-based direct marketing programs and micro-payment transactions in particular.

Government  Regulation

Due to the increasing popularity and use of the Internet, it is possible that a number of laws and regulations may be adopted with respect to the Internet generally, covering issues such as user privacy, pricing, and characteristics and quality of products and services. Similarly, the growth and development of the market for Internet commerce may prompt calls for more stringent consumer protection laws that may impose additional burdens on those companies conducting business over the Internet. The adoption of any such laws or regulations may decrease the growth of commerce over the Internet, increase our cost of doing business or otherwise have a harmful effect on our business.

To date, governmental regulations have not materially restricted the use or expansion of the Internet. However, the legal and regulatory environment that pertains to the Internet is uncertain and may change. New and existing laws may cover issues that include:

-     Sales  and  other  taxes;
-     User  privacy;
-     Pricing  controls;
-     Characteristics  and  quality  of  products  and  services;
-     Consumer  protection;
-     Cross-border  commerce;
-     Libel  and  defamation;

-     Copyright,  trademark  and  patent  infringement;  and
-     Other  claims  based  on  the  nature  and  content of Internet materials.



These new laws may impact our ability to market our products and services offered on our web site in accordance with our business plans.

We may have to qualify to do business in other jurisdictions. If we make sales of our products or services, we anticipate that sales and our customers will be in multiple states and foreign countries. As our customers may reside in such states and foreign countries, such jurisdictions may claim that we are required to qualify to do business as a foreign company in each such state and foreign country. Failure to qualify as a foreign company in a jurisdiction where required to do so could subject us to taxes and penalties.

We are not aware of any environmental laws that will be applicable to the operation of our business.

Employees

We do not have any employees other than our directors and officers. We retain independent consultants on a contract basis to develop and market our web site.

Risk  Factors

If  We  Do  Not  Obtain  Additional  Financing,  Our  Business  Will  Fail

As at November 30, 2001, we had cash in the amount of $1,487. Our business plan calls for on going expenses in connection with maintaining our web sites. These expenses will be partially paid for by initial customization fees and monthly maintenance fees from potential customers who we will be providing content to, while improving our offerings. Since our inception, we have incurred losses totalling $105,067. This amount would have been higher if we did realize a non-recurring gain we realized by selling a partial interest in Rebtopia.com, Inc. pursuant to a terminated sale agreement. There is no expectation that that we will continue receive funds of this nature. Accordingly, we may lose significant money in the foreseeable future.

Presently, we incur approximately $10,000 in general and administrative expenses per month. We also intend to devote additional resources to further the development of our business. Accordingly, we may require additional funding in order to finance this development expense. We anticipate that such costs will include:


- $19,000 to complete the development of our web site and the rebatopia web site;
-     $15,500  for  advertising  and  marketing  costs;  and
- $18,000 to purchase and lease additional equipment for our web site development.

If we are not able to raise the funds necessary to fund our research and development objectives, we may have to delay the implementation of our business plan.

We do not have any arrangements for financing and we can provide no assurance that we will be able to obtain the required financing when needed. Obtaining additional financing will be subject to a number of factors, including:

-     Market  conditions;
-     Investor  acceptance  of  our  business  plan;  and
-     Investor  sentiment.

These factors may make the timing, amount, terms and conditions of additional financing unattractive or unavailable to us. If we are not successful in achieving financing in the amount necessary to develop and market our web sites, then we will not be able to achieve revenues and our business will fail.

Because We Have Only Recently Commenced Business Operations, We Face A High Risk of Business Failure

We were incorporated in October 1999. Our Internet web site was also developed in 1999. Accordingly, you can evaluate our business, and therefore our future prospects, based only on a limited operating history. In addition, you must consider our prospects in light of the risks and uncertainties encountered by companies in an early stage of development in new and rapidly evolving markets.

We acquired the website address rights to surforama.com in 1999 and the rights to rebatetopia.com and rebatoptia.com in 2000. MMikeh We are presently in the process of developing and expanding the content on our web sites and offering additional products and services. Our revenues for the fiscal year ended November 30, 2001 were $59,843, earned from advertising, consulting, and interest income. Accordingly, we have minimal operating history from which investors can evaluate our business. An investor should consider the risks, expenses and uncertainties that an early stage company like ours faces. These risks include our ability to:

-     Develop  a  functioning  and  marketable  website;
- Offer products and services that are easy to use and desired by merchants and consumers;
-     Successfully  market  our  existing  and  planned  products  and services;
- Convince potential customers to visit our websites and purchase products from our Surforama Store;
- Convince merchants to pay us for accessing classified advertising content on our surforama.com website.
-     Respond  effectively  to  competitive  pressures;
- Continue to develop and upgrade our web sites once development is complete.

If we are unsuccessful in addressing these risks, our business will most likely fail.

Because We Have Only Recently Commenced Business Operations, We Expect to Incur Operating Losses For The Foreseeable Future

We have incurred losses totalling $105,067 since our inception on August 10, 1999. In the near future, we anticipate that we will incur increased operating expenses without obtaining comparable increases in revenues from sales. We therefore expect to incur significant losses into the foreseeable future.

If we are unable to generate significant revenues from our operations, our business will fail.

If we are unable to generate significant revenues from advertising on our web sites, sales from our Surforama store, sales of access to our Surforama.com affiliate program and income from rebatopia, we will not be able to achieve profitability or continue operations.

Because We Are A Development Stage Company, Our Business Has A High Risk Of Failure

As noted in our financial statements that are included with this prospectus, we are a development stage company that is currently developing two web sites. These conditions, as indicated in the audit report of Morgan & Company, Chartered Accountants, raise substantial doubt as to our continuance as a going concern. To date, we have completed only partial development of viable web sites offering products and services and we can provide no assurance that the products and services offered and under development will have a commercial application. The success of our business operations will depend upon our ability to obtain further financing to complete successful development of the program and to attain profitable operations. It is not possible at this time for us to predict with assurance the outcome of these matters. If we are not able to complete successful development of the program and attain sustainable profitable operations, then our business will fail.

If We Become Subject To Burdensome Government Regulations Affecting The Internet, Our Business Could Be Adversely Affected

To date, governmental regulations have not materially restricted use of the Internet in our markets. However, the legal and regulatory environment that pertains to the Internet is uncertain and may change. Uncertainty and new regulations could increase our costs of doing business and prevent us from delivering our products and services over the Internet. The growth of the Internet may also be significantly slowed. This could delay growth in demand for our network and limit the growth of our revenues. In addition to new laws and regulations being adopted, existing laws may be applied to the Internet. New and existing laws may cover issues that include:

1.     sales  and  other  taxes;
2.     user  privacy;
3.     pricing  controls;
4.     characteristics  and  quality  of  products  and  services;
5.     consumer  protection;
6.     cross-border  commerce;
7.     libel  and  defamation;
8.     copyright,  trademark  and  patent  infringement;  and
9.     other  claims  based  on  the  nature  and content of Internet materials.

If We Are Unable To Hire And Retain Key Personnel, Then We May Not Be Able To Implement Our Business Plan

We depend on the services of our senior management and key technical personnel. In particular, our success depends on the continued efforts of our president and chief executive officer, Edward Yau, and our Vice President and chief operating officer, Mike Hanson. The loss of the services of Mr. Yau, Mr. Hanson or any of our key management, sales or technical personnel could have an adverse effect on our business, financial condition and results of operations. In addition, our success is largely dependent on our ability to hire highly qualified managerial, sales and technical personnel within Canada. These computer programmers, technical personnel and sales and marketing personnel with experience in the computer industry are in high demand and we may not be able to attract the staff we need at a cost that is within our operating budget. In addition, we may lose employees or consultants that we hire due to higher salaries and fees being offered by competitors or other businesses in the computer and Internet industries.

If  We Are Not Able To Effectively Respond To Competition, Our Business May Fail

The e-commerce industry is intensely competitive in all its phases. We will face competition from competitors who offer products and services similar to ours. These competitors have completed development of their web sites and are presently marketing their products and services. Accordingly, these competitors have already begun to establish brand-recognition with consumers. We will attempt to compete against these competitors by developing features, ease of use, and enhanced performance that exceed the features and performance offered by competing products and services. However, we cannot assure you that our web site functionality and content will outperform competing products or that competitors will not develop new or modified versions of their products and services whose performance equals or exceeds what we provide. In addition, we may face competition based on price. If our competitors lower the prices on their products and services, then it may not be possible for us to market our products and services at prices that are economically viable. Increased competition could result in:

-     Lower  than  projected  advertising  fees  from  our  web  sites;
-     Price  reductions  and  lower  profit  margins  on our goods and services;
- Our inability to develop and maintain our web sites and offer products and services with features and usability sought by potential customers.


Any one of these results could adversely affect our business, financial condition and results of operations. In addition, our competitors may develop competing products and services that achieve greater market acceptance. It is also possible that new competitors may emerge and acquire significant market share. Our inability to achieve sales and revenue due to competition will have an adverse effect on our business, financial condition and results of operations.

Our  Securities  May  Be  Subject  To  Penny  Stock  Regulation.

If the price of our common stock falls below $5.00 per share, then we will be subject to "penny stock" regulation. "Penny stock" rules impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally those with assets in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 together with a spouse). For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of such securities and have received the purchaser's written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to the transaction, of a disclosure schedule prescribed by the Commission relating to the penny stock market. The broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, monthly statements must be sent disclosing recent price information on the limited market in penny stocks. Consequently, the "penny stock" rules may restrict the ability of broker-dealers to sell our shares of common stock. The market price of our shares would likely suffer as a result.

Our  Stock  Price  Will  Likely  Be  Volatile.

While our shares are quoted for trading on the NASD OTC Bulletin Board, to date, there has been no trading volume. We anticipate that the market price of our common stock will be subject to wide fluctuations in response to several factors including:


- Our ability to complete the development of the Surforama and Rebatopia web sites;
-     Our  ability to generate revenues from advertising sales on our web sites;
-     Our  ability  to generate revenues from the sales of products and services on  the  Surforama  web  site;
- Our ability to convince merchants to pay us for using the Surforama.com Affiliate Program;
-     Our  ability  to  generate  brand  recognition  of  our  web  sites;
-     Increased  competition  from competitors who offer competing products; and
-     Our  financial  condition  and  results  of  our  operations.

Forward-Looking  Statements

This Form 10-KSB contains forward-looking statements that involve risks and uncertainties. We use words such as anticipate, believe, plan, expect, future, intend and similar expressions to identify such forward-looking statements. You should not place too much reliance on these forward-looking statements. Our actual results are likely to differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us described in the above "Risk Factors" section and elsewhere in this document.

                        ITEM 2:  DESCRIPTION OF PROPERTY

Our executive offices are located at 105 - 1010 West 42nd Avenue, Vancouver, British Columbia, Canada. Mr. Mike Hanson provides office space to us free of charge.

                           ITEM 3:  LEGAL PROCEEDINGS

There  are  no  legal  proceedings  pending  or  threatened  against  us.

          ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On October 22, 2001, in accordance with our bylaws, shareholders representing a majority of the shares entitled to vote approved in writing all business required to be transacted at an Annual General Meeting of the coming. Edward Yau, Mike Hanson and Greg Yanke were re-elected as directors of the Company for the ensuing year. Shareholders also passed resolutions approving our financial statements, the re-appointment of Morgan & Company, Chartered Accountants as our and all acts of our directors and officers since the date of our last Annual General Meeting.


                                     PART II

ITEM  5:  MARKET  FOR  COMMON  EQUITY  AND  RELATED  STOCKHOLDER  MATTERS

Market  Information

During the fiscal year ended November 30, 2001, we have filed an application to have our shares of common stock quoted for trading on the OTC Bulletin Board, which is sponsored by the National Association of Securities Dealers. The OTC Bulletin Board is a network of security dealers who buy and sell stock. The dealers are connected by a computer network that provides information on current "bids" and "asks", as well as volume information. Subsequent to November 30, 2001, our shares are quoted on the OTC Bulletin Board under the symbol "SRFO".

To date, none of our shares have traded through the facilities of the OTC Bulletin Board. We currently have 30 shareholders of record.

Rule  144  Shares

A total of 19,752,250 shares of our common stock are available for resale to the public in accordance with the volume and trading limitations of Rule 144 of the Act. In general, under Rule 144, as currently in effect, a person who has beneficially owned shares of a company's common stock for at least one year is entitled to sell within any three month period a number of shares that does not exceed the greater of:

1. 1% of the number of shares of the company's common stock then outstanding which, in our case, will equal approximately 198,289 shares as of the date of this prospectus; or

2. the average weekly trading volume of the company's common stock during the four calendar weeks preceding the filing of a notice on form 144 with respect to the sale.

Sales under Rule 144 are also subject to manner of sale provisions and notice requirements and to the availability of current public information about the company.

Under Rule 144(k), a person who is not one of the company's affiliates at any time during the three months preceding a sale, and who has beneficially owned the shares proposed to be sold for at least two years, is entitled to sell shares without complying with the manner of sale, public information, volume limitation or notice provisions of Rule 144.

As of the date of this prospectus, persons who are our affiliates hold 11,820,100 of the 19,752,250 shares that may be sold pursuant to Rule 144.

Stock  Option  Grants

To  date,  we  have  not  granted  any  stock  options.

Registration  Rights

We have not granted registration rights to the selling shareholders or to any other persons.

Dividends

There are no restrictions in our articles of incorporation or bylaws that prevent us from declaring dividends. The Nevada Revised Statutes, however, do prohibit us from declaring dividends where, after giving effect to the distribution of the dividend:

1. we would not be able to pay our debts as they become due in the usual course of business; or

2. our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the rights of shareholders who have preferential rights superior to those receiving the distribution.

We have not declared any dividends, and we do not plan to declare any dividends in the foreseeable future.

        ITEM 6: MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Plan  of  Operation

During the fiscal year ended November 30, 2001, we attempted to raise the necessary funds to conduct our business plan. To date, we have been unsuccessful in securing the require financing. Consequently, unless we secure funding, of which there is no guarantee, we will be forced to either revise our business plan or acquire an interest in a different business opportunity. This may result in the abandonment of our current plan of operations.

Our plan of operations for the next twelve months is to complete the following objectives within the time period specified, subject to our obtaining additional financing for the continued development of the surforama website, the rebatopia web site, and business activities related to the web site and carrying out our marketing plan;

* We plan to undertake an advertising and marketing campaign upon raising adequate funding. We anticipate that the cost of these marketing expenses will be approximately $15,500 for both companies.

*    We  plan  to  purchase  and  lease  additional  equipment  for our web site development  at  an  approximate  cost  of  $6,000.

* We anticipate spending approximately $11,000 in ongoing general and administrative expenses per month.

* We anticipate our monthly operating costs of our web sites will be approximately $2,225 per month.

We have completed the first phase of our business plan by establishing our classified advertisement web site service. Our present focus is to build our web site by adding products, services and additional content. We intend to commence a marketing campaign to promote our web site's services and products.

Due to changing market conditions, we are charging setup fees for private label site customization and for monthly maintenance fees. These setup fees range from $2,500 to $5,000 or more depending on the time required to customize the web site. The monthly maintenance fee ranges from $300 to over $3,000 depending on the size of the web site and also the number of visitors it attracts. Web sites with more visitors require additional bandwidth and are therefore costlier. With this in place, the overhead of the company will be greatly reduced since we will not be building or developing anything for free.

If we do not raise additional funds by selling our shares or if we are unable to generate sufficient revenue our business will fail.

In building our internal administrative and managerial organization, we will seek to minimize the hiring of full-time employees. With additional revenues, we plan to retain staffing levels sufficient to achieve our goals. This additional staffing may include full-time and part-time employees, and consultants. Without sufficient revenues, we will continue limiting our employees to our president and vice-president.

Completion of our plan of operation is subject to obtaining adequate financing. However, we cannot assure investors that adequate financing will be obtained. In the absence of our projected revenues, we may be unable to proceed with our plan of operation. Even without significant revenues within the next twelve months, we still anticipate being able to continue with our present activities, but we will require financing to potentially achieve our goal of profit, revenue and growth.

We anticipate that our operational and administrative expenses for the next 12 months will total $116,400. A breakdown of these anticipated expenses are as follows:

Equipment  Costs

     Equipment  for  Further  Website  Development        $ 19,000
     Equipment  Leasing  Costs:                           $ 18,000

Sales  and  Marketing  Costs:

     Advertising  &  Promotion:                           $ 15,500

Operational  and  Administrative  Costs:

     Website  Development:                                $ 37,200
     General  Office/Professional  Expenses               $ 26,700
                                                          --------

     Total:                                               $116,400
                                                          --------

The foregoing represents our best estimate of our cash needs based on current planning and business conditions. The exact allocation, purposes and timing of any monies raised in subsequent private financings may vary significantly depending upon the exact amount of funds raised and status of our business plan.

In the event we are not successful in reaching our initial revenue targets, additional funds may be required and we would then not be able to proceed with our business plan for the development and marketing of the our core products and services. Should this occur, we would likely seek additional financing to support the continued operation of our business.

We anticipate that depending on market conditions and our plan of operations, we could incur operating losses in the foreseeable future. We base this expectation, in part, on the fact that we run on a very tight budget in completing the development of our software and website and do not anticipate earning any substantial revenues until sometime next year. Our future financial results are also uncertain due to a number of factors, some of which are outside our control. These factors include, but are not limited to:

* our ability to develop a commercially marketable product and service with the features and functionality sought by potential customers;
* our ability to successfully market co-brand and private label our site to potential customers;

* our ability to charge customers a license fee that will enable us to generate revenues exceeding operating costs;
*    the  introduction  and  availability  of competing products by competitors.

Results  of  Operations

From the date of Surforama.com Portal Services Inc.'s incorporation on August 10, 1999 to November 30, 2001, management has focused on the development of the surforama.com and rebatopia.com web sites. One computer programmer and two web site developers have spent a total of approximately 4,350 hours constructing our classified advertisement portal. These individuals have not charged us for their services.

From the date of Rebatopia's incorporation to present, management focused on the development of the rebatopia.com web site. One computer programmer and two web site developers have spent a total of approximately 3,300 hours constructing our shopping and tracking portal.

In connection with the development of our surforama.com web site in the fiscal year ended November 30, 2001, we incurred a net loss of $82,890. During the fiscal year we earned revenue of $59,843 consisting of consulting fees of $53,400 charged to clients and advertising revenue of $6,443. This revenue is derived largely from a banner advertising arrangement with Flycast Advertising and a co-branding arrangement with Autofusion Inc., the owner of carprices.com.

Offsetting this revenue was expenses totalling $107,185 including consulting fees paid to our directors Edward Yau and Mike Hanson of $36,134, legal and accounting fees totalling $24,548, amortization costs of $20,996 relating to our software development costs and our computer equipment, $11,800 representing the write off of bad debts, $6,811 in websire development and maintenance costs, $5,260 in office expenses and $1,636 in transfer agent fees.

As compared with our fiscal year ended November 30, 2000, our total revenue increased by $1,058 in the current fiscal year. Our advertising revenue increased from $3,506 to $6,443 due to increased traffic on our websites.
Consulting fee income decreased marginally from $55,279 to $53,400. Our administrative expenses dropped from $141,204 in 2000 to $107,185 in the most recent fiscal year. This change was primarily a result of a decrease in consulting services from $74,283 to $36,134 and a decrease in website development and maintenance costs from $14,464 to $6,811.

Since incorporation, we have funded our operations through private equity financings and common share issuances in exchange for services. We have raised a total of $125,280 from selling or exchanging our securities in this time frame. As at November 30, 2001, our assets were recorded at $178,452 consisting of cash of $1,487, an accrued interest receivable from Rebatopia.com, Inc. of $18,393, investment in and advances to Rebatopia.com, Inc. of $135,313, computer equipment valued at $1,159 and software development costs relating to our websites of $20,500.

At November 30, 2001, our liabilities totaled $97,917 and consisted of accounts payable and accrued liabilities of $21,492, advances due to shareholders of $62,435 and a loan payable of $13,990.

We believe that the above discussion contains a number of forward-looking statements. Our actual results and our actual plan of operations may differ materially from what is stated above. Factors which may cause our actual results or our actual plan of operations to vary include, among other things, decisions of our board of directors not to pursue a specific course of action based on its re-assessment of the facts or new facts, changes in the Internet business or general economic conditions and those other factors identified in this prospectus.

                          ITEM 7:  FINANCIAL STATEMENTS

                               SURFORAMA.COM, INC.
                          (A Development Stage Company)


                        CONSOLIDATED FINANCIAL STATEMENTS


                           NOVEMBER 30, 2001 AND 2000
                             (Stated in U.S. Dollars)

                                AUDITORS' REPORT




To  the  Shareholders  and  Directors
Surforama.com,  Inc.
(A  Development  Stage  Company)

We have audited the consolidated balance sheets of Surforama.com, Inc. (a development stage company) as at November 30, 2001 and 2000, and the consolidated statements of operations and deficit accumulated during the development stage, cash flows, and stockholders' equity for the years ended November 30, 2001 and November 30, 2000, and for the period from August 10, 1999 (date of inception) to November 30, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with United States generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as at November 30, 2001 and 2000, and the results of its operations and cash flows for the years ended November 30, 2001 and November 30, 2000, and for the period from August 10, 1999 (date of inception) to November 30, 2001 in accordance with United States generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company is in the development stage and will need additional working capital for its planned activity, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in
Note 1(c). These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.




Vancouver,  B.C.                                         /s/ Morgan  &  Company

March  5,  2002                                          Chartered  Accountants


                                          SURFORAMA.COM, INC.
                                     (A Development Stage Company)
                                     CONSOLIDATED BALANCE SHEETS
                                       (Stated in U.S. Dollars)
-------------------------------------------------------------------------------
                                                    NOVEMBER 30
                                                2001            2000
-------------------------------------------------------------------------------
ASSETS
Current
  Cash and cash equivalents                      $      1,487   $ 23,744
Prepaid expenses                                        1,600          -
                                               ---------------------------
                                                        3,087     23,744

Investment In And Advances To
 Rebatopia.com, Inc.(Note 3)                          153,706    112,619
Capital Assets, net of
 accumulated amortization of $797
 (2000 - $301)                                          1,159      1,655

Software Development Costs, net of
 accumulated amortization of
 $41,000 (2000 - $20,500)                              20,500     41,000
                                               ---------------------------
                                                 $     178,452   $179,018
===============================================================================

LIABILITIES
Current
  Accounts payable and accrued liabilities       $      21,492   $ 15,996
  Advances due to shareholder (Note 4)                  62,435          -
  Loans payable, current portion                         4,063          -
                                               ---------------------------
                                                        87,990     15,996
Loans Payable (Note 5)                                   9,927          -
                                               ---------------------------
                                                        97,917     15,996
                                               ---------------------------
STOCKHOLDERS' EQUITY


Capital Stock
  Authorized:
     70,000,000 common shares,
       par value $0.001 per share
      5,000,000 preferred shares,
       par value $0.001 per share
  Issued and outstanding:
      19,828,899 common shares
       at November 30, 2001 and 2000                    19,829     19,829
Additional paid in capital                             168,560    168,560

Deficit Accumulated During The Development Stage      (105,474)   (22,584)
Cumulative Translation Adjustment                       (2,380)    (2,783)
                                               ---------------------------
                                                        80,535    163,022
                                               ---------------------------
                                                 $     178,452   $179,018
===============================================================================
Nature Of Operations (Note 1)

Approved by the Directors:
===============================================================================

--------------------                           --------------------


                                         SURFORAMA.COM, INC.
                                     (A Development Stage Company)

                         CONSOLIDATED STATEMENTS OF OPERATIONS AND DEFICIT
                                      (Stated in U.S. Dollars)

                                                                 PERIOD FROM
                                                                   DATE OF
                                                                ORGANIZATION
                                                                  AUGUST 10
                                           YEARS ENDED             1999 TO
                                           NOVEMBER 30           NOVEMBER 30
                                       2001          2000         2001
                                      --------------------------------------
Revenue
  Advertising                         $     6,443   $     3,506   $   9,949
  Consulting services                      53,400             -      53,400
Consulting fees from
  related party (Note 6(a))                     -        55,279      55,279
                                      --------------------------------------
                                          59,843        58,785     118,628
                                      --------------------------------------
Expenses


  Amortization                             20,996        20,801      41,797
  Bad debts                                11,800             -      11,800
  Stock based consulting fees                   -             -      20,990
  Consulting services (Note 6(b))          36,134        74,283     110,417
  Office and sundry                         5,260         4,859      13,063
  Professional fees                        24,548        24,273      48,821
  Transfer agent                            1,636             -       1,636
  Travel                                        -         2,524       2,524
  Website development
   and maintenance                          6,811        14,464      21,275
                                      --------------------------------------
                                          107,185       141,204     272,323
                                      --------------------------------------

Loss From Operations                    (47,342)      (82,419)   (153,695)

Interest Income (Note 6(c))              13,602         5,081      18,683


Gain On The Disposal Of A
 Partial Interest In
 Rebatopia.com, Inc. Related
 To A Terminated Sale Agreement               -        99,972      99,972
Equity In Loss
Of Rebatopia.com, Inc.                  (49,150)      (20,877)    (70,027)
                                    --------------------------------------
Net (Loss) Income
For The Year                            (82,890)        1,757   $(105,067)
                                                                ==========
Deficit Accumulated During
The Development Stage,
Beginning Of Year                       (22,584)      (24,341)
                                    --------------------------
Deficit Accumulated During
The Development Stage,
End Of Year                         $  (105,474)  $   (22,584)
==============================================================
Net (Loss) Income Per Share         $     (0.01)  $      0.01
==============================================================



Weighted Average
Number Of Shares Outstanding         19,828,899    19,796,800
==============================================================



                                          SURFORAMA.COM, INC.
                                     (A Development Stage Company)

                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      (Stated in U.S. Dollars)



                                                                 PERIOD FROM
                                                                   DATE OF
                                                                ORGANIZATION
                                                                  AUGUST 10
                                           YEARS ENDED             1999 TO
                                           NOVEMBER 30           NOVEMBER 30
                                       2001          2000         2001
                                      --------------------------------------
Cash Flows From Operating Activities
  Net (loss) income for the year         $(82,890)  $   1,757   $(105,067)
  Items not involving cash:
    Amortization                           20,996      20,801      41,797
    Shares issued for
     other than cash                            -           -      20,990
    Gain on the disposal of
     a partial interest in
     Rebatopia.com, Inc.
     related to a terminated
     sale agreement                             -     (99,972)    (99,972)
    Equity in loss of Rebatopia.com, Inc.  49,150      20,877      70,027

Adjustments To Reconcile Net
 Income To Net Cash Used By
 Operating Activities
  Accrued interest receivable             (13,602)     (4,791)    (18,393)
  Accounts payable and accrued
   liabilities                              5,496      15,351      21,492
  Prepaid expenses                         (1,600)          -      (1,600)
  Advances due from shareholder            62,435           -      62,435
                                      --------------------------------------
                                           39,985     (45,977)     (8,291)
                                      --------------------------------------

Cash Flows From
 Financing Activities
  Common stock issued                           -      76,649     105,899
  Loan advances, net                       13,990           -      13,990
                                      --------------------------------------
                                           13,990      76,649     119,889
                                      --------------------------------------
Cash Flows From Investing Activities
 Acquisition of computer equipment              -      (1,956)     (1,956)
 Investment in Rebatopia.com, Inc.              -      (1,500)     (1,500)
 Proceeds on disposal
  of interest in
  Rebatopia.com, Inc.                           -     100,000     100,000
 Advanced to Rebatopia.com, Inc.          (76,635)   (127,233)   (203,868)
 Net asset deficiency of legal
  parent at date of reverse
  take-over transaction                         -           -        (407)
                                      --------------------------------------
                                          (76,635)    (30,689)   (107,731)
                                      --------------------------------------
Effect Of Exchange
Rate Changes On Cash                          403      (2,868)     (2,380)
                                      --------------------------------------

Net Change In Cash And
Cash Equivalents                          (22,257)     (2,885)      1,487

Cash And Cash
Equivalents, Beginning Of Year             23,744      26,629           -
                                      --------------------------------------
Cash And Cash Equivalents,
End Of Year                            $    1,487   $  23,744   $   1,487
============================================================================



                                                SURFORAMA.COM,  INC.
                                            (A Development Stage Company)

                                   CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                  NOVEMBER 30, 2001
                                               (Stated in U.S. Dollars)


                                       COMMON STOCK
                              -----------------------------------
                                                       Additional             Cumulative
                                                       Paid-In                Translation
                               Shares       Amount     Capital    Deficit     Adjustment     Total
                              --------------------------------------------------------------------------
November - Shares
 issued for stock
 based consulting
 fees                            4,386,806   $     4,387  $ 16,603  $       -   $         -   $ 20,990

November - Shares
 issued for software
 development costs              12,853,194        12,853    48,647          -             -     61,500

November - Exchange of
 shares to acquire
 subsidiary
 Surforama.com
   Portal Services Inc.        (17,240,000)            -         -          -             -          -
 Surforama.com, Inc.            17,240,000             -         -          -             -          -

Net asset deficiency
 of legal parent at date
 of reverse
 take-over transaction                   -             -         -       (407)            -       (407)

November - Shares issued
 for cash at $0.001              2,500,000         2,500    14,500          -             -     17,000

November - Shares issued
 for cash at $1.00                  12,250            12    12,238          -             -     12,250

Translation adjustment                   -             -         -          -            85         85

Net loss for the period                  -             -         -    (23,934)            -    (23,934)
                             --------------------------------------------------------------------------

Balance, November 30,
 1999                           19,752,250        19,752     91,988   (24,341)           85     87,484

June - Shares issued for
 cash at $1.00                      76,649            77    76,572          -             -     76,649

Translation adjustment                   -             -         -          -        (2,868)    (2,868)

Net income for the
 year                                    -             -         -      1,757             -      1,757
                             --------------------------------------------------------------------------

Balance, November 30,
 2000                           19,828,899        19,829   168,560    (22,584)       (2,783)    63,022
Translation adjustment                   -             -         -          -           403        403

Net loss for the year                    -             -         -    (82,890)            -    (82,890)
                             --------------------------------------------------------------------------

Balance, November 30, 2001      19,828,899   $    19,829  $168,560  $(105,474)      $(2,380)  $ 80,535
                             ==========================================================================

                               SURFORAMA.COM, INC.
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           NOVEMBER 30, 2001 AND 2000
                            (Stated in U.S. Dollars)



1.     NATURE  OF  OPERATIONS

a)     Organization

The Company was incorporated in the State of Nevada, U.S.A. on October 22, 1999. The Company's wholly owned subsidiary, Surforama.com Portal Services Inc., was incorporated under the Canada Business Corporations Act on August 10, 1999.

b)     Development  Stage  Activities

The Company intends to develop and market end to end online advertising and classifieds solutions for service providers, corporations and individuals. The Company was created to give product and service oriented businesses an alternative source of advertising and exposure that will be more cost effective, and reach a much larger audience than traditional methods. The Company will offer consumers a popular and fast way to find job searches, vehicles, personals, real estate, apartment rentals, daily news and the ability to purchase products directly from their corporate website.

Surforama.com, Inc. is in the development stage; therefore recovery of its assets is dependent upon future events, the outcome of which is indeterminable. In addition, successful completion of Surforama.com, Inc.'s development program and its transition, ultimately to the attainment of profitable operations is dependent upon obtaining adequate financing to fulfil its development activities and achieve a level of sales adequate to support its cost structure.

c)     Going  Concern

The Company will need additional working capital to be successful in its planned activity and to service its current debt for the coming year, and, therefore, continuation of the Company as a going concern is dependent upon obtaining the additional working capital necessary to accomplish its objective. Management has developed a strategy, which it believes will accomplish this objective, and is presently engaged in seeking various sources of additional working capital including equity funding through a private placement and long term financing.


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

                               SURFORAMA.COM, INC.
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           NOVEMBER 30, 2001 AND 2000
                            (Stated in U.S. Dollars)



2.     SIGNIFICANT  ACCOUNTING  POLICIES  (Continued)

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

In the year of acquisition of an asset, amortization is provided at one half of the above rate.

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

                               SURFORAMA.COM, INC.
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           NOVEMBER 30, 2001 AND 2000
                            (Stated in U.S. Dollars)



2.     SIGNIFICANT  ACCOUNTING  POLICIES  (Continued)

f)     Income  Taxes

The Company has adopted Statement of Financial Accounting Standards No. 109 - "Accounting For Income Taxes" (SFAS 109). This standard requires the use of an asset and liability approach for financial accounting and reporting on income taxes. If it is more likely than not that some portion, or all if a deferred tax asset, will not be realized, a valuation allowance is recognized.

g)     Foreign  Currency  Translation

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

h)     Financial  Instruments

The Company's financial instruments consist of cash, term deposits and accounts payable.

Unless otherwise noted, it is management's opinion that this Company is not exposed to significant interest or credit risks arising from these financial instruments. The fair value of these financial instruments approximate their carrying values, unless otherwise noted.

i)     Cash  Equivalents

The Company considers all highly liquid financial instruments purchased with an original maturity of three months or less to be cash equivalents.

j)     Net  Loss  Per  Share

Net loss per share is based on the weighted average number of common shares outstanding during the period plus common share equivalents, such as options, warrants and certain convertible securities. This method requires primary earnings per share to be computed as if the common share equivalents were exercised at the beginning of the period or at the date of issue, and as if the funds obtained thereby were used to purchase common shares of the Company at its average market value during the period.


                               SURFORAMA.COM, INC.
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                          NOVEMBER  30,  2001  AND  2000
                            (Stated  in  U.S.  Dollars)



3.     INVESTMENT  IN  AND  ADVANCES  TO  REBATOPIA.COM,  INC.


                                                                          2001        2000
                                                                      -----------------------
Investment in and advances to Rebatopia.com, Inc.                     $    135,313  $107,828
Accrued interest                                                            18,393     4,791
                                                                      -----------------------
                                                                      $    153,706  $112,619
                                                                      =======================
Summary financial information for Rebatopia.com, Inc. is as follows:

                                                                           YEAR      MARCH 27
                                                                           ENDED     2000 TO
                                                                        NOVEMBER 30 NOVEMBER 30
                                                                            2001       2000
                                                                      ------------------------
Sales                                                                 $      9,009  $ 27,000
                                                                      =======================
Net loss from continuing operations                                   $    118,556  $ 97,665
                                                                      =======================
Net loss for the period                                               $    118,556  $102,615
                                                                      =======================




On March 27, 2000, Source, a division of Premier Lifestyles International Corporation ("Source"), and the Company contributed their respective databases and operational expertise into an incorporated joint venture, Rebatopia.com, Inc., ("Rebatopia"), originally owned 50% by Source and 50% by the Company. Joint control of the operations was to be exercised by a board of directors consisting of five members. The Company had the right to appoint at least two directors.

The Company had committed to fund Rebatopia up to $1,000,000 within twelve months of the formation of Rebatopia.

On March 27, 2000, Source and the Company agreed to sell a 33.33% of their joint venture interest in Rebatopia to a group collectively known as EuroCapital for $2,000,000 ( to Source and to the Company) to be financed by a note payable with staged payments:

On August 8, 2000 the parties to the Purchase Sale agreement agreed to the termination of the March 27, 2000 agreement and, as a result, the Company no longer has any financial obligation to Source or Rebatopia. At the date of termination, EuroCapital group had advanced $100,000 to the Company. In consideration of this payment, the Company transferred 1,395 common shares of Rebatopia to the EuroCapital group and it now holds a 49.07% interest.

                               SURFORAMA.COM, INC.
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           NOVEMBER 30, 2001 AND 2000
                            (Stated in U.S. Dollars)



3.     INVESTMENT  IN  AND  ADVANCES  TO  REBATOPIA.COM,  INC.  (Continued)

The advances to Rebatopia, a related company, bears interest at U.S. Prime plus 2% and have no specific terms of repayment. Management has indicated that they will not request repayment of this amount within the next fiscal year. Consequently, the amount of the advances has been classified as a non-current asset in the accompanying financial statements.


4.     LOANS  PAYABLE

The loans payable are repayment in blended monthly instalments of principal and interest totalling $1,181 until June 2004. The loans are secured by computer equipment and the guarantees of two directors and shareholders.


5.     ADVANCES  DUE  TO  SHAREHOLDER

Amounts due to a shareholder and officer of the Company are interest free, unsecured and repayable on demand.


6.     RELATED  PARTY  TRANSACTIONS

     During the period, the Company entered into transactions (recorded at exchange values) with related parties as follows:

a) The Company recorded management, programming and website development fees from Rebatopia.com, Inc. totaling $Nil (2000 - $55,279). The Company's consulting expenses specifically related to this consulting fee amounted to $Nil (2000 - $55,279).

b) Management fees paid to certain directors for services rendered to the Company totalled $36,134 (2000 - $74,283).

c) As at November 30, 2001, accrued interest receivable of $18,393 (2000 - $4,791) was due from Rebatopia.com, Inc.

ITEM 8: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM  9:  DIRECTORS,  EXECUTIVE  OFFICERS,  PROMOTERS  AND  CONTROL  PERSONS

Name                    Age      Position with Registrant    Served as a
                                                             Director or
                                                             Officer  Since

Edward  Yau              30      president, chief executive  November  10,  2000
                                 officer  and  director


Mike  Hanson             40      vice-president,
                                 chief operating

                                 officer,  chief
                                 financial  officer,
                                 and  director               November 10, 2000


Gregory  S.  Yanke       32      secretary, treasurer and    November  10,  2000
                                 director

Set forth below is a brief description of the background and business experience of each of our executive officers and directors for the past five years.

Mr. Edward Yau is our President, Chief Executive Officer and Director. Mr. Yau graduated from the University of British Columbia in 1996 with a Bachelor of Medical Laboratory Sciences degree. Prior to founding Surforama.com Portal Services Inc., our wholly owned subsidiary, Mr. Yau founded and acted as President of Crys Tel Telecommunications, Inc. from 1997 to 1999, a private company specializing in the North American and European marketing and deployment of IP telephony products and services which allow users to make long distance telephone calls using the internet. He has also acted as President of Global NeTVision Inc. from 1996 to 1997, an international marketing company based in Canada. Mr. Yau spends 100% of his time on our business.

Mr. Mike Hanson is our Vice-President, Chief Operating Officer, Chief Financial Officer, and Director. Prior to co-founding Surforama.com Portal Services Inc.

with Mr. Yau, Mr. Hanson acted as Chief Operating Officer of Crys-Tel Telecommunications, Inc. from 1998 to 1999, a long distance telephone company specializing in the North American and European marketing and deployment of IP telephony products and services which allow users to make long distance telephone calls using the internet. He also acted as Vice-President of Marketing for Canada Telecom Network Inc., one of the largest long distance resellers in Canada, from 1996 to 1998. Prior to that, Mr. Hanson was employed for eight years as Vice-President of Operations with Prestige Advertising Services Ltd., a private promotional advertising company from 1987 to 1994. Mr. Hanson spends 100% of his time on our business.

Mr. Gregory S. Yanke is Secretary, Treasurer and a Director. Mr. Yanke has been a self-employed securities lawyer and principal of Gregory S. Yanke Law Corporation since February 2000. From May 1996 to February 2000, he was employed as an associate lawyer with Beruschi & Company, Barristers and Solicitors, a Vancouver, Canada based law firm that practices securities and corporate law. Mr. Yanke is a graduate of the University of British Columbia, receiving Bachelor degrees in Political Science (1991) and Law (1994). He is a member in good standing with the Law Society of British Columbia. Mr. Yanke currently acts as a director of Surforama.com, Inc., a United States reporting company. He is also corporate secretary of LMX Resources Ltd., Randsburg International Gold Corp., Alberta Star Mining Corp., and Candorado Operating Company Ltd., all of which are British Columbia and Alberta reporting companies.

Term  of  Office

Our Directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

                        ITEM 10:  EXECUTIVE COMPENSATION

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers by any person for all services rendered in all capacities to us from the date of our inception until October 31, 2000.

                        Annual Compensation Table

                 Annual Compensation               Long Term Compensation
                 -------------------               ----------------------

                                         Other                            All
                                         Annual                           Other
                                         Com-                             Com-
                                         pen-   Restricted                pen-
                                         sa-    Stock  Options/   LTIP    sa-
Name        Title    Year Salary   Bonus tion   Awarded SARs(#) payouts($)tion
----        -----    ---- -------- ----- ------ ------- ------- --------- ----

Edward    President,  2001 $17,420   0     0      0        0     0     0
Yau       CEO,        2000 $31,900   0     0      0        0     0     0
          Director    1999 $0        0     0      0        0     0     0
Michael   Vice-       2001 $18,714   0     0      0        0     0     0
Hanson    President,  2000 $31,899   0     0      0        0     0     0
          COO,        1999 $0        0     0      0        0     0     0
Gregory   Secretary   2001 $0        0     0      0        0     0     0
Yanke     and         2000 $0        0     0      0        0     0     0
          Director    1999 $0        0     $1,776 0        0     0     0
                                              Cdn
Section 16 of the Exchange Act requires that our directors, officers and persons who own more than 10% of the Company's common stock file initial reports of ownership and reports of changes in ownership with the U. S. Securities and Exchange Commission and the NASDAQ National Market. Such persons are required by
U. S. Securities and Exchange Commission regulation to furnish us with copies of all Section 16(a) forms they file. Based on our discussions with certain reporting persons, the we are advised that during its fiscal year ended November 30, 2001, Messrs. Yau, Hanson and Yanke did not file any Forms 3, 4 or 5 as required.

Incentive  Stock  Options

There  are  no  stock  options  to  purchase  our  securities  outstanding.

ITEM  11:  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND  MANAGEMENT

The following table sets forth information regarding the beneficial ownership of our shares of common stock at February 28, 2002 by (i) each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock, (ii) each of our directors, (iii) our executive officers, and (iv) by all directors and executive officers of Infinex as a group. Each person named in the table, has sole voting and investment power with respect to all shares shown as beneficially owned by such person.

                     Name and Address      Amount and Nature    Percent
Title  of  Class     of  Beneficial  Owner of Beneficial Owner  of Class
------------------   --------------------- -------------------  ------------

Common  Stock        Edward  Yau            5,910,000            29.8  %
                     12191 McNeely Drive
                     Richmond, British
                     Columbia
                     V6V  2S1

Common  Stock        Mike Hanson            5,910,000            29.8%
                     105-1010 West
                     42nd Avenue
                     Vancouver, British
                     Columbia
                     V6M  2A8

Common  Stock        Gregory S. Yanke             100           <  0.01%
                     200 - 675
                     West Hastings Street
                     Vancouver,  British
                     Columbia
                     V6B  1N2

Common  Stock        All  executive
                     officers  and         11,820,100            59.6%
                     directors as
                     a  group
--------------------------------------------------------------------------------
The percent of class is based on 19,828,899 shares of common stock issued and outstanding as of February 28, 2002.

            ITEM 12:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Except as disclosed below, none of our directors or officers, nor any proposed nominee for election as a director, nor any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to all of our outstanding shares, nor any promoter, nor any relative or spouse of any of the foregoing persons has any material interest, direct or indirect, in any transaction since our incorporation or in any presently proposed transaction which, in either case, has or will materially affect us.

We have an agreement with Greg Yanke, our secretary, whereby his law firm, of which he is principal, provides legal services to us from time to time at a standard hourly rate.

Our management is involved in other business activities and may, in the future become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between our business and their other business interests. In the event that a conflict of interest arises at a meeting of our directors, a director who has such a conflict will disclose his interest in a proposed transaction and will abstain from voting for or against the approval of such transaction.

ITEM  13:  EXHIBITS  AND  REPORTS

ITEM  27.  EXHIBITS.

EXHIBIT
NUMBER              DESCRIPTION
-------             -------------------

 3.1*               Articles  of  Incorporation
 3.2*               By-Laws


* incorporated by reference from our Form SB-2 that was originally filed with the commission on December 6, 2000.

                                   SIGNATURES

Pursuant to the requirements of Section 13 and 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Surforama.com,  Inc.


By   /s/  Edward  Yau
     ----------------
     Edward  Yau
     President,  Chief  Executive  Officer  &  Director
     Date:  March  14,  2002

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By   /s/  Edward  Yau
     ----------------
     Edward  Yau
     President,  Chief  Executive  Officer  &  Director
     Date:  March  14,  2002

By   /s/  Mike  Hanson
     -----------------
     Mike  Hanson
     Vice-President, Chief Operating Officer, Chief Financial Officer, &
     Director
     Date:  March  14,  2002

By   /s/  Greg  Yanke
     ----------------
     Greg  Yanke
     Secretary,  Treasurer  and  Director
     Date:  March  14,  2002