Form 10QSB
period 2002-02-28
SURFORAMA COM INC
filed 2002-04-15
CIK 1100592

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                   FORM 10-QSB

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

        For  the  quarterly  period  ended  February  28,  2002

[ ] Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

        For  the  transition  period  from          to

Commission  File  Number:  000-33165

                               Surforama.com, Inc.
                               -------------------
        (Exact name of Small Business Issuer as specified in its charter)


Nevada                                            98-0233878
-------------------------------                   ----------
(State or other jurisdiction of                   (IRS Employer
incorporation  )                                  Identification No.)

105 - 1010 West 42nd Avenue
Vancouver, British Columbia, Canada               V6M  2A8
-----------------------------------               --------
(Address of principal executive offices           (Zip Code)

Issuer's telephone number, including area code    (604) 727-8402

Indicate by a check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [X] Yes [ ] No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 19,828,899 shares of Common Stock as of April 1, 2002.

Transitional  Small  Business  Disclosure Format (check one):  Yes [  ]   No [X]

                         PART I - FINANCIAL INFORMATION

ITEM  1.     FINANCIAL  STATEMENTS

BASIS  OF  PRESENTATION

General

The accompanying un-audited financial statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity (deficiency) in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended February 28, 2002 are not necessarily indicative of the results that can be expected for the year ending November 30, 2002.

                               SURFORAMA.COM, INC.
                          (A Development Stage Company)


                        CONSOLIDATED FINANCIAL STATEMENTS


                                FEBRUARY 28, 2002
                                   (Unaudited)
                            (Stated in U.S. Dollars)

                               SURFORAMA.COM, INC.
                          (A Development Stage Company)

                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                            (Stated in U.S. Dollars)


--------------------------------------------------------------------------------
                                                    FEBRUARY 28     NOVEMBER 30
                                                       2002             2001
--------------------------------------------------------------------------------

ASSETS
Current
  Cash and cash equivalents                         $     1,442     $     1,487
  Prepaid expenses                                        1,571           1,600
                                                    ----------------------------
                                                          3,013           3,087
Investment In And Advances To Rebatopia.com, Inc.       149,761         153,706
Capital Assets, net of accumulated amortization
  of $939 (2001 - $797)                                   1,071           1,159

Software Development Costs, net of accumulated
  amortization of $46,125 (2001 - $41,000)               15,375          20,500
                                                    ----------------------------

                                                    $   169,220     $   178,452
================================================================================

LIABILITIES
Current
  Accounts payable and accrued liabilities          $    22,215     $    21,492
  Advances due to shareholder (Note 5)                   69,822          62,435
  Loans payable, current portion                          4,404           4,063
                                                    ----------------------------
                                                         96,441          87,990
Loans Payable (Note 4)                                    8,476           9,927
                                                    ----------------------------
                                                        104,917          97,917

STOCKHOLDERS'  EQUITY

Capital Stock
  Authorized:
    70,000,000 common shares, par value $0.001
      per share
    5,000,000 preferred shares, par value $0.001
      per share
  Issued and outstanding:
    19,828,899 common shares at February 28, 2002
      and November 30, 2001                              19,829          19,829
  Additional paid in capital                            168,560         168,560

Deficit Accumulated During The Development Stage       (121,937)       (105,474)
Cumulative Translation Adjustment                        (2,149)         (2,380)
                                                    ----------------------------
                                                         64,303          80,535
                                                    ----------------------------

                                                    $   169,220     $   178,452
================================================================================

                               SURFORAMA.COM, INC.
                          (A Development Stage Company)

                CONSOLIDATED STATEMENT OF OPERATIONS AND DEFICIT
                                   (Unaudited)
                            (Stated in U.S. Dollars)


--------------------------------------------------------------------------------
                                                                     PERIOD FROM
                                                                       DATE OF
                                                                    ORGANIZATION
                                                                     AUGUST 10
                                           THREE MONTHS ENDED         1999 TO
                                               FEBRUARY 28          FEBRUARY 28
                                           2002           2001          2002
--------------------------------------------------------------------------------

Revenue
  Advertising                         $          -    $     2,073   $     9,949
  Consulting services                            -         50,000        53,400
  Consulting fees from related party             -              -        55,279
                                      ------------------------------------------
                                                 -         52,073       118,628
                                      ------------------------------------------

Expenses
  Amortization                               5,213          5,249        47,010
  Bad debts                                      -              -        11,800
  Stock based consulting fees                    -              -        20,990
  Consulting services (Note 6(a))            2,400              -       112,817
  Office and sundry                          1,554             57        14,617
  Professional fees                            867          8,180        49,688
  Transfer agent                                 -              -         1,636
  Travel                                         -              -         2,524
  Website development and maintenance            -            703        21,275
                                      ------------------------------------------
                                            10,034         14,189       282,357
                                      ------------------------------------------

Income (Loss) From Operations              (10,034)        37,884      (163,729)

Interest Income (Note 6(b))                  2,766          3,264        21,449
Gain On The Disposal Of A Partial
  Interest In Rebatopia.com, Inc.
  Related To A Terminated Sale
  Agreement                                      -              -        99,972
Equity In Loss Of Rebatopia.com, Inc.       (9,195)       (27,553)      (79,222)
                                      ------------------------------------------

Net (Loss) Income For The Period           (16,463)        13,595   $  (121,530)
                                                                    ============

Deficit Accumulated During The
  Development Stage, Beginning
  Of Period                              (105,474)        (22,584)
                                      ---------------------------

Deficit Accumulated During The
  Development Stage, End Of Period    $  (121,937)    $    (8,989)
=================================================================

Net (Loss) Income Per Share           $     (0.01)    $      0.01
=================================================================

Weighted Average Number Of
  Shares Outstanding                   19,828,899      19,828,899
=================================================================

                               SURFORAMA.COM, INC.
                          (A Development Stage Company)

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)
                            (Stated in U.S. Dollars)

--------------------------------------------------------------------------------
                                                                     PERIOD FROM
                                                                       DATE OF
                                                                    ORGANIZATION
                                                                     AUGUST 10
                                           THREE MONTHS ENDED         1999 TO
                                               FEBRUARY 28          FEBRUARY 28
                                             2002         2001          2002
--------------------------------------------------------------------------------
Cash Flows From Operating Activities
  Net (loss) income for the period    $    (16,463)   $    13,595   $  (121,530)
Items not involving cash:
  Amortization                               5,213          5,249        47,010
  Shares issued for other than cash              -              -        20,990
  Gain on the disposal of a partial
    interest in Rebatopia.com, Inc.
    related to a terminated sale
    agreement                                    -              -       (99,972)
  Equity in loss of Rebatopia.com, Inc.      9,195         27,553        79,222

Adjustments To Reconcile Net Income
  To Net Cash Used By
  Operating Activities
    Accounts receivable                          -        (21,875)            -
    Accrued interest receivable             (2,750)        (3,255)      (21,143)
    Accounts payable and accrued
      liabilities                              723           (288)       22,215
    Prepaid expenses                            29              -        (1,571)
    Advances due from shareholder            7,387              -        69,822
                                      ------------------------------------------
                                             3,334         20,979        (4,957)
                                      ------------------------------------------
Cash Flows From Financing Activities
  Common stock issued                            -              -       105,899
  Loan advances, net                        (1,110)             -        12,880
                                      ------------------------------------------
                                            (1,110)             -       118,779
                                      ------------------------------------------
Cash Flows From Investing Activities
  Acquisition of computer equipment              -              -        (1,956)
  Investment in Rebatopia.com, Inc.              -              -        (1,500)
  Proceeds on disposal of interest
    in Rebatopia.com, Inc.                       -              -       100,000
  Advanced to Rebatopia.com, Inc.           (2,500)       (36,667)     (206,368)
  Net asset deficiency of legal
    parent at date of reverse
    take-over transaction                        -              -          (407)
                                      ------------------------------------------
                                            (2,500)       (36,667)     (110,231)
                                      ------------------------------------------
Effect Of Exchange Rate Changes
  On Cash                                      231             40        (2,149)
                                      ------------------------------------------
Net Change In Cash And Cash
  Equivalents                                  (45)       (15,648)        1,442

Cash And Cash Equivalents,
  Beginning Of Period                        1,487         23,744             -
                                      ------------------------------------------
Cash And Cash Equivalents,
  End Of Period                       $      1,442    $     8,096   $     1,442


                                                     SURFORAMA.COM,  INC.
                                                (A Development Stage Company)

                                       CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                                      FEBRUARY 28, 2002
                                                         (Unaudited)
                                                  (Stated in U.S. Dollars)


                                              COMMON STOCK
                                 --------------------------------------
                                                            Additional               Cumulative
                                                             Paid-In                Translation
                                    Shares        Amount     Capital     Deficit     Adjustment     Total
                                 --------------------------------------------------------------------------
November - Shares issued for
 stock based consulting fees        4,386,806   $   4,387  $   16,603   $        -   $       -   $  20,990
November - Shares issued for
 software development costs        12,853,194      12,853      48,647            -           -      61,500
November - Exchange of shares
 to acquire subsidiary
   Surforama.com Portal
    Services Inc.                 (17,240,000)          -           -            -           -           -
   Surforama.com, Inc.             17,240,000           -           -            -           -           -
Net asset deficiency of legal
 parent at date of reverse
 take-over transaction                      -           -           -         (407)          -        (407)
November - Shares issued for
 cash at $0.001                     2,500,000       2,500      14,500            -           -      17,000
November - Shares issued for
 cash at $1.00                         12,25           12      12,238            -           -      12,250
Translation adjustment                     -            -           -            -          85          85
Net loss for the period                    -            -           -      (23,934)          -     (23,934)
                                 --------------------------------------------------------------------------

Balance, November 30, 1999        19,752,250       19,752      91,988      (24,341)         85      87,484

June - Shares issued
 for cash at $1.00                    76,649           77      76,572            -           -      76,649
Translation adjustment                     -            -           -            -      (2,868)     (2,868)
Net income for the year                    -            -           -        1,757           -       1,757
                                 --------------------------------------------------------------------------

Balance, November 30, 2000        19,828,899       19,829     168,560      (22,584)     (2,783)    163,022

Translation adjustment                     -            -           -            -         403         403
Net loss for the year                      -            -           -      (82,890)          -     (82,890)
                                 --------------------------------------------------------------------------

Balance, November 30, 2001        19,828,899       19,829     168,560     (105,474)     (2,380)     80,535

Translation adjustment                     -            -           -            -         231         231
Net loss for the period                    -            -           -      (16,463)          -     (16,463)
                                 --------------------------------------------------------------------------

Balance, February 28, 2002        19,828,899       19,829  $  168,560   $ (121,937)  $  (2,149)  $  64,303
                                 ==========================================================================


                               SURFORAMA.COM, INC.
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                FEBRUARY 28, 2002
                                   (Unaudited)
                            (Stated in U.S. Dollars)



1.     BASIS  OF  PRESENTATION

The unaudited consolidated financial statements as of February 28, 2002 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these consolidated financial statements be read in conjunction with the November 30, 2001 audited consolidated financial statements and notes thereto.


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

                               SURFORAMA.COM, INC.
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                FEBRUARY 28, 2002
                                   (Unaudited)
                            (Stated in U.S. Dollars)



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

                               SURFORAMA.COM, INC.
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                FEBRUARY 28, 2002
                                   (Unaudited)
                            (Stated in U.S. Dollars)



3.     INVESTMENT  IN  AND  ADVANCES  TO  REBATOPIA.COM,  INC.

Summary  financial  information  for  Rebatopia.com,  Inc.  is  as  follows:

                                          THREE
                                          MONTHS         YEAR
                                          ENDED          ENDED
                                        FEBRUARY 28   NOVEMBER 30
                                           2002          2001
                                        -------------------------
Sales                                   $     532     $     9,009
                                        =========================
Net loss from continuing operations     $  23,936     $   118,556
                                        =========================
Net loss for the period                 $  23,936     $   118,556
                                        =========================

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

6.     RELATED  PARTY  TRANSACTIONS

During the period, the Company entered into transactions (recorded at exchange values) with related parties as follows:

a) Consulting fees paid to certain directors for services rendered to the Company totalled $2,400.

b) As at February 28, 2002, accrued interest receivable of $21,143 was due from Rebatopia.com, Inc.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We have completed our filing of a registration statement on Form SB-2 with the U.S. Securities & Exchange Commission and Form 211 with the National Association of Securities Dealers, allowing us to trade shares on the Over the Counter Bulletin Board. However, the registration process took over a year to complete and has left the Company will minimal working capital. During this time, the Internet advertising market and business model has changed drastically, affecting our projected revenue stream and likelihood of success. Due to these and other contributing factors, management has decided to look for other business opportunities that would be complementary to its existing assets, along with additional funding to support its operations. Discussions are ongoing with a number of businesses with a view toward the formation of a strategic partnership. No further information is available at this time.

The Company maintained a cash balance of $1,442 as of February 28, 2002, which was insufficient to maintain full operations. During the three month period ended February 28, 2002, the Company incurred a net loss of $16,463 consisting of consulting fees ($2,400), office costs ($1,554), professional fees ($867) and amortization costs relating software development costs and computer equipment ($5,213). The Company realized an additional loss of $9,195 relating to its equity interest in Rebatopia.com, Inc., a private Nevada corporation. During the period, the Company realized $2,766 in interest income.

At  February  28,  2002,  the  Company  had assets totalling $169,220, including
$1,442 in cash, $1,571 in pre-paid expenses, $149,761 in investments and advances to Rebatopia.com, Inc., $1,071 in capital assets net of accumulated depreciation and $15,375 in software development costs net of accumulated amortization. Liabilities at February 28, 2002 totalled $104,917.

The Company will only be able to operate after it receives capital funding. The Company does not have any formal commitments or arrangements for the advance or loan of funds. Without necessary cash flow, the Company may be dormant during the next twelve months, or until such time as necessary funds are raised in the equity securities market.

As of the date of this filing, management has verbally committed, if necessary, to provide sufficient working capital to support and preserve the integrity of the corporate entity.

Forward-Looking  Statements

This Form 10-QSB includes -"forward-looking statements" within the meaning of the "safe-harbor" provisions of the Private Securities Litigation Reform Act of 1995. Such statements are based on management's current expectations and are subject to a number of factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements.

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

                           PART II - OTHER INFORMATION


ITEM  1.          LEGAL  PROCEEDINGS

None

ITEM  2.     CHANGES  IN  SECURITIES  AND  USE  OF  PROCEEDS

None

ITEM  3.     DEFAULT  UPON  SENIOR  SECURITIES

None

ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

None

ITEM  5.     OTHER  INFORMATION

None

ITEM  6.     EXHIBITS  AND  REPORTS  ON  FORM  8-K.

(a)     Exhibits

None

(b)     Reports  on  Form  8-K

None

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        Surforama.com, Inc.


                                        /s/ Edward Yau
                                        ------------------------------
                                        Edward Yau
                                        President


Date:  April 11, 2002