Form 10QSB
period 2002-05-31
SURFORAMA COM INC
filed 2002-07-22
CIK 1100592

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                   FORM 10-QSB

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

        For  the  quarterly  period  ended  MAY  31,  2002

[  ]    Transition  Report  pursuant  to 13 or 15(d) of the Securities Exchange
        Act  of  1934

        For  the  transition  period  from          to

Commission  File  Number:  000-33165

                               SURFORAMA.COM, INC.
                               -------------------
        (Exact name of Small Business Issuer as specified in its charter)


NEVADA                                        98-0233878
------                                        ----------
(State  or  other  jurisdiction  of           (IRS  Employer
incorporation)                                Identification  No.)

867 WEST  8th  AVENUE
VANCOUVER,  BRITISH  COLUMBIA,  CANADA        V6E 1E5
--------------------------------------        --------
(Address  of  principal  executive  offices   (Zip  Code)

Issuer's  telephone  number,  including  area  code  (604)  727-8402

Indicate by a check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [X] Yes [ ] No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 19,828,899 SHARES OF COMMON STOCK AS OF JULY 1, 2002.

TRANSITIONAL  SMALL  BUSINESS  DISCLOSURE FORMAT (CHECK ONE):  YES [  ]   NO [X]

                         PART I - FINANCIAL INFORMATION

ITEM  1.     FINANCIAL  STATEMENTS

BASIS  OF  PRESENTATION

GENERAL

The accompanying un-audited financial statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity (deficiency) in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the six months ended May 31, 2002 are not necessarily indicative of the results that can be expected for the year ending November 30, 2002.

                               SURFORAMA.COM, INC.
                          (A Development Stage Company)


                        CONSOLIDATED FINANCIAL STATEMENTS


                                  MAY 31, 2002
                                   (Unaudited)
                            (Stated in U.S. Dollars)

                                      SURFORAMA.COM,  INC.
                                 (A Development Stage Company)

                                  CONSOLIDATED BALANCE SHEET
                                          (Unaudited)
                                   (Stated in U.S. Dollars)



-------------------------------------------------------------------------------
                                                       MAY 31       NOVEMBER 30
                                                        2002            2001
-------------------------------------------------------------------------------
ASSETS
Current
  Cash and cash equivalents                          $    1,273     $   1,487
  Prepaid expenses                                        1,647         1,600
                                                     -------------------------
                                                          2,920         3,087
Investment In And Advances To Rebatopia.com, Inc.       152,525       153,706
Capital Assets, net of accumulated
 amortization of 1,025 (2001 - $1,405)                      985         1,159
Software Development Costs, net of accumulated
 amortization of $51,250 (2001 - $30,750)                10,250        20,500
                                                     -------------------------

                                                     $  166,680     $ 178,452
==============================================================================

LIABILITIES
Current
  Accounts payable and accrued liabilities           $   12,677     $  21,492
  Advances due to shareholder (Note 5)                   94,877        62,435
  Loans payable, current portion                          5,099         4,063
                                                     -------------------------
                                                        112,653        87,990
Loans Payable (Note 4)                                    7,416         9,927
                                                     -------------------------
                                                        120,069        97,917
                                                     -------------------------

STOCKHOLDERS' EQUITY

Capital Stock
  Authorized:
    70,000,000 common shares, par value
      $0.001 per share
     5,000,000 preferred shares, par value
      $0.001 per share

  Issued and outstanding:
    19,828,899 common shares at May 31,
      2002 and November 30, 2001                         19,829        19,829

Additional paid-in capital                              168,560       168,560

Deficit Accumulated During The
 Development Stage                                     (138,977)     (105,474)
Cumulative Translation Adjustment                        (2,801)       (2,380)
                                                     -------------------------
                                                         46,611        80,535
                                                     -------------------------

                                                     $  166,680     $ 178,452
==============================================================================


                                       SURFORAMA.COM,  INC.
                                (A  Development  Stage  Company)

                         CONSOLIDATED STATEMENT OF OPERATIONS AND DEFICIT
                                           (Unaudited)
                                     (Stated in U.S. Dollars)

-------------------------------------------------------------------------------------------------
                                                                                     PERIOD FROM
                                                                                        DATE OF
                                                                                     ORGANIZATION
                                                                                       AUGUST 10
                                   THREE MONTHS ENDED          SIX MONTHS ENDED         1999 TO
                                         MAY 31                      MAY 31              MAY 31
                                   2002          2001          2002          2001         2002
-------------------------------------------------------------------------------------------------

Revenue
  Advertising                  $         -   $     3,730   $         -   $     5,803   $   9,949
Consulting services                      -         3,400             -        53,400      53,400
Consulting fees from related
 party                                   -             -             -             -      55,279
                               ------------------------------------------------------------------
                                         -         7,130             -        59,203     118,628
                               ------------------------------------------------------------------
Expenses
  Amortization                       5,211         5,249        10,424        10,500      52,221
  Bad debts                              -        11,800             -        11,800      11,800
  Stock based consulting fees            -             -             -             -      20,990
  Consulting services
   (Note 6(a))                           -         3,852         2,400         3,853     112,817
  Office and sundry                  1,656            82         3,210           139      16,273
  Professional fees                 12,937         8,357        13,804        16,537      62,625
  Transfer agent                         -             -             -             -       1,636
  Travel                                 -             -             -             -       2,524
  Website development
   and maintenance                       -           933             -         1,635      21,275
                               ------------------------------------------------------------------
                                    19,804        30,273        29,838        44,464     302,161
                               ------------------------------------------------------------------

Income (Loss) From
 Operations                        (19,804)      (23,143)      (29,838)       14,739    (183,533)
Interest Income (Note 6(b))          2,806         3,724         5,572         6,990      24,255
Gain On The Disposal Of
 A Partial Interest In
 Rebatopia.com, Inc.
 Related To A Terminated
 Sale Agreement                          -             -             -             -      99,972
Equity In Loss Of
 Rebatopia.com, Inc.                   (42)      (10,042)       (9,237)      (37,595)    (79,264)
                               ------------------------------------------------------------------

Net (Loss) Income For
 The Period                        (17,040)      (29,461)      (33,503)      (15,866)  $(138,570)
Deficit Accumulated During                                                             ==========
 The Development Stage,
 Beginning Of Period              (121,937)       (8,989)     (105,474)      (22,584)
                               ------------------------------------------------------

Deficit Accumulated During
 The Development Stage,
 End Of Period                 $  (138,977)  $   (38,450)  $  (138,977)  $   (38,450)
=====================================================================================

Net (Loss) Income Per Share    $     (0.01)  $     (0.01)  $     (0.01)  $     (0.01)
=====================================================================================

Weighted Average Number
 Of Shares Outstanding          19,828,899    19,828,899    19,828,899    19,828,899
=====================================================================================


                                        SURFORAMA.COM,  INC.
                                (A  Development  Stage  Company)

                               CONSOLIDATED STATEMENT OF CASH FLOWS
                                            (Unaudited)
                                     (Stated in U.S. Dollars)


--------------------------------------------------------------------------------------------------
                                                                                      PERIOD FROM
                                                                                         DATE OF
                                                                                      ORGANIZATION
                                                                                        AUGUST 10
                                            THREE MONTHS ENDED     SIX MONTHS ENDED      1999 TO
                                                   MAY 31                MAY 31           MAY 31
                                              2002       2001       2002       2001        2002
--------------------------------------------------------------------------------------------------

Cash Flows From Operating Activities
  Net (loss) income for the period          $(17,040)  $(29,461)  $(33,503)  $(15,866)  $(138,570)
  Items not involving cash:
    Amortization                               5,211      5,251     10,424     10,500      52,221
    Shares issued for other than cash              -          -          -          -      20,990
    Gain on the disposal of a partial
     interest in Rebatopia.com, Inc.
     related to a terminated sale
     agreement                                     -          -          -          -     (99,972)
    Equity in loss of Rebatopia.com, Inc.         42     10,042      9,237     37,595      79,264

Adjustments To Reconcile Net Income To
 Net Cash Used By Operating Activities
  Accounts receivable                              -     21,875          -          -           -
  Accrued interest receivable                 (2,806)    (3,726)    (5,556)    (6,981)    (23,949)
  Accounts payable and accrued liabilities    (9,538)     8,494     (8,815)     8,206      12,677
  Prepaid expenses                               (76)    (1,636)       (47)    (1,636)     (1,647)
  Advances due from shareholder               25,055          -     32,442          -      94,877
                                            ------------------------------------------------------
                                                 848     10,839      4,182     31,818      (4,109)
                                            ------------------------------------------------------

Cash Flows From Financing Activities
  Common stock issued                              -          -          -          -     105,899
  Loan advances, net                            (365)     9,464     (1,475)     9,464      12,515
                                            ------------------------------------------------------
                                                (365)     9,464     (1,475)     9,464     118,414
                                            ------------------------------------------------------

Cash Flows From Investing Activities
  Acquisition of computer equipment                -          -          -          -      (1,956)
  Investment in Rebatopia.com, Inc.                -          -          -          -      (1,500)
  Proceeds on disposal of interest in
   Rebatopia.com, Inc.                             -          -          -          -     100,000
  Advanced to Rebatopia.com, Inc.                  -    (27,095)    (2,500)   (63,762)   (206,368)
  Net asset deficiency of legal parent at
   date of reverse take-over transaction           -          -          -          -        (407)
                                            ------------------------------------------------------
                                                   -    (27,095)    (2,500)   (63,762)   (110,231)
                                            ------------------------------------------------------

Effect Of Exchange Rate Changes On Cash         (652)       126       (421)       166      (2,801)
                                            ------------------------------------------------------

Net Change In Cash And Cash Equivalents         (169)    (6,666)      (214)   (22,314)      1,273

Cash And Cash Equivalents, Beginning
 Of Period                                     1,442      8,096      1,487     23,744           -
                                            ------------------------------------------------------

Cash And Cash Equivalents, End Of Period    $  1,273   $  1,430   $  1,273   $  1,430   $   1,273
==================================================================================================

                                         SURFORAMA.COM,  INC.
                                    (A Development Stage Company)

                           CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                            MAY 31, 2002
                                             (Unaudited)
                                      (Stated in U.S. Dollars)



                                          COMMON STOCK
                                --------------------------------
                                                      Additional              Cumulative
                                                       Paid-In               Translation
                                   Shares     Amount   Capital    Deficit     Adjustment     Total
----------------------------------------------------------------------------------------------------
November - Shares issued for
 stock based consulting fees      4,386,806   $ 4,387  $ 16,603  $       -   $         -   $ 20,990
November - Shares issued for
 software development costs      12,853,194    12,853    48,647          -             -     61,500
November - Exchange of
 shares to acquire subsidiary
  Surforama.com Portal
   Services Inc.                (17,240,000)        -         -          -             -          -
  Surforama.com, Inc.            17,240,000         -         -          -             -          -
Net asset deficiency of legal
 parent at date of reverse
 take-over transaction                    -         -         -       (407)            -       (407)
November - Shares issued
 for cash at $0.001               2,500,000     2,500    14,500          -             -     17,000
November - Shares issued
 for cash at $1.00                   12,250        12    12,238          -             -     12,250
Translation adjustment                    -         -         -          -            85         85
Net loss for the period                   -         -         -    (23,934)            -    (23,934)
                                 -------------------------------------------------------------------

Balance, November 30, 1999       19,752,250    19,752    91,988    (24,341)           85     87,484

June - Shares issued for
 cash at $1.00                       76,649        77    76,572          -             -     76,649
Translation adjustment                    -         -         -          -        (2,868)    (2,868)
Net income for the year                   -         -         -      1,757             -      1,757
                                 -------------------------------------------------------------------

Balance, November 30, 2000       19,828,899    19,829   168,560    (22,584)       (2,783)   163,022

Translation adjustment                    -         -         -          -           403        403
Net loss for the year                     -         -         -    (82,890)            -    (82,890)
                                 -------------------------------------------------------------------

Balance, November 30, 2001       19,828,899    19,829   168,560   (105,474)       (2,380)    80,535

Translation adjustment                    -         -         -          -          (421)      (421)
Net loss for the period                   -         -         -    (33,503)            -    (33,503)
                                 -------------------------------------------------------------------

Balance, May 31, 2002            19,828,899   $19,829  $168,560  $(138,977)  $    (2,801)  $ 46,611
                                 ===================================================================

                               SURFORAMA.COM, INC.
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  MAY 31, 2002
                                   (Unaudited)
                            (Stated in U.S. Dollars)



1.     BASIS  OF  PRESENTATION

The unaudited consolidated financial statements as of May 31, 2002 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these consolidated financial statements be read in conjunction with the November 30, 2001 audited consolidated financial statements and notes thereto.


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

                               SURFORAMA.COM, INC.
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  MAY 31, 2002
                                   (Unaudited)
                            (Stated in U.S. Dollars)



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

                               SURFORAMA.COM, INC.
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  MAY 31, 2002
                                   (Unaudited)
                            (Stated in U.S. Dollars)



3.     INVESTMENT  IN  AND  ADVANCES  TO  REBATOPIA.COM,  INC.

Summary  financial  information  for  Rebatopia.com,  Inc.  is  as  follows:


                                     THREE
                                     MONTHS      YEAR
                                     ENDED       ENDED
                                     MAY 31   NOVEMBER 30
                                      2002       2001
---------------------------------------------------------
Sales                                $    38  $  9,009
                                     ====================

Net loss from continuing operations  $21,488  $118,556
                                     ====================

Net loss for the period              $21,488  $118,556
                                     ====================


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

b) As at May 31, 2002, accrued interest receivable of $23,949 was due from Rebatopia.com, Inc.

                               SURFORAMA.COM, INC.
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  MAY 31, 2002
                                   (Unaudited)
                            (Stated in U.S. Dollars)



7.     ACQUISITION  AGREEMENT

Pursuant to an acquisition agreement, dated January 22, 2002, and amended July 17, 2002, the Company has agreed to acquire 100% of the issued and outstanding shares of Loop Communications Inc. in consideration of the issuance of 5,940,000 common shares. Completion of the acquisition is subject to certain conditions which had not all been fully satisfied at May 31, 2002.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We have completed our filing of a registration statement on Form SB-2 with the U.S. Securities & Exchange Commission and Form 211 with the National Association of Securities Dealers, allowing us to trade shares on the Over the Counter Bulletin Board. However, the registration process took over a year to complete and has left the Company will minimal working capital. During this time, the Internet advertising market and business model has changed drastically, affecting our projected revenue stream and likelihood of success. Due to these and other contributing factors, management decided to look for other business opportunities that would be complementary to its existing assets, along with additional funding to support its operations.

On May 22, 2002, we reported on a Form 8-K filed with the Securities and Exchange Commission that on May 21, 2002 we obtained one hundred percent (100%) of the issued and outstanding capital stock of Loop Communications Inc.
("Loop"), a company incorporated under the laws of Canada, pursuant to an Acquisition Agreement. The Acquisition Agreement was also filed with the Form 8-K.

However, Loop failed to fully comply with a provision of the Acquisition Agreement that survived closing, resulting in our agreement to set aside the acquisition pending compliance. Specifically, Loop failed to provide "audited consolidated financial statements, prepared in accordance with United States generally accepted accounting principles that fairly represent Loop's financial position at that date" in accordance with paragraph (1)(e) of the Acquisition Agreement.

In  order  to  resolve  the  issue,  we  have:

          (1) Entered into an Amendment to the Acquisition Agreement with Loop which provides Loop ninety (90) days in which to deliver audited consolidated financial statements, prepared in accordance with United States generally accepted accounting principles and fairly representing Loop's financial position at that date. If Loop fails to provide these financials in this time period or if the financials fail to be acceptable to us, the Acquisition Agreement will be cancelled and no exchange of shares shall occur.

          (2) Returned the shares previously exchanged with Loop in the transaction, pending the delivery of the audited financials; thereby reversing the consideration provided in the transaction. Thus, all 5,940,000 shares issued to Mr. Allan Cheng of Richmond, British Columbia have been cancelled and all of the issued and outstanding shares of Loop issued to us have been returned to Loop. Such shares will be re-distributed only upon compliance with the Amendment to the Acquisition Agreement.

Loop is a wireless reseller engaged in the sale of cellular phones and accessories, paging services and airtime. Loop currently operates 14 retail outlets in British Columbia and Alberta, has been consistently ranked among the top mobile solution providers in Canada for the past five years and has successfully developed numerous strategic alliances and partnerships with Microcell Solutions Inc., PageNet, Inc., AT&T Canada, Radiant Communications Corp. and Unilink Corp.

If the Amended Acquisition Agreement is finally consummated, we expect to adapt Loop's business plan as our own and proceed to develop and expand our business as a wireless reseller.

The Company maintained a cash balance of $1,273 as of May 31, 2002, which was insufficient to maintain full operations. During the six month period ended May 31, 2002, the Company incurred a net loss from operations of $29,838 consisting of consulting fees ($2,400), office costs ($3,210), professional fees ($13,804) and amortization costs relating software development costs and computer equipment ($10,424). The Company realized an additional loss of $9,237 relating to its equity interest in Rebatopia.com, Inc., a private Nevada corporation. During the period, the Company realized $5,572 in interest income.

At May 31, 2002, the Company had assets totalling $166,680, including $1,273 in cash, $1,647 in pre-paid expenses, $152,525 in investments and advances to Rebatopia.com, Inc., $985 in capital assets net of accumulated depreciation and $10,250 in software development costs net of accumulated amortization.
Liabilities  at  May  31,  2002  totalled  $120,069.

The  Company  will  only  be  able to operate after it receives capital funding.
The Company does not have any formal commitments or arrangements for the advancement or loan of funds. Without necessary cash flow, the Company may be dormant during the next twelve months, or until such time as necessary funds are raised in the equity securities market, or the transaction with Loop is complete.

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

NONE

ITEM  5.     OTHER  INFORMATION

NONE

ITEM  6.     EXHIBITS  AND  REPORTS  ON  FORM  8-K.

(a)     Exhibits


          10.1 Acquisition Agreement dated January 22, 2002, by and between the Company and Loop Communications Inc.

          10.2 Amendment to Acquisition Agreement dated July 17, 2002, by and between Surforama and Loop Communications Inc.

(b)     Reports  on  Form  8-K

          1. Form of 8K filed with the US Securities and Exchange Commission on May 22, 2002.

          2. Form of 8K filed with the US Securities and Exchange Commission on July 18, 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        Surforama.com,  Inc.


                                        /s/ Edward  Yau
                                        ------------------------------
                                        Edward  Yau
                                        President


Date:  July  22,  2002