Form 10QSB
period 2002-08-31
SURFORAMA COM INC
filed 2002-10-21
CIK 1100592

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                   FORM 10-QSB

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

        For  the  quarterly  period  ended  August  31,  2002

[ ] Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

        For  the  transition  period  from          to

Commission  File  Number:  000-33165

                               Surforama.com, Inc.
                               -------------------
        (Exact name of Small Business Issuer as specified in its charter)


Nevada                                        98-0233878
------                                        ----------
(State or other jurisdiction of               (IRS Employer
incorporation)                                Identification No.)

867 West 8th Avenue
Vancouver, British Columbia, Canada           V6E 1E5
---------------------------------------       --------
(Address of principal executive offices       (Zip Code)


Issuer's telephone number, including area code  (604) 727-8402

Indicate by a check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [X] Yes [ ] No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 19,828,899 shares of Common Stock as of October 1, 2002.

Transitional  Small  Business  Disclosure Format (check one):  Yes [  ]   No [X]

                         PART I - FINANCIAL INFORMATION


ITEM  1     FINANCIAL  STATEMENTS

BASIS  OF  PRESENTATION

General

The accompanying un-audited financial statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity (deficiency) in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the nine months ended August 31, 2002 are not necessarily indicative of the results that can be expected for the year ending November 30, 2002.

                               SURFORAMA.COM, INC.
                          (A Development Stage Company)


                        CONSOLIDATED FINANCIAL STATEMENTS


                                 AUGUST 31, 2002
                                   (Unaudited)
                            (Stated in U.S. Dollars)

                               SURFORAMA.COM,  INC.
                          (A Development Stage Company)

                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                            (Stated in U.S. Dollars)


--------------------------------------------------------------------
                                            AUGUST 31    NOVEMBER 30
                                              2002          2001
--------------------------------------------------------------------

ASSETS
Current
  Cash and cash equivalents                $   1,296     $   1,487
  Prepaid expenses                             1,615         1,600
                                           ------------------------
                                               2,911         3,087

Investment In And Advances To
 Rebatopia.com, Inc.                         154,614       153,706
Capital Assets, net of accumulated
 amortization of $1,049 (2001 - $1,529)          898         1,159
Software Development Costs,
 net of accumulated amortization
 of $56,375 (2001 - $35,875)                   5,125        20,500
                                           ------------------------

                                           $ 163,548     $ 178,452
===================================================================

LIABILITIES
Current
  Accounts payable and accrued
   liabilities                             $  19,226     $  21,492
  Advances due to shareholder
   (Note 5)                                  107,153        62,435
  Loans payable, current portion               5,520         4,063
                                           ------------------------
                                             131,899        87,990
Loans Payable (Note 4)                         5,678         9,927
                                           ------------------------
                                             137,577        97,917
                                           ------------------------

STOCKHOLDERS' EQUITY

Capital Stock
  Authorized:
    70,000,000 common shares,
      par value $0.001 per share
     5,000,000 preferred shares,
      par value $0.001 per share

  Issued and outstanding:
    19,828,899 common shares at
     August 31, 2002 and November
     30, 2001                                 19,829        19,829

  Additional paid-in capital                 168,560       168,560

Deficit Accumulated During The
 Development Stage                          (159,839)     (105,474)
Cumulative Translation Adjustment             (2,579)       (2,380)
                                           ------------------------
                                              25,971        80,535
                                           ------------------------

                                           $ 163,548     $ 178,452
===================================================================

                                      SURFORAMA.COM,  INC.
                                 (A Development Stage Company)

                        CONSOLIDATED STATEMENT OF OPERATIONS AND DEFICIT
                                          (Unaudited)
                                    (Stated in U.S. Dollars)

-----------------------------------------------------------------------------------------------
                                                                                    PERIOD FROM
                                                                                     DATE OF
                                                                                   ORGANIZATION
                                                                                     AUGUST 10
                                 THREE MONTHS ENDED          NINE MONTHS ENDED        1999 TO
                                      AUGUST 31                   AUGUST 31          AUGUST 31
                                 2002          2001          2002          2001         2002
-----------------------------------------------------------------------------------------------

Revenue
  Advertising                $         -   $       660   $         -   $     6,463   $   9,949
  Consulting services                  -             -             -        53,400      53,400
  Consulting fees from
   related party                       -             -             -             -      55,279
                             ------------------------------------------------------------------
                                       -           660             -        59,863     118,628
                             ------------------------------------------------------------------
Expenses
  Amortization                     5,212         5,249        15,636        15,748      57,433
  Bad debts                            -             -             -        11,800      11,800
  Stock based consulting
   fees                                -             -             -             -      20,990
  Consulting services
   (Note 6(a))                         -        12,652         2,400        16,507     112,817
  Office and sundry                1,694         3,332         4,904         3,470      17,967
  Professional fees               16,045         5,063        29,849        21,600      78,670
  Transfer agent                       -             -             -             -       1,636
  Travel                               -             -             -             -       2,524
  Website development
   and maintenance                     -         5,233             -         6,868      21,275
                             ------------------------------------------------------------------
                                  22,951        31,529        52,789        75,993     325,112
                             ------------------------------------------------------------------

Loss From Operations             (22,951)      (30,869)      (52,789)      (16,130)   (206,484)
Interest Income (Note 6(b))        2,806         3,414         8,378        10,404      27,061
Gain On The Disposal Of
 A Partial Interest In
 Rebatopia.com, Inc.
 Related To A Terminated
 Sale Agreement                        -             -             -             -      99,972
Equity In Loss Of
 Rebatopia.com, Inc.                (717)      (10,066)       (9,954)      (47,661)    (79,981)
                             ------------------------------------------------------------------

Loss Income For The Period       (20,862)      (37,521)      (54,365)      (53,387)  $(159,432)
                                                                                     ==========
Deficit Accumulated During
 The Development Stage,
 Beginning Of Period            (138,977)      (38,450)     (105,474)      (22,584)
                             ------------------------------------------------------

Deficit Accumulated During
 The Development Stage,
 End Of Period               $  (159,839)  $   (75,971)  $  (159,839)  $   (75,971)
===================================================================================

Loss Income Per Share        $     (0.01)  $     (0.01)  $     (0.01)  $     (0.01)
===================================================================================

Weighted Average Number
 Of Shares Outstanding        19,828,899    19,828,899    19,828,899    19,828,899
===================================================================================

                                       SURFORAMA.COM,  INC.
                                  (A Development Stage Company)

                               CONSOLIDATED STATEMENT OF CASH FLOWS
                                           (Unaudited)
                                     (Stated in U.S. Dollars)

-------------------------------------------------------------------------------------------------
                                                                                      PERIOD FROM
                                                                                        DATE OF
                                                                                     ORGANIZATION
                                                                                        AUGUST 10
                                            THREE MONTHS ENDED    NINE MONTHS ENDED      1999 TO
                                                AUGUST 31             AUGUST 31         AUGUST 31
                                             2002       2001       2002       2001         2002
-------------------------------------------------------------------------------------------------

Cash Flows From Operating Activities
  Loss income for the period               $(20,862)  $(37,521)  $(54,365)  $(53,387)  $(159,432)
  Items not involving cash:
    Amortization                              5,212      5,247     15,636     15,747      57,433
    Shares issued for other than cash             -          -          -          -      20,990
    Gain on the disposal of a partial
     interest in Rebatopia.com, Inc.
     related to a terminated sale
     agreement                                    -          -          -          -     (99,972)
    Equity in loss of Rebatopia.com, Inc.       717     10,066      9,954     47,661      79,981

Adjustments To Reconcile Net Income To
 Net Cash Used By Operating Activities
  Accounts receivable                             -          -          -          -           -
  Accrued interest receivabl                 (2,806)    (3,423)    (8,362)   (10,404)    (26,755)
  Accounts payable and accrued
   liabilities                                6,549     (2,794)    (2,266)     5,411      19,226
  Prepaid expenses                               32         13        (15)    (1,623)     (1,615)
  Advances due from shareholder              12,276     42,470     44,718     42,470     107,153
                                           ------------------------------------------------------
                                              1,118     14,058      5,300     45,875      (2,991)
                                           ------------------------------------------------------

Cash Flows From Financing Activities
  Common stock issued                             -          -          -          -     105,899
  Loan advances, net                         (1,317)     5,523     (2,792)    14,987      11,198
                                           ------------------------------------------------------
                                             (1,317)     5,523     (2,792)    14,987     117,097
                                           ------------------------------------------------------

Cash Flows From Investing Activities
  Acquisition of computer equipment               -          -          -          -      (1,956)
  Investment in Rebatopia.com, Inc.               -          -          -          -      (1,500)
  Proceeds on disposal of interest
   in Rebatopia.com, Inc.                         -          -          -          -     100,000
  Advanced to Rebatopia.com, Inc.                 -     (9,373)    (2,500)   (73,134)   (206,368)
  Net asset deficiency of legal
   parent at date of reverse
   take-over transaction                          -          -          -          -        (407)
                                           ------------------------------------------------------
                                                  -     (9,373)    (2,500)   (73,134)   (110,231)
                                           ------------------------------------------------------

Effect Of Exchange Rate Changes On Cash         222        127       (199)       293      (2,579)
                                           ------------------------------------------------------

Net Change In Cash And Cash Equivalents          23     10,335       (191)   (11,979)      1,296

Cash And Cash Equivalents, Beginning
 Of Period                                    1,273      1,430      1,487     23,744           -
                                           ------------------------------------------------------

Cash And Cash Equivalents, End Of Period   $  1,296   $ 11,765   $  1,296   $ 11,765   $   1,296
=================================================================================================

                                         SURFORAMA.COM,  INC.
                                   (A Development Stage Company)

                           CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                          AUGUST 31, 2002
                                            (Unaudited)
                                      (Stated in U.S. Dollars)



                                        COMMON STOCK
                               --------------------------------
                                                     Additional              Cumulative
                                                      Paid-In                Translation
                                  Shares     Amount   Capital    Deficit     Adjustment     Total
                               --------------------------------------------------------------------
November - Shares issued for
 stock based consulting fees     4,386,806   $ 4,387  $ 16,603  $       -   $         -   $ 20,990
November - Shares issued for
 software development costs     12,853,194    12,853    48,647          -             -     61,500
November - Exchange of shares
 to acquire subsidiary
  Surforama.com Portal
   Services Inc.               (17,240,000)        -         -          -             -          -
  Surforama.com, Inc.           17,240,000         -         -          -             -          -
Net asset deficiency of legal
 parent at date of reverse
 take-over transaction                   -         -         -       (407)            -       (407)
November - Shares issued
 for cash at $0.001              2,500,000     2,500    14,500          -             -     17,000
November - Shares issued
 for cash at $1.00                  12,250        12    12,238          -             -     12,250
Translation adjustment                   -         -         -          -            85         85
Net loss for the period                  -         -         -    (23,934)            -    (23,934)
                               --------------------------------------------------------------------

Balance, November 30, 1999      19,752,250    19,752    91,988    (24,341)           85     87,484

June - Shares issued for cash
 at $1.00                           76,649        77    76,572          -             -     76,649
Translation adjustment                   -         -         -          -        (2,868)    (2,868)
Net income for the year                  -         -         -      1,757             -      1,757
                               --------------------------------------------------------------------

Balance, November 30, 2000      19,828,899    19,829   168,560    (22,584)       (2,783)   163,022

Translation adjustment                   -         -         -          -           403        403
Net loss for the year                    -         -         -    (82,890)            -    (82,890)
                               --------------------------------------------------------------------

Balance, November 30, 2001      19,828,899    19,829   168,560   (105,474)       (2,380)    80,535

Translation adjustment                   -         -         -          -          (199)      (199)
Net loss for the period                  -         -         -    (54,365)            -    (54,365)
                               --------------------------------------------------------------------

Balance, August 31, 2002        19,828,899   $19,829  $168,560  $(159,839)  $    (2,579)  $ 25,971
                               ====================================================================

                               SURFORAMA.COM, INC.
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 AUGUST 31, 2002
                                   (Unaudited)
                            (Stated in U.S. Dollars)



1.     BASIS  OF  PRESENTATION

The unaudited consolidated financial statements as of August 31, 2002 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these consolidated financial statements be read in conjunction with the November 30, 2001 audited consolidated financial statements and notes thereto.


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

                               SURFORAMA.COM, INC.
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 AUGUST 31, 2002
                                   (Unaudited)
                            (Stated in U.S. Dollars)



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

                               SURFORAMA.COM, INC.
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 AUGUST 31, 2002
                                   (Unaudited)
                            (Stated in U.S. Dollars)



3.     INVESTMENT  IN  AND  ADVANCES  TO  REBATOPIA.COM,  INC.

Summary  financial  information  for  Rebatopia.com,  Inc.  is  as  follows:


                                            NINE
                                           MONTHS       YEAR
                                            ENDED       ENDED
                                          AUGUST 31   NOVEMBER 30
                                             2002       2001
                                          ----------------------
Sales                                     $   227     $  9,009
                                          ======================

Net loss from continuing operations       $28,647     $118,556
                                          ======================

Net loss for the period                   $28,647     $118,556
                                          ======================


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

b) As at August 31, 2002, accrued interest receivable of $26,755 was due from Rebatopia.com, Inc.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We completed our filing of a registration statement on Form SB-2 with the U.S. Securities & Exchange Commission and Form 211 with the National Association of Securities Dealers, allowing us to trade shares on the Over the Counter Bulletin Board. However, the registration process took over a year to complete and has left the Company will minimal working capital. During this time, the Internet advertising market and business model has changed drastically, affecting our projected revenue stream and likelihood of success. Due to these and other contributing factors, management decided to look for other business opportunities that would be complementary to its existing assets, along with additional funding to support its operations.

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

In order to resolve the issue, we entered into an Amendment to the Acquisition Agreement with Loop. This agreement, however, was also terminated as of August 14, 2002 when the parties determined that Loop was unlikely to comply with the requirements of the amended agreement within the extended period. Management has thus resumed its search for other business opportunities that are complementary to its existing assets.

On August 14, 2002, our two largest shareholders, agreed to sell all of their interest in our company to David Parker an investor and businessman from Ft. Worth Texas. The agreement calls for the purchase by Mr. Parker of all of the 11,820,000 shares held by Edward Yau and Mike Hanson, two of our directors and officers. These shares represent over 59% of our issued and outstanding common stock and thus this agreement would result in the transfer of control over the company, if completed. The purchase price for the shares is $118,200. The agreement has been extended and remains contingent on the parties due diligence and completion of several conditions prior to sale.

The parties anticipate that following the completion of the transaction and transfer of the stock or before, Mr. Parker will be appointed to the board.

The Company maintained a cash balance of $1,296 as of August 31, 2002, which was insufficient to maintain full operations. During the nine month period ended August 31, 2002, the Company incurred a net loss from operations of $54,365 consisting of consulting fees ($2,400), office costs ($4,904), professional fees ($29,879) and amortization costs relating software development costs and computer equipment ($15,636). The Company realized an additional loss of $9,954 relating to its equity interest in Rebatopia.com, Inc., a private Nevada corporation. During the period, the Company realized $8,378 in interest income.

At August 31, 2002, the Company had assets totalling $163,548, including $1,296 in cash, $1,615 in pre-paid expenses, $154,614 in investments and advances to Rebatopia.com, Inc., $1,049 in capital assets net of accumulated depreciation and $5,125 in software development costs net of accumulated amortization.
Liabilities  at  August  31,  2002  totalled  $137,577.

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

ITEM  3     CONTROLS  AND  PROCEDURES

As required by Rule 13a-15 under the Exchange Act, the Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures within the 90 days prior to the filing date of this report. This evaluation was carried out under the supervision and with the participation of the Company's management, including Mr. Edward Yau, the Company's Chief Executive Officer and Mr. Mike Hanson, the Company's Chief Financial Officer. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective. There have been no significant changes in the Company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in Company reports filed under the Exchange Act is accumulated and communicated to management, including the Company's Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.


                           PART II - OTHER INFORMATION


ITEM  1          LEGAL  PROCEEDINGS

None

ITEM  2     CHANGES  IN  SECURITIES  AND  USE  OF  PROCEEDS

None

ITEM  3     DEFAULT  UPON  SENIOR  SECURITIES

None

ITEM  4     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

None

ITEM  5     OTHER  INFORMATION

None

ITEM  6     EXHIBITS  AND  REPORTS  ON  FORM  8-K.


--------------     -------------------------------------------------------------
Exhibit Number                      Description of Exhibit
--------------     -------------------------------------------------------------

   99.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(1)

--------------------------------------------------------------------------------
(1)     Filed  as  an  Exhibit  to  this  Quarterly  Report  on  Form  10-QSB
--------------------------------------------------------------------------------

REPORTS  ON  FORM  8-K

An amended 8K announcing an Amendment to the Acquisition Agreement with Loop Communications filed July 19, 2002.

An amended 8K announcing the Termination of the Acquisition Agreement with Loop Communications filed August 16, 2002.

The  following  reports  on  Form  8-K  have  been  filed since August 31, 2002.

                       Date of Filing           Description of
Date of Form 8-K       with the SEC             the Form 8-K
----------------       --------------           --------------

September 3, 2002      September 4, 2002        Disclosure of an executory stock
                                                purchase agreement for the sale
                                                of stock by the two majority
                                                shareholders.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        Surforama.com,  Inc.

                                        /s/ Edward Yau
                                        ------------------------------
                                        Edward Yau
                                        President, Chief Executive Officer


Date:  October 14, 2002

                                 CERTIFICATIONS

The undersigned chief executive officer and chief financial officer, each individually, certify that:

1.   I have reviewed this quarterly report on Form10-QSB of Surforama.com, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other facts that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:  October 14, 2002                  /s/ Edward Yau
                                        ___________________________________
                                        Edward Yau, Chief Executive Officer



                                        /s/ Mike Hanson
                                        ___________________________________
                                        Mike Hanson, Chief Financial Officer