Form 10KSB
period 2002-11-30
SURFORAMA COM INC
filed 2003-03-19
CIK 1100592

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For  the  fiscal  year  ended  November  30,  2002

TRANSITION  REPORT  UNDER  SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
1934

[ ]  For  the  transition  period  from _________________ to __________________

                        Commission file number: 000-32843
                                                ---------

                           SURFORAMA.COM,  INC.
                           --------------------
             (Exact name of Registrant as specified in its charter)


            Nevada                                 98-0233878
            ------                                 ----------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)


                               867 West 8th Avenue
                  Vancouver, British Columbia, Canada  V5Z 1E3
                  --------------------------------------------
                    (Address of principal executive offices)

                                 (604) 727-8402
                                 --------------
               Registrant's telephone number, including area code

Securities to be registered pursuant to Section 12(b) of the Exchange Act:  None


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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ ]

State  issuer's  revenues  for  its  most  recent  fiscal  year:       Nil
                                                                       -----

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computer by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)
$2,002,119.80  as  of  March  13,  2003

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.
19,828,899  Common  Shares  as  of  March  13,  2002

                                TABLE OF CONTENTS
                                -----------------

                                                                            Page

ITEM 1:   DESCRIPTION  OF  BUSINESS                                            4
ITEM 2:   DESCRIPTION  OF  PROPERTY                                           15
ITEM 3:   LEGAL  PROCEEDINGS                                                  15
ITEM 4:   SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS         15
ITEM 5:   MARKET  FOR  COMMON  EQUITY  AND  RELATED  STOCKHOLDER MATTERS      15
ITEM 6:   MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR PLAN OF OPERATION       16
ITEM 7:   FINANCIAL  STATEMENTS                                               19
ITEM 8:   CHANGES  IN  AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
          FINANCIAL  DISCLOSURES                                              19
ITEM 9:   DIRECTORS,  EXECUTIVE  OFFICERS, PROMOTERS AND CONTROL PERSONS      20
ITEM 10:  EXECUTIVE  COMPENSATION                                             21
ITEM 11:  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS
          AND MANAGEMENT                                                      22
ITEM 12:  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS                  22
ITEM 13:  EXHIBITS  AND  REPORTS                                              23

                                     PART I

                        ITEM 1:  DESCRIPTION OF BUSINESS

Business Development

We were organized as a Nevada corporation on October 22, 1999 for the purpose of establishing and developing business through the surforama.com website.

Business of the Company

We sell private label web sites, products, services, and advertising. Private labeling means that we provide customers with a link from their web sites to our web site content. When an Internet user clicks on the classified advertisement section of a customer's web site, the user is sent to content on our web site. However, the user is unaware that he or she has left the customer's web site because the customer's name or logo remains at the top of each web page.

We generate revenue by charging customers a fee for customizing their private label web site. We also charge a monthly maintenance fee that is based on the size of the customer's web site and its activity.


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

Although, our website is currently accessible to the public, it will require ongoing development and maintenance. We presently do not generate any revenue from the Surforama store and all advertising. We are currently devoting most of our efforts into establishing our business. Our primary source of revenue is a combination of private label and customization fees, the sale of general products and services and advertising. We are not solely dependent on one source of revenue.

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

2.     The Surforama Store

Our web site intends to include the Surforama store, an online shopping service that currently offers more than 40,000 products including vehicles, books, magazines, recorded music products, motion picture videos, clothing and accessories, computers, electronic goods, flowers, gifts, health and beauty products, home office and business products, pets, toys and games for sale to the public.

When an Internet user accesses the Surforama Store by pressing an icon on our web site, the user is linked to an independent company's web site that offers and specializes in that particular product or service. The company that owns this web site is known as an affiliate company and is able to accept payment from the user and deliver the product directly to him or her. We begin our affiliate relationship with each of company through a paperless online sign up process common to Internet affiliate programs. If a consumer makes a purchase from an affiliate company through our web site, we receive a payment from the affiliate company equal to 1% to 25% of the total value of the item or items purchased. This arrangement allows us to offer our users a wide variety of consumer products with low overhead and no inventory. The Surforama Store has not generated any revenue to date.

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

We will also offer the following services and information to our web site customers:

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

7.     Rebatopia.com

At the date of this filing, Rebatopia.com is no longer in operation. Rebatopia.com, Inc. is independent from us. We are a minority shareholder of Rebatopia.com, Inc. Accordingly, Rebatopia is responsible for all losses it incurs. However, for accounting purposes, we record 49.07% of Rebatopia.com, Inc.'s loss into our financial results. Rebatopia intends to meet any capital requirements through equity financing. Any profits realized by Rebatopia will either be reinvested in its business or paid to its shareholders, including us, through the declaration of dividends.

Share Structure of Rebatopia

Rebatopia's Articles of Incorporation currently provide that it is authorized to issue up to 70,000,000 shares of common stock with a par value of $0.001 per share and up to 5,000,000 shares of preferred stock with par value of $0.001. As of November 30, 2002, , 300,000 shares of common stock are issued and outstanding in the capital of Rebatopia. No preferred shares of common stock are issued and outstanding.

The  shareholders  of  Rebatopia  are  as  follows:

Name of Shareholder       Number of Shares Owned      Percentage of Shares Owned
---------------------     ----------------------      --------------------------
Surforama.com, Inc.             147,210                         49.07%
Source                          147,210                         49.07%
Eurocapital Holdings AVV          5,580                          1.86%


Source's Business

At the date of this filing, Source is also no longer operational and will not be offered as part of Surforama's business model.

We  have  spent  the  following  amounts on research and development activities:

                                                            Inception to
                                                            November 30, 2002

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

Our web site intends to include the Surforama Store, an online shopping service that offers more than 40,000 products. When a customer accesses the Surforama Store by pressing an icon on the web site, the customer is linked to an independent web site operated by an affiliate company. If a consumer makes a purchase from an affiliate company via our web site, we receive a payment from the affiliate company equal to 1% to 25% of the value of the item or items purchased. This arrangement allows us to offer our users a wide variety of consumer products with low overhead and no inventory.

Our private label product is a fully customized version of our site, offering online companies a chance to offer our full suite of products and services without having to spend the time and money on development. The private labeling of these sites will generate a one time customization fee based on the amount of hours needed to customize, and will also generate a monthly maintenance fee that will be based on the size of the customers site and its activity.

At  present,  our  only  material  advertising  agreement  is with Engage Media.
Pursuant to this agreement, we expect to receive an average of over 200 advertisers per month who post banner advertisements on our web site. Some advertisers target our site more than others hence some banners from advertisers will show up more than others. Depending on the advertising arrangement, we either receive revenue from these businesses each time an Internet user clicks on their advertisement, or each time an Internet user purchases something from the business as a result of a click-through from our web site. While these advertisement agreements vary, we typically receive from $0.01 to $0.80 for each click-through and a 1% to 25% commission on each click-through that leads to a sale.

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

<PAGE:


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

Risk Factors

If We Do Not Obtain Additional Financing, Our Business Will Fail

As at November 30, 2002, we had cash in the amount of $555. Our business plan calls for on going expenses in connection with maintaining our web sites. These expenses will be partially paid for by initial customization fees and monthly maintenance fees from potential customers who we will be providing content to, while improving our offerings. Since our inception, we have incurred losses totaling $321,590. This amount would have been higher if we did realize a non-recurring gain we realized by selling a partial interest in Rebtopia.com, Inc. pursuant to a terminated sale agreement. There is no expectation that that we will continue receive funds of this nature. Accordingly, we may lose significant money in the foreseeable future.

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

We acquired the website address rights to surforama.com in 1999 and the rights to rebatetopia.com and rebatoptia.com in 2000. We did not earn any revenues for the fiscal year ended November 30, 2002. Accordingly, we have minimal operating history from which investors can evaluate our business. An investor should consider the risks, expenses and uncertainties that an early stage company like ours faces. These risks include our ability to:

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

Because We Have Only Recently Commenced Business Operations, We Expect to Incur Operating Losses For The Foreseeable Future

We have incurred losses totaling $321,590 since our inception on August 10, 1999. In the near future, we anticipate that we will incur increased operating expenses without obtaining increases in revenues from sales. We therefore expect to incur significant losses into the foreseeable future.

If we are unable to generate significant revenues from our operations, our business will fail.

If we are unable to generate significant revenues from advertising on our web sites, sales from our Surforama store, sales of access to our Surforama.com affiliate program, we will not be able to achieve profitability or continue operations.

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

     - Any one of these results could adversely affect our business, financial condition and results of operations. In addition, our competitors may develop competing products and services that achieve greater market acceptance. It is also possible that new competitors may emerge and acquire significant market share. Our inability to achieve sales and revenue due to competition will have an adverse effect on our business, financial condition and results of operations.

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

ITEM 2:  DESCRIPTION OF PROPERTY

Our executive offices are located at 867 West 8th Avenue, Vancouver, British Columbia, Canada. Mr. Mike Hanson provides office space to us free of charge.


ITEM 3:  LEGAL PROCEEDINGS

There  are  no  legal  proceedings  pending  or  threatened  against  us.


ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None


                                     PART II

ITEM 5:  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER  MATTERS

Market Information

The Company's common stock is currently quoted for trading on the OTC Bulletin Board, which is sponsored by the National Association of Securities Dealers. The OTC Bulletin Board is a network of security dealers who buy and sell stock. The dealers are connected by a computer network that provides information on current "bids" and "asks", as well as volume information. Our shares are quoted on the OTC Bulletin Board under the symbol "SRFO".

To date, none of our shares have traded through the facilities of the OTC Bulletin Board. We currently have 35 shareholders of record as of November 30, 2002.

Rule 144 Shares

A total of 19,828,899 shares of our common stock are available for resale to the public in accordance with the volume and trading limitations of Rule 144 of the Act. In general, under Rule 144, as currently in effect, a person who has beneficially owned shares of a company's common stock for at least one year is entitled to sell within any three month period a number of shares that does not exceed the greater of:

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

As of the date of this prospectus, persons who are our affiliates hold 11,820,100 of the 19,828,899 shares that may be sold pursuant to Rule 144.

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


        ITEM 6: MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Plan of Operation

During the fiscal year ended November 30, 2002, we attempted to raise the necessary funds to conduct our business plan. To date, we have been unsuccessful in securing the require financing. Consequently, unless we secure funding, of which there is no guarantee, we will be forced to either revise our business plan or acquire an interest in a different business opportunity. This may result in the abandonment of our current plan of operations.

Our plan of operations for the next twelve months is to sustain operations and maintain the integrity of the corporate entity. As the date of this filing, management has verbally committed, if necessary, to provide sufficient working capital to support the Company as an ongoing basis. The Company does not have any formal commitments or arrangements for the advancement or loan of funds. Without the necessary cash flow, the Company may be dormant during the next twelve months, or until such time as necessary funds are raised in the equity securities market. Meanwhile, the Company will continue its search for other business opportunities that are complementary to its existing assets.

In building our internal administrative and managerial organization, we will continue to minimize the hiring of full-time employees. Without sufficient revenues, we will continue limiting our employees to our president and vice-president. We anticipate that our operational and administrative expenses for the next 12 months will total $75,200. A breakdown of these anticipated expenses are as follows:

Expenses

     Amortization                                  $21,000
     Consulting fees                               $ 2,400
     Office and sundry                             $ 7,800
     Professional fees                             $44,000

     Total:                                        $75,200
                                                   -------

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

We anticipate that depending on market conditions and our plan of operations, we could incur operating losses in the foreseeable future. We base this expectation, in part, on the fact that we run on a very tight budget in completing the development of our software and website and do not anticipate earning any substantial revenues until sometime next year. Our future financial results are also uncertain due to a number of factors, some of which are outside our control. These factors include, but are not limited to:

     - our ability to develop a commercially marketable product and service with the features and functionality sought by potential customers;
     - our ability to successfully market co-brand and private label our site to potential customers;
     - our ability to charge customers a license fee that will enable us to generate revenues exceeding operating costs;
     - the introduction and availability of competing products by competitors.


Results of Operations

From the date of Surforama.com Portal Services Inc.'s incorporation on August 10, 1999 to November 30, 2002, management has focused on the development of the surforama.com and rebatopia.com web sites. One computer programmer and two web site developers have spent a total of approximately 4,350 hours constructing our classified advertisement portal. These individuals have not charged us for their services.

From the date of Rebatopia's incorporation to present, management focused on the development of the rebatopia.com web site. One computer programmer and two web site developers have spent a total of approximately 3,300 hours constructing our shopping and tracking portal. At the date of this filing, Rebatopia.com is no longer in operations.

In connection with the development of our surforama.com web site in the fiscal year ended November 30, 2002, we incurred a net loss of $216,523. During the fiscal year we had no revenues. These losses include $20,848 for amortization costs relating to our computer equipment, professional and consulting fees totaling $46,374, office expenses in the amount of $7,771, and a $150,992 write off of investment in and advances to Rebatopia.com, Inc.

As compared with our fiscal year ended November 30, 2001, our total revenue decreased by $59,843 in the current fiscal year. The Company did not earn any revenues for the fiscal year due to the lack of traffic on our website and a general slowdown in the Internet industry.

Since incorporation, we have funded our operations through private equity financings and common share issuances in exchange for services. We have raised a total of $185,881 from selling or exchanging our securities in this time frame. As at November 30, 2002, our assets were recorded at $1,366 consisting of cash of $555, and computer equipment valued at $811. At November 30, 2002, our liabilities totaled $137,482 and consisted of accounts payable and accrued liabilities of $13,566, advances due to shareholders of $113,927 and a loan payable of $4001.

On May 22, 2002, we reported on a Form 8-K filed with the Securities and Exchange Commission that on May 21, 2002 the Company obtained one hundred percent (100%) of the issued and outstanding capital stock of Loop Communications Inc. ("Loop"), a company incorporated under the laws of Canada, pursuant to an Acquisition Agreement. The Acquisition Agreement was also filed with the Form 8-K dated May 22, 2002.

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

                          ITEM 7:  FINANCIAL STATEMENTS

ITEM  7          Financial  Statements

The following financial statements, financial statement schedules and supplementary date are included:

     F-1  Independent  Auditors'  Report

     Audited  Financial  Statements:

     F-2  Consolidated  Balance  Sheets  -  November 30, 2001 and November, 2002

     F-3 Consolidated Statements of Operations and Deficits- Years Ended November 30, 2001 and November 30, 2002

     F-4 Consolidated Statements of Cash Flows - Years Ended November 30, 2001 and November 30, 2002

     F-5 Consolidated Statements of Stockholder's Equity - Years Ended November 30, 2001 and November 30, 2002

     F-6  Notes  to  Consolidated  Financial  Statements


ITEM 8: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                               SURFORAMA.COM, INC.
                          (A Development Stage Company)


                        CONSOLIDATED FINANCIAL STATEMENTS


                           NOVEMBER 30, 2002 AND 2001
                             (Stated in U.S. Dollars)

                                                        MORGAN
                                                      & COMPANY
                                                        CHARTERED ACCOUNTANTS



                                AUDITORS' REPORT




To the Shareholders and Directors
Surforama.com, Inc.
(A Development Stage Company)

We have audited the consolidated balance sheets of Surforama.com, Inc. (a development stage company) as at November 30, 2002 and 2001, and the consolidated statements of operations and deficit accumulated during the development stage, cash flows, and stockholders' equity for the years ended November 30, 2002 and November 30, 2001, and for the period from August 10, 1999 (date of inception) to November 30, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as at November 30, 2002 and 2001, and the results of its operations and cash flows for the years ended November 30, 2002 and November 30, 2001, and for the period from August 10, 1999 (date of inception) to November 30, 2002 in accordance with United States generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses and net cash outflows from operations since inception. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 1. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.



Vancouver, B.C.                                            /s/ Morgan & Company

February 24, 2003                                          Chartered Accountants


Tel: (604) 687-5841        MEMBER OF               P.O. Box 10007 Pacific Centre
Fax: (604) 687-0075           ACPA          Suite 1488 - 700 West Georgia Street
www.morgan-cas.com        INTERNATIONAL                  Vancouver, B.C. V7Y 1A1

                              SURFORAMA.COM, INC.
                          (A Development Stage Company)

                           CONSOLIDATED BALANCE SHEETS
                            (Stated in U.S. Dollars)


------------------------------------------------------------------------
                                                         NOVEMBER 30
                                                     2002          2001
------------------------------------------------------------------------


ASSETS
Current
  Cash and cash equivalents                      $      555   $   1,487
  Prepaid expense                                         -       1,600
                                                 -----------  ----------
                                                        555       3,087
Investment In And Advances To
 Rebatopia.com, Inc. (Note 3)                             -     153,706
Capital Assets, net of accumulated
 amortization of $1,145 (2001 - $797)                   811       1,159
Software Development Costs, net of
 accumulated amortization of $61,500
 (2001 - $41,000)                                         -      20,500
                                                 -----------  ----------
                                                 $    1,366   $ 178,452
========================================================================

LIABILITIES
Current
  Accounts payable and accrued liabilities       $   13,566   $  21,492
  Advances due to shareholder (Note 5)              113,927      62,435
  Loans payable, current portion                      6,079       4,063
                                                 -----------  ----------
                                                    133,572      87,990
Loans Payable (Note 4)                                3,910       9,927
                                                 -----------  ----------
                                                    137,482      97,917
                                                 -----------  ----------

STOCKHOLDERS' EQUITY (DEFICIENCY)

Capital Stock
  Authorized:
    70,000,000 common shares, par value
      $0.001 per share
     5,000,000 preferred shares, par value
      $0.001 per share
  Issued and outstanding:
    19,828,899 common shares at November 30,
      2002 and 2001                                  19,829      19,829
  Additional paid in capital                        168,560     168,560

Deficit Accumulated During The
 Development Stage                                 (321,997)   (105,474)
Cumulative Translation Adjustment                    (2,508)     (2,380)
                                                 -----------  ----------
                                                   (136,116)     80,535
                                                 -----------  ----------
                                                 $    1,366   $ 178,452
========================================================================


Nature Of Operations (Note 1)

                              SURFORAMA.COM, INC.
                          (A Development Stage Company)

                CONSOLIDATED STATEMENTS OF OPERATIONS AND DEFICIT
                            (Stated in U.S. Dollars)


--------------------------------------------------------------------------------
                                                                     PERIOD FROM
                                                                       DATE OF
                                                                      INCEPTION
                                                                      AUGUST 10
                                                  YEARS ENDED          1999 TO
                                                  NOVEMBER 30        NOVEMBER 30
                                              2002          2001         2002
--------------------------------------------------------------------------------


Revenue
  Advertising                             $         -   $     6,443   $   9,949
  Consulting services                               -        53,400      53,400
  Consulting fees from related party                -             -      55,279
                                          --------------------------------------
                                                    -        59,843     118,628
                                          --------------------------------------

Expenses
  Amortization                                 20,848        20,996      62,645
  Bad debts                                         -        11,800      11,800
  Stock based consulting fees                       -             -      20,990
  Consulting services                           2,400        36,134     112,817
  Office and sundry                             7,771         5,260      20,834
  Professional fees                            43,974        24,548      92,795
  Transfer agent                                    -         1,636       1,636
  Travel                                            -             -       2,524
  Website development and maintenance               -         6,811      21,275
                                          --------------------------------------
                                               74,993       107,185     347,316
                                          --------------------------------------

Loss From Operations                          (74,993)      (47,342)   (228,688)

Interest Income                                11,152        13,602      29,835
Gain On The Disposal Of A Partial
 Interest In Rebatopia.com, Inc. Related

 To A Terminated Sale Agreement                     -             -      99,972
Equity In Loss Of Rebatopia.com, Inc.          (1,690)      (49,150)    (71,717)
Write Off Of Investment In And
 Advances To Rebatopia.com, Inc.             (150,992)            -    (150,992)
                                          --------------------------------------

Net Loss For The Year                        (216,523)      (82,890)  $(321,590)
                                                                      ==========
Deficit Accumulated During
 The Development Stage,
 Beginning Of Year                           (105,474)      (22,584)
                                          --------------------------

Deficit Accumulated During The
 Development Stage, End Of Year           $  (321,997)  $  (105,474)
====================================================================


Net Loss Per Share                        $     (0.01)  $     (0.01)
====================================================================

Weighted Average Number
 Of Shares Outstanding                     19,828,899    19,828,899
====================================================================

                              SURFORAMA.COM, INC.
                         (A Development Stage Company)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Stated in U.S. Dollars)



--------------------------------------------------------------------------------
                                                                    PERIOD FROM
                                                                      DATE OF
                                                                     INCEPTION
                                                                     AUGUST 10
                                                   YEARS ENDED        1999 TO
                                                   NOVEMBER 30      NOVEMBER 30
                                                 2002       2001        2002
--------------------------------------------------------------------------------

Cash Flows From Operating Activities
  Net (loss) income for the year              $(216,523)  $(82,890)  $(321,590)
  Items not involving cash:
    Amortization                                 20,848     20,996      62,645
    Shares issued for other than cash                 -          -      20,990
    Gain on the disposal of a partial
     interest in Rebatopia.com, Inc.
     related to a terminated sale agreement           -          -     (99,972)
    Equity in loss of Rebatopia.com, Inc.         1,690     49,150      71,717
    Write off of investment in and
     advances to Rebatopia.com, Inc.            150,992          -     150,992

Adjustments To Reconcile Net Income To
 Net Cash Used By Operating Activities
  Accrued interest receivable                     1,702    (13,602)    (16,691)
  Accounts payable and accrued liabilities       (7,926)     5,496      13,566
  Prepaid expenses                                1,600     (1,600)          -
  Advances due from shareholder                  51,492     62,435     113,927
                                              ----------------------------------
                                                  3,875     39,985      (4,416)
                                              ----------------------------------

Cash Flows From Financing Activities
  Common stock issued                                 -          -     105,899
  Loan advances, net                             (4,001)    13,990       9,989
                                              ----------------------------------
                                                 (4,001)    13,990     115,888
                                              ----------------------------------

Cash Flows From Investing Activities
  Acquisition of computer equipment                   -          -      (1,956)
  Investment in Rebatopia.com, Inc.                   -          -      (1,500)
  Proceeds on disposal of interest
   in Rebatopia.com, Inc.                             -          -     100,000
  Advanced to Rebatopia.com, Inc.                  (678)   (76,635)   (204,546)
  Net asset deficiency of legal parent at
   date of reverse take-over transaction              -          -        (407)
                                              ----------------------------------
                                                   (678)   (76,635)   (108,409)
                                              ----------------------------------

Effect Of Exchange Rate Changes On Cash            (128)       403      (2,508)
                                              ----------------------------------

Net Change In Cash And Cash Equivalents            (932)   (22,257)        555

Cash And Cash Equivalents, Beginning Of Year      1,487     23,744           -
                                              ----------------------------------

Cash And Cash Equivalents, End Of Year        $     555   $  1,487   $     555
================================================================================

                               SURFORAMA.COM, INC.
                          (A Development Stage Company)

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                NOVEMBER 30, 2002
                            (Stated in U.S. Dollars)



                             COMMON STOCK
                      -----------------------------
                                         ADDITIONAL          CUMULATIVE
                                           PAID-IN           TRANSLATION
                        SHARES     AMOUNT  CAPITAL  DEFICIT  ADJUSTMENT   TOTAL
                      ----------------------------------------------------------
November - Shares
 issued for stock
 based consulting
 fees                  4,386,806 $ 4,387 $ 16,603  $      -  $     -   $ 20,990

November - Shares
 issued for software
 development costs    12,853,194  12,853   48,647         -        -     61,500

November - Exchange
 of shares to acquire
 subsidiary
 Surforama.com
Portal Services Inc. (17,240,000)      -        -         -        -          -
 Surforama.com, Inc.  17,240,000       -        -         -        -          -

Net asset deficiency
 of legal parent
 at date of reverse
 take-over transaction         -       -        -      (407)       -       (407)

November - Shares
 issued for cash
 at $0.001             2,500,000   2,500   14,500         -        -     17,000

November - Shares
 issued for cash
 at $1.00                 12,250      12   12,238         -        -     12,250

Translation
 adjustment                    -       -        -         -       85         85

Net loss for
 the period                    -       -        -   (23,934)       -    (23,934)
                      ----------------------------------------------------------

Balance,
 November 30, 1999    19,752,250  19,752   91,988   (24,341)      85     87,484


June - Shares
 issued for cash
 at $1.00                 76,649      77   76,572         -        -     76,649

Translation
 adjustment                    -       -        -         -   (2,868)    (2,868)

Net income for
 the year                      -       -        -     1,757        -      1,757
                      ----------------------------------------------------------

Balance,
 November 30, 2000    19,828,899  19,829  168,560   (22,584)  (2,783)   163,022

Translation
 adjustment                    -       -        -         -      403        403

Net loss for
 the year                      -       -        -   (82,890)       -    (82,890)
                      ----------------------------------------------------------

Balance,
 November 30, 2001    19,828,899  19,829  168,560  (105,474)  (2,380)    80,535

Translation
 adjustment                    -       -        -         -     (128)      (128)

Net loss for
 the year                      -       -        -  (216,523)       -   (216,523)
                      ----------------------------------------------------------

Balance,
 November 30, 2002    19,828,899 $19,829 $168,560 $(321,997) $(2,508) $(136,116)
                      ==========================================================

                               SURFORAMA.COM, INC.
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           NOVEMBER 30, 2002 AND 2001
                            (Stated in U.S. Dollars)



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

c)     Going Concern

Since inception, the Company has suffered recurring losses and net cash outflows from operations. The Company expects to continue to incur substantial losses to complete the development of its business. Since its inception, the Company has funded operations through common stock issuances and related party loans in order to meet its strategic objectives. Management believes that sufficient funding will be available to meet its business objectives, including anticipated cash needs for working capital, and is currently evaluating several financing options. However, there can be no assurance that the Company will be able to obtain sufficient funds to continue the development of and, if successful, to commence the sale of its products under development. As a result of the foregoing, there exists substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                               SURFORAMA.COM, INC.
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           NOVEMBER 30, 2002 AND 2001
                            (Stated in U.S. Dollars)



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

                               SURFORAMA.COM, INC.
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           NOVEMBER 30, 2002 AND 2001
                            (Stated in U.S. Dollars)



2.     SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

                               SURFORAMA.COM, INC.
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           NOVEMBER 30, 2002 AND 2001
                            (Stated in U.S. Dollars)



2.     SIGNIFICANT ACCOUNTING POLICIES (Continued)

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


3.     INVESTMENT IN AND ADVANCES TO REBATOPIA.COM, INC.

                                                            2002         2001
                                                        -----------------------
Investment in and advances to Rebatopia.com, Inc.       $ 134,301     $ 135,313
Accrued interest                                           16,691        18,393
                                                        -----------------------
                                                          150,992       153,706
                                                        -----------------------

Write off of investment in and advances to
 Rebatopia.com, Inc.                                     (150,992)            -
                                                        -----------------------

                                                        $       -     $ 153,706
                                                        ========================


Summary financial information for Rebatopia.com, Inc.
 is as follows:

                                                            2002         2001
                                                        -----------------------
Sales                                                   $     374     $   9,009
                                                        =======================

Net loss from continuing operations                     $  14,580     $ 118,556
                                                        =======================

Net loss for the period                                 $  14,580     $ 118,556
                                                        =======================

                               SURFORAMA.COM, INC.
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           NOVEMBER 30, 2002 AND 2001
                            (Stated in U.S. Dollars)



4.     LOANS PAYABLE

The loans payable are repayment in blended monthly instalments of principal and interest totalling $1,181 until June 2004. The loans are secured by computer equipment and the guarantees of two directors and shareholders.


5.     ADVANCES DUE TO SHAREHOLDER

Amounts due to a shareholder and officer of the Company are interest free, unsecured and repayable on demand.


6.     RELATED  PARTY  TRANSACTIONS

During the period, the Company entered into transactions (recorded at exchange values) with related parties as follows: Management fees paid to certain directors for services rendered to the Company totalled $2,400 (2001 - $36,139).

                                    PART III

ITEM 9:  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

Name                Age     Position with Registrant       Served as a Director
                                                             or Officer Since

Edward Yau          31      president, chief executive     November 10, 2000
                            officer and director
Mike Hanson         41      vice-president, chief
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

Section  16(A)  Beneficial  Ownership  Reporting  Compliance

The following persons have failed to file, on a timely basis, the identified reports required by Section 16(a) of the

Exchange Act during the most recent fiscal year:


                                      Number     Transactions    Known Failures
                                      Of late    Not Timely      To File a
Name and principal position           Reports    Reported        Required Form
---------------------------           -------    ------------    --------------
Edward Yau (president, CEO, director)    0            0                0
Mike Hanson (vice-president, CFO,
 COO, director)                          0            0                0

Gregory Yanke (secretary and director)   0            0                0


Term of Office

Our Directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.


                        ITEM 10:  EXECUTIVE COMPENSATION

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers by any person for all services rendered in all capacities to us from the date of our inception until November 30, 2002.

                 Annual Compensation               Long Term Compensation
                 -------------------               ----------------------

                                          Other                            All
                                          Annual                           Other
                                          Com-                             Com-
                                          pen-   Restricted                pen-
                                          sa-    Stock  Options/   LTIP    sa-
Name     Title      Year   Salary   Bonus tion   Awarded SARs(#) payouts($)tion
----     -----      ----   -------- ----- ------ ------- ------- --------- ----
Edward   President, 2002    $2,400    0     0        0     0       0        0
Yau      CEO,       2001   $17,420    0     0        0     0       0        0
         Director   2000   $31,900    0     0        0     0       0        0
                    1999        $0    0     0        0     0       0        0

Michael  Vice-      2002        $0    0     0        0     0       0        0
Hanson   President, 2001   $18,714    0     0        0     0       0        0
         COO, CFO   2000   $31,899    0     0        0     0       0        0
         Director   1999        $0    0     0        0     0       0        0

Gregory  Secretary  2002        $0    0     0        0     0       0        0
Yanke    and        2001        $0    0     0        0     0       0        0
         Director   2000        $0    0     0        0     0       0        0
                    1999        $0    0   $1,776     0     0       0        0
                                            Cdn

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

                 Name and Address            Amount and Nature          Percent
Title of Class   of Beneficial Owner         of Beneficial Owner        of Class
--------------   -------------------------   -------------------        --------
Common Stock     Edward Yau                         5,910,000             29.8%
                 12191 McNeely Drive
                 Richmond, British Columbia
                 V6V 2S1

Common Stock     Mike Hanson                        5,910,000             29.8%
                 105 - 1010 West 42nd Avenue
                 Vancouver, British Columbia
                 V6M 2A8

Common Stock     Gregory S. Yanke                         100            <0.01%
                 200 - 675 West Hastings Street
                 Vancouver, British Columbia
                 V6B 1N2

Common Stock     All executive officers and        11,820,100             59.6%
                 directors as a group

--------------------------------------------------------------------------------
The percent of class is based on 19,828,899 shares of common stock issued and outstanding as of November 30, 2002.



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


ITEM 13:  EXHIBITS AND REPORTS ON FORM 8-K

None


ITEM 27.  EXHIBITS.

EXHIBIT
NUMBER              DESCRIPTION
------------        -------------------

 3.1*               Articles of Incorporation
 3.2*               By-Laws
99.1                Certification of Chief Executive Officer pursuant to Section
                    906  of  the  Sarbanes-Oxley  Act  of  2002
99.2                Certification of Chief Financial Officer pursuant to Section
                    906  of  the  Sarbanes-Oxley  Act  of  2002


* incorporated by reference from our Form SB-2 that was originally filed with the commission on December 6, 2000.

                                   SIGNATURES

Pursuant to the requirements of Section 13 and 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Surforama.com,  Inc.


By  /s/ Edward Yau
    ------------------------------
    Edward Yau
    President, Chief Executive Officer & Director
    Date:  March 12, 2003

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By  /s/ Edward Yau
    ------------------------------
    Edward Yau
    President, Chief Executive Officer & Director
    Date:  March 12, 2003

By  /s/ Mike Hanson
    ------------------------------
    Mike Hanson
    Vice-President, Chief Operating Officer,
    Chief Financial Officer, & Director
    Date:  March 12, 2003

By  /s/ Greg Yanke
    ------------------------------
    Secretary, Treasurer and Director
    Date:  March 12, 2003