Form 10KSB/A
period 2002-11-30
SURFORAMA COM INC
filed 2003-03-27
CIK 1100592

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-KSB/A


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
ITEM 12:  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS                  22
ITEM 13:  EXHIBITS  AND  REPORTS                                              23
ITEM 14:  CONTROLS  AND  PROCEDURES                                           23

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


3.     INVESTMENT IN AND ADVANCES TO REBATOPIA.COM, INC.

                                                            2002         2001
                                                        -----------------------
Investment in and advances to Rebatopia.com, Inc.       $ 134,301     $ 135,313
Accrued interest                                           16,691        18,393
                                                        -----------------------
                                                          150,992       153,706
                                                        -----------------------

Write off of investment in and advances to
 Rebatopia.com, Inc.                                     (150,992)            -


                                                        -----------------------

                                                        $       -     $ 153,706
                                                        =======================


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


(a)     Reports  on  Form  8-K

None

(b)     Exhibits



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


Item 14.  Controls and Procedures.

As required by Rule 13a-14 under the Securities Exchange Act of 1934 (the "Exchange Act"), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures within the 90 days prior to the filing date of this report. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer, Mr. Edward Yau, and our Chief Financial Officer, Mr. Mike Hanson. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting management to material information relating to us which is required to be included in our periodic SEC filings. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out our evaluation.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

                                   SIGNATURES

Pursuant to the requirements of Section 13 and 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Surforama.com,  Inc.


By  /s/ Edward Yau
    ------------------------------
    Edward Yau
    President, Chief Executive Officer & Director
    Date:  March 27, 2003

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By  /s/ Edward Yau
    ------------------------------
    Edward Yau
    President, Chief Executive Officer & Director
    Date:  March 27, 2003

By  /s/ Mike Hanson
    ------------------------------
    Mike Hanson
    Vice-President, Chief Operating Officer,
    Chief Financial Officer, & Director
    Date:  March 27, 2003

                                 CERTIFICATIONS

I, Edward Yau, certify that;

(1)  I  have  reviewed  this annual report on Form10-KSB of Surforama.com, Inc.;

(2) Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

(3) Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;

(4) The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5) The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

(6) The Registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other facts that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions  with  regard  to  significant  deficiencies  and  material  weaknesses.


Date:  March 27, 2003               /s/ Edward Yau
                                    _______________________________
                                    Edward Yau
                                    Principal Executive Officer

                                 CERTIFICATIONS

I, Mike Hanson, certify that;

(1)  I  have  reviewed  this annual report on Form10-KSB of Surforama.com, Inc.;

(2) Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

(3) Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;

(4) The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5) The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

(6) The Registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other facts that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions  with  regard  to  significant  deficiencies  and  material  weaknesses.


Date:  March 27, 2003               /s/ Mike Hanson
                                    _______________________________
                                    Mike Hanson
                                    Principal Financial Officer