Form 10QSB
period 2003-02-28
SURFORAMA COM INC
filed 2003-04-21
CIK 1100592

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                   FORM 10-QSB

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

        For  the  quarterly  period  ended  FEBRUARY,  28,  2003

[  ]    Transition  Report  pursuant  to 13 or 15(d) of the Securities Exchange
        Act  of  1934

        For  the  transition  period  from          to

   Commission  File  Number:  000-33165

                               SURFORAMA.COM, INC.
                               -------------------
        (Exact name of Small Business Issuer as specified in its charter)


NEVADA                                        98-0233878
------                                        ----------
(State  or  other  jurisdiction  of           (IRS  Employer
incorporation  )                              Identification  No.)

867  WEST  8TH  AVENUE
VANCOUVER,  BRITISH  COLUMBIA,  CANADA        V5Z  1E3
--------------------------------------        --------
(Address of principal executive offices       (Zip  Code)

Issuer's  telephone  number,  including  area  code  (604)  727-8402

Indicate by a check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [X] Yes [ ] No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 19,828,899 SHARES OF COMMON STOCK AS OF APRIL 15, 2003.

TRANSITIONAL  SMALL  BUSINESS  DISCLOSURE FORMAT (CHECK ONE):  YES [  ]   NO [X]

                         PART I - FINANCIAL INFORMATION

ITEM  1     FINANCIAL  STATEMENTS

BASIS  OF  PRESENTATION

GENERAL

The accompanying un-audited financial statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity (deficiency) in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended February 28, 2003 are not necessarily indicative of the results that can be expected for the year ending November 30, 2003.

                               SURFORAMA.COM, INC.
                          (A Development Stage Company)


                        CONSOLIDATED FINANCIAL STATEMENTS


                                FEBRUARY 28, 2003


                                   (Unaudited)
                            (Stated in U.S. Dollars)

                               SURFORAMA.COM, INC.
                          (A Development Stage Company)

                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                            (Stated in U.S. Dollars)





------------------------------------------------------------

                             FEBRUARY 28     NOVEMBER 30
                                    2003     2002
------------------------------------------------------------
ASSETS
Current
  Cash and cash equivalents          $   1,754   $     555

Investment In And Advances To
 Rebatopia.com, Inc. (Note 4)                -           -
Capital Assets, net of accumulated
 amortization of $1,206
 (November 30, 2002 - $797)                750         811
                                     -----------------------
                                     $   2,504   $   1,366
============================================================
LIABILITIES
Current
 Accounts payable and accrued
 liabilities                         $  14,464   $  13,566
 Advances due to shareholder
(Note 6)                               115,210     113,927
 Loans payable, current portion          7,070       6,079
                                     -----------------------



                                       136,744     133,572
Loans Payable (Note 5)                   2,080       3,910
                                     -----------------------


                                       138,824     137,482
                                     -----------------------



STOCKHOLDERS' DEFICIENCY

Capital Stock
  Authorized:
   70,000,000 common shares,
   par value $0.001 per share
   5,000,000 preferred shares,
   par value $0.001 per share

  Issued and outstanding:
   19,828,899 common shares at
   February 28, 2003 and
   November 30, 2002                    19,829      19,829

  Additional paid in capital           168,560     168,560

Deficit Accumulated During
The Development Stage                 (321,503)   (321,997)

Cumulative Translation Adjustment       (3,206)     (2,508)
                                     -----------------------


                                      (136,320)   (136,116)
                                     -----------------------

                                     $   2,504   $   1,366
============================================================







Nature  Of  Operations  (Note  1)

                               SURFORAMA.COM, INC.
                          (A Development Stage Company)

                CONSOLIDATED STATEMENT OF OPERATIONS AND DEFICIT
                                   (Unaudited)
                            (Stated in U.S. Dollars)



--------------------------------------------------------------------------------
                                                             PERIOD FROM
                                                                DATE OF
                                                               INCEPTION
                                                               AUGUST 10
                                        THREE MONTHS ENDED       1999 TO
                                           FEBRUARY 28        FEBRUARY 28
                                        2003          2002         2003
--------------------------------------------------------------------------------

Revenue
  Advertising                       $         -   $         -   $   9,949
  Consulting services                         -             -      53,400
  Consulting fees from
  related party                               -             -      55,279
                                    --------------------------------------


                                              -             -     118,628
                                    --------------------------------------

Expenses
  Amortization                               61         5,213      62,706
  Bad debts                                   -             -      11,800
  Stock based consulting fees                 -             -      20,990
  Consulting services                         -         2,400     112,817
  Office and sundry (recovered)          (1,654)        1,554      19,180
  Professional fees                       1,099           867      93,894
  Transfer agent                              -             -       1,636
  Travel                                      -             -       2,524
  Website development and
  maintenance                                 -             -      21,275
                                    --------------------------------------


                                           (494)       10,034     346,822
                                    --------------------------------------
Income (Loss) From Operations              (494)      (10,034)   (228,194)

Interest Income                               -         2,766      29,835
Gain On The Disposal Of A Partial
Interest In Rebatopia.com, Inc.
 Related To A Terminated Sale
Agreement                                     -             -      99,972
Equity In Loss Of
 Rebatopia.com, Inc.                          -        (9,195)    (71,717)
Write Off Of Investment
 In And Advances To
Rebatopia.com, Inc.                           -             -    (150,992)
                                    --------------------------------------
Net Income (Loss) For
 The Period                                 494       (16,463)  $(321,096)
                                                                ==========


Deficit Accumulated During
The Development Stage,
 Beginning Of Period                   (321,997)     (105,474)
                                    --------------------------


Deficit Accumulated During
The Development Stage,
 End Of Period                      $  (321,503)  $  (121,937)
==============================================================
Net Income (Loss) Per
Share                               $      0.01   $     (0.01)
==============================================================

Weighted Average Number
Of Shares Outstanding                19,828,899    19,828,899
==============================================================




                               SURFORAMA.COM, INC.
                          (A Development Stage Company)

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)
                            (Stated in U.S. Dollars)




--------------------------------------------------------------------------------
                                                                PERIOD FROM
                                                                   DATE OF
                                                                  INCEPTION
                                                                  AUGUST 10
                                           THREE MONTHS ENDED       1999 TO
                                              FEBRUARY 28        FEBRUARY 28
                                           2003          2002         2003
--------------------------------------------------------------------------------
Cash Flows From Operating Activities
  Net (loss) income for the year            $  494   $(16,463)  $(321,096)
  Items not involving cash:
  Amortization                                  61      5,213      62,706
  Shares issued for other than cash              -          -      20,990
  Gain on the disposal of a partial interest
   in Rebatopia.com, Inc. related to
   a terminated sale agreement                   -          -     (99,972)
  Equity in loss of Rebatopia.com, Inc.          -      9,195      71,717
  Write off of investment in and
   advances to Rebatopia.com, Inc.               -          -     150,992

Adjustments To Reconcile Net Income
 To Net Cash Used By
  Operating Activities
  Accrued interest receivable                    -     (2,750)    (16,691)
  Accounts payable and accrued
   liabilities                                 898        723      14,464
  Prepaid expenses                               -         29           -
  Advances due from shareholder              1,283      7,387     115,210
                                            ------------------------------


                                             2,736      3,334      (1,680)
                                            ------------------------------


Cash Flows From Financing Activities
  Common stock issued                            -          -     105,899
  Loan advances, net                          (839)    (1,110)      9,150
                                            ------------------------------



                                              (839)    (1,110)    115,049
                                            ------------------------------

  Cash Flows From Investing Activities
  Acquisition of computer equipment              -          -      (1,956)
  Investment in Rebatopia.com, Inc.              -          -      (1,500)
  Proceeds on disposal of interest
  in Rebatopia.com, Inc.                         -          -     100,000
  Advanced to Rebatopia.com, Inc.                -     (2,500)   (204,546)
  Net asset deficiency of
  legal parent at date
  of reverse take-over
   transaction                                   -          -        (407)
                                            ------------------------------



                                                 -     (2,500)   (108,409)
                                            ------------------------------

Effect Of Exchange Rate
Changes On Cash                               (698)       231      (3,206)
                                            ------------------------------



Net Change In Cash And
Cash Equivalents                             1,199        (45)      1,754

Cash And Cash Equivalents,
Beginning Of Year                              555      1,487           -
                                            ------------------------------

Cash And Cash Equivalents,
End Of Year                                 $1,754   $  1,442   $   1,754
==========================================================================



                               SURFORAMA.COM, INC.
                          (A Development Stage Company)

           CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)

                                FEBRUARY 28, 2003
                                   (Unaudited)
                            (Stated in U.S. Dollars)







                                                COMMON STOCK
                                 ---------------------------------


                                                        ADDITIONAL             CUMULATIVE
                                                        PAID-IN                TRANSLATION
                                    SHARES     AMOUNT   CAPITAL    DEFICIT     ADJUSTMENT     TOTAL
                                 ---------------------------------------------------------------------


November - Shares issued for
 stock based consulting fees       4,386,806   $ 4,387  $ 16,603  $       -   $         -   $  20,990
November - Shares issued for
 software development costs       12,853,194    12,853    48,647          -             -      61,500
November - Exchange of
 shares to acquire subsidiary
  Surforama.com Portal
   Services Inc.                 (17,240,000)        -         -          -             -           -
  Surforama.com, Inc.             17,240,000         -         -          -             -           -
Net asset deficiency of legal
parent at date of reverse take-
over transaction                           -         -         -       (407)            -        (407)
November - Shares issued for
cash at $0.001                     2,500,000     2,500    14,500          -             -      17,000
November - Shares issued for
cash at $1.00                         12,250        12    12,238          -             -      12,250
Translation adjustment                     -         -         -          -            85          85
Net loss for the period                    -         -         -    (23,934)            -     (23,934)
                                 ---------------------------------------------------------------------

Balance, November 30, 1999        19,752,250    19,752    91,988    (24,341)           85      87,484

June - Shares issued for
 cash at $1.00                        76,649        77    76,572          -             -      76,649
Translation adjustment                     -         -         -          -        (2,868)     (2,868)
Net income for the year                    -         -         -      1,757             -       1,757
                                 ---------------------------------------------------------------------

Balance, November 30, 2000        19,828,899    19,829   168,560    (22,584)       (2,783)    163,022

Translation adjustment                     -         -         -          -           403         403
Net loss for the year                      -         -         -    (82,890)            -     (82,890)
                                 ---------------------------------------------------------------------

Balance, November 30, 2001        19,828,899    19,829   168,560   (105,474)       (2,380)     80,535

Translation adjustment                     -         -         -          -          (128)       (128)
Net loss for the year                      -         -         -   (216,523)            -    (216,523)
                                 ---------------------------------------------------------------------

Balance, November 30, 2002        19,828,899    19,829   168,560   (321,997)       (2,508)   (136,116)

Translation adjustment                     -         -         -          -          (698)       (698)
Net loss for the period                    -         -         -        494             -         494
                                 ---------------------------------------------------------------------

Balance, February 28, 2003        19,828,899   $19,829  $168,560  $(321,503)  $    (3,206)  $(136,320)
                                 =====================================================================




                               SURFORAMA.COM, INC.
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                FEBRUARY 28, 2003
                                   (Unaudited)
                            (Stated in U.S. Dollars)



1.     BASIS  OF  PRESENTATION

The unaudited consolidated financial statements as of February 28, 2003 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these consolidated financial statements be read in conjunction with the November 30, 2002 audited consolidated financial statements and notes thereto.


2.     NATURE  OF  OPERATIONS

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

                               SURFORAMA.COM, INC.
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                FEBRUARY 28, 2003
                                   (Unaudited)
                            (Stated in U.S. Dollars)



2.     NATURE  OF  OPERATIONS  (Continued)

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


3.     SIGNIFICANT  ACCOUNTING  POLICIES



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

                               SURFORAMA.COM, INC.
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                FEBRUARY 28, 2003
                                   (Unaudited)
                            (Stated in U.S. Dollars)



3.     SIGNIFICANT  ACCOUNTING  POLICIES  (Continued)

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

                               SURFORAMA.COM, INC.
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                FEBRUARY 28, 2003
                                   (Unaudited)
                            (Stated in U.S. Dollars)



3.     SIGNIFICANT  ACCOUNTING  POLICIES  (Continued)

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

                               SURFORAMA.COM, INC.
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                FEBRUARY 28, 2003
                                   (Unaudited)
                            (Stated in U.S. Dollars)



4.     INVESTMENT  IN  AND  ADVANCES  TO  REBATOPIA.COM,  INC.


                             FEBRUARY 28  NOVEMBER 30
                                 2003       2002
                             ----------------------------
Investment in and advances to
Rebatopia.com, Inc.              $   -  $ 134,301
Accrued interest                     -     16,691
                                 -----------------
                                     -    150,992
Write off of investment in and
advances to Rebatopia.com, Inc.      -   (150,992)
                                 -----------------
                                 $   -  $       -
                                 =================



Summary  financial  information  for  Rebatopia.com,  Inc.  is  as  follows:


                                  FEBRUARY 28  NOVEMBER 30
                                     2003        2002
                                  ------------------------
Sales                                $   -  $   374
                                     ===============

Net loss from continuing operations  $   -  $14,580
                                     ===============

Net loss for the period              $   -  $14,580
                                     ===============





5.     LOANS  PAYABLE

The loans payable are repayment in blended monthly instalments of principal and interest totalling $1,181 until June 2004. The loans are secured by computer equipment and the guarantees of two directors and shareholders.


6.     ADVANCES  DUE  TO  SHAREHOLDER

Amounts due to a shareholder and officer of the Company are interest free, unsecured and repayable on demand.

                               SURFORAMA.COM, INC.
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                FEBRUARY 28, 2003
                                   (Unaudited)
                            (Stated in U.S. Dollars)



7.     RELATED  PARTY  TRANSACTIONS

     During the period, the Company entered into transactions (recorded at exchange values) with related parties as follows:

Management fees paid to certain directors for services rendered to the Company totalled $Nil (2002 - $2,400).

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

During the fiscal quarter ended February 28, 2003, we continued our attempt to raise the necessary funds to conduct our business plan. To date, we have been unsuccessful in securing the require financing. Consequently, unless we secure funding, of which there is no guarantee, we will be forced to either revise our business plan or acquire an interest in a different business opportunity. This may result in the abandonment of our current plan of operations.

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

In building our internal administrative and managerial organization, we will continue to minimize the hiring of full-time employees. Without sufficient revenues, we will continue limiting our employees to our Chief Executive and Financial Officers.

In the event we are not successful in reaching our revenue targets, additional funds would be required and we would then not be able to proceed with our business plan for the development and marketing of the our core products and services. Should this occur, we would likely seek additional financing to support the continued operation of our business.

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

On August 14, 2002, our two largest shareholders, agreed to sell all of their interest in our company to David Parker an investor and businessman from Ft. Worth, Texas contingent upon the parties due diligence and completion of several conditions prior to the sale. The agreement calls for the purchase by Mr. Parker of all of the 11,820,000 shares held by Edward Yau and Mike Hanson, two of our directors and officers. These shares represent over 59% of our issued and outstanding common stock and thus this agreement would result in the transfer of control over the company, if completed. The purchase price for the shares is $118,200. The agreement has been extended and remains contingent on the parties due diligence and completion of several conditions prior to sale.

The parties anticipate that if the transaction and transfer of stock is completed, Mr. Parker will be appointed to the board and Mr. Hanson, Mr. Yau, and Mr. Yanke will resign as officers and directors of the company.

The negotiations between Edward Yau, Mike Hanson, and David Parker are ongoing and management anticipates that this share transfer will occur shortly. However, there can be no assurances that the deal will be completed given that the deal has not yet closed.


RESULTS  OF  OPERATIONS

We did not earn any revenues for the three month period ended in February 28, 2003 or for the three month period of the prior fiscal year. Our net loss from operations for the three month period ended February 28, 2003 was $494, compared to a net loss from operations of $10,034 in the three month period ended February 28, 2002. We have incurred a net loss from operations in the amount of $228,194 from the date of inception to February 28, 2003.

We incurred expenses in the amount of $494 for the three month period ended February 28, 2003. These expenses included: (a) $61 in amortization, (b) $1,099 in professional fees, and (c) a recovery of $1,654 for office and sundry expenses. Expenses for the same three month period of the prior year were $10,034. We have incurred expenses in the amount of $346,822 from the date of inception to February 28, 2003.

LIQUIDITY  AND  CAPITAL  RESOURCES

We maintained a cash balance of $1,754 and had assets in the amount of $2,504 as of February 28, 2003. Our liabilities as of February 28, 2003 were $138,824. These liabilities included: (a) $14,464 in accounts payable and accrued liabilities, (b) $115,210 for advances due to shareholder, (c) $7,070 for the current portion of loans payable, and (d) $2,080 for notes payable. As of February 28, 2003, we had a working capital deficit of $136,320, compared to a working capital deficit of $136,116 on November 30, 2002.

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

ITEM  3     CONTROLS  AND  PROCEDURES

As required by Rule 13a-15 under the Exchange Act, the Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures within the 90 days prior to the filing date of this report. This evaluation was carried out under the supervision and with the participation of the Company's management, including Mr. Edward Yau, the Company's Chief Executive Officer, and Mr. Mike Hanson, the Company's Chief Financial Officer. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective. There have been no significant changes in the Company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

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

NONE

ITEM  3     DEFAULT  UPON  SENIOR  SECURITIES

NONE

ITEM  4     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

NONE

ITEM  5     OTHER  INFORMATION

NONE

ITEM  6     EXHIBITS  AND  REPORTS  ON  FORM  8-K.



--------------------------------------------------------------------------------
EXHIBIT    ---------------------------------------------------------------------
NUMBER     DESCRIPTION OF EXHIBIT
------     ---------------------------------------------------------------------
99.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
          Section  906  of  the  Sarbanes-Oxley  Act  of  2002(1)
--------------------------------------------------------------------------------
(1)     Filed  as  an  Exhibit  to  this  Quarterly  Report  on  Form  10-QSB
--------------------------------------------------------------------------------



REPORTS  ON  FORM  8-K

We did not file any Current Reports on Form 8-K for the fiscal quarter ended February 28, 2003.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              Surforama.com,  Inc.


                              /s/ Edward  Yau
                              ------------------------------
                              Edward  Yau
                              President,  Chief  Executive  Officer


Date:  April  21,  2003

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



Date:   April  21  , 2003          /s/ Edward  Yau
                                   ___________________________________
                                   Edward  Yau,  Chief  Executive  Officer



                                   /s/ Mike  Hanson
                                   ___________________________________
                                   Mike  Hanson,  Chief  Financial  Officer