Form 10QSB
period 2003-05-31
SURFORAMA COM INC
filed 2003-07-21
CIK 1100592

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]   Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

    For the quarterly period ended May 31, 2003

[ ]   Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

    For the transition period from         to

Commission File Number: 000-33165

Surforama.com, Inc.
(Exact name of Small Business Issuer as specified in its charter)

Nevada                                98-0233878
(State or other jurisdiction of                                                                                                                                    (IRS Employer
incorporation )                                                                                                                                                                              Identification No.)

18662 Mac Arthur Blvd., Suite #200-15
Irvine, CA                                                                                           92612
(Address of principal executive offices                            (Zip Code)

Issuer’s telephone number, including area code (949) 440-3248

Indicate by a check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [X] Yes [ ] No

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 19,828,899 shares of Common Stock as of May 31, 2003 .

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

PART I – FINANCIAL INFORMATION

ITEM 1    FINANCIAL STATEMENTS

BASIS OF PRESENTATION

General

The accompanying un-audited financial statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders’ equity (deficiency) in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the six months ended May 31, 2003 are not necessarily indicative of the results that can be expected for the year ending November 30, 2003.

2

SURFORAMA.COM, INC.
(A Development Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2003
(Unaudited)
(Stated in U.S. Dollars)

SURFORAMA.COM, INC.
(A Development Stage Company)

CONSOLIDATED BALANCE SHEET
(Unaudited)
(Stated in U.S. Dollars)

	MAY 31	NOVEMBER 30
	2003	2002

ASSETS
Current
Cash and cash equivalents	$-	$555

Capital Assets , net of accumulated amortization of $1,267 (November 30, 2002 - $797)	689	811
Intangible Asset (Note 4)	3,584,115	-

	$3,584,804	$1,366

LIABILITIES
Current
Accounts payable and accrued liabilities	$335,787	$13,566
Advances due to shareholder (Note 6)	140,193	113,927
Loans payable, current portion	239,331	6,079
	715,311	133,572
Loans Payable (Note 5)	3,347,284	3,910
	4,062,595	137,482

STOCKHOLDERS’ DEFICIENCY

Capital Stock
Authorized:
70,000,000 common shares, par value $0.001 per share
5,000,000 preferred shares, par value $0.001 per share

Issued and outstanding:
19,828,899 common shares at May 31, 2003 and November 30, 2002	19,829	19,829

Additional paid in capital	168,560	168,560

Deficit Accumulated During The Development Stage	(661,696)	(321,997)

Cumulative Translation Adjustment	(4,484)	(2,508)
	(477,791)	(136,116)

	$3,584,804	$1,366

Nature Of Operations (Note 1)

SURFORAMA.COM, INC.
(A Development Stage Company)

CONSOLIDATED STATEMENT OF OPERATIONS AND DEFICIT
(Unaudited)
(Stated in U.S. Dollars)

					PERIOD FROM
					DATE OF
					ORGANIZATION
					October 22,
	THREE MONTHS ENDED		SIX MONTHS ENDED		1999 TO
	MAY 31		MAY 31		MAY 31
	2003	2002	2003	2002	2003

Revenue
Advertising	$-	$-	$-	$-	$9,949
Consulting services	-	-	-	-	53,400
Consulting fees from related party	-	-	-	-	55,279

-		-	-	-	118,628

Expenses
Amortization	61	5,211	122	10,424	62,767
Bad debts	-	-	-	-	11,800
Stock based consulting fees	-	-	-	-	20,990
Consulting services	285,153	-	285,153	2,400	397,970
Office and sundry (recovered)	15,966	1,656	14,312	3,210	35,146
Professional fees	20,402	12,937	21,501	13,804	114,296
Transfer agent	-	-	-	-	1,636
Travel and business development	16,632	-	16,632	-	19,156
Website development and maintenance	238	-	238	-	21,513

	338,452	19,804	337,958	29,838	685,274

Income (Loss) From Operations	(338,452)	(19,804)	(337,958)	(29,838)	(566,646)
Interest Income (expense)	(1,741)	2,806	(1,741)	5,572	28,094
Gain On The Disposal Of A Partial Interest In Rebatopia.com, Inc. Related To A Terminated Sale Agreement	-	-	-	-	99,972
Equity In Loss Of Rebatopia.com, Inc.	-	(42)	-	(9,237)	(71,717)
Write Off Of Investment In And Advances To Rebatopia.com, Inc.	-	-	-	-	(150,992)

Loss For The Period	(340,193)	(17,040)	(339,699)	(33,503)	$(661,289)

Deficit Accumulated During The Development Stage, Beginning Of Period	(321,503)	(121,937)	(321,997)	(105,474)

Deficit Accumulated During The Development Stage, End Of Period	$(661,696)	$(138,977)	$(661,696)	$(138,977)

SURFORAMA.COM, INC.
(A Development Stage Company)

CONSOLIDATED STATEMENT OF OPERATIONS AND DEFICIT (Continued)
(Unaudited)
(Stated in U.S. Dollars)

					PERIOD FROM
					DATE OF
					ORGANIZATION
					October 22,
	THREE MONTHS ENDED		SIX MONTHS ENDED		1999 TO
	MAY 31		MAY 31		MAY 31
	2003	2002	2003	2002	2003

Loss Per Share	$(0.02)	$(0.01)	$(0.02)	$(0.01)

Weighted Average Number Of Shares Outstanding	19,828,899	19,828,899	19,828,899	19,828,899

SURFORAMA.COM, INC.
(A Development Stage Company)

CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)
(Stated in U.S. Dollars)

					PERIOD FROM
					DATE OF
					ORGANIZATION
					October 22,
	THREE MONTHS ENDED		SIX MONTHS ENDED		1999 TO
	MAY 31		MAY 31		MAY 31
	2003	2002	2003	2002	2003

Cash Flows From Operating Activities
Net (loss) income for the period	$(340,193)	$(17,040)	$(339,699)	$(33,503)	$(661,289)
Items not involving cash:
Amortization	61	5,211	122	10,424	62,767
Shares issued for other than cash	-	-	-	-	20,990
Gain on the disposal of a partial interest in Rebatopia.com, Inc. related to a terminated sale agreement	-	-	-	-	(99,972)
Equity in loss of Rebatopia.com, Inc.	-	42	-	9,237	71,717
Write off of investment in and advances to Rebatopia.com, Inc.	-	-	-	-	150,992

Adjustments To Reconcile Net Income To Net Cash Used By Operating Activities
Accrued interest receivable	-	(2,806)	-	(5,556)	(16,691)
Accounts payable and accrued liabilities	321,323	(9,538)	322,221	(8,815)	335,787
Prepaid expenses	-	(76)	-	(47)	-
Advances due from shareholder	24,983	25,055	26,266	32,442	140,193

	6,174	848	8,910	4,182	4,494

Cash Flows From Financing Activities
Common stock issued	-	-	-	-	105,899
Loan advances, net	(3,577,465)	(365)	(3,576,626)	(1,475)	3,586,615
	(3,577,465)	(365)	(3,576,626)	(1,475)	3,692,514

Cash Flows From Investing Activities
Acquisition of computer equipment	-	-	-	-	(1,956)
Acquisition of intangible assets	(3,584,115)		(3,584,115)		(3,584,115)
Investment in Rebatopia.com, Inc.	-	-	-	-	(1,500)
Proceeds on disposal of interest in Rebatopia.com, Inc.	-	-	-	-	100,000
Advanced to Rebatopia.com, Inc.	-	-	-	(2,500)	(204,546)
Net asset deficiency of legal parent at date of reverse take-over transaction	-	-	-	-	(407)
	(3,584,115)	-	(3,584,115)	(2,500)	(3,692,524)

Effect Of Exchange Rate Changes On Cash	(1,278)	(652)	(1,976)	(421)	(4,484)

Net Change In Cash And Cash Equivalents	(1,754)	(169)	(555)	(214)	-
Cash And Cash Equivalents, Beginning Of Period	1,754	1,442	555	1,487	-

Cash And Cash Equivalents, End Of Period	$-	$1,273	$-	$1,273	$-

SURFORAMA.COM, INC.
(A Development Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIENCY)

MAY 31, 2003
(Unaudited)
(Stated in U.S. Dollars)

	COMMON STOCK

			ADDITIONAL		CUMULATIVE
			PAID-IN		TRANSLATION
	SHARES	AMOUNT	CAPITAL	DEFICIT	ADJUSTMENT	TOTAL

November - Shares issued for stock based consulting fees	4,386,806	$4,387	$16,603	$-	$-	$20,990
November - Shares issued for software development costs	12,853,194	12,853	48,647	-	-	61,500
November - Exchange of shares to acquire subsidiary
Surforama.com Portal Services Inc.	(17,240,000)	-	-	-	-	-
Surforama.com, Inc.	17,240,000	-	-	-	-	-
Net asset deficiency of legal parent at date of reverse take-over transaction	-	-	-	(407)	-	(407)
November - Shares issued for cash at $0.001	2,500,000	2,500	14,500	-	-	17,000
November - Shares issued for cash at $1.00	12,250	12	12,238	-	-	12,250
Translation adjustment	-	-	-	-	85	85
Net loss for the period	-	-	-	(23,934)	-	(23,934)

Balance, November 30, 1999	19,752,250	19,752	91,988	(24,341)	85	87,484

June - Shares issued for cash at $1.00	76,649	77	76,572	-	-	76,649
Translation adjustment	-	-	-	-	(2,868)	(2,868)
Net income for the year	-	-	-	1,757	-	1,757

Balance, November 30, 2000	19,828,899	19,829	168,560	(22,584)	(2,783)	163,022

Translation adjustment	-	-	-	-	403	403
Net loss for the year	-	-	-	(82,890)	-	(82,890)

Balance, November 30, 2001	19,828,899	19,829	168,560	(105,474)	(2,380)	80,535

Translation adjustment	-	-	-	-	(128)	(128)
Net loss for the year	-	-	-	(216,523)	-	(216,523)

Balance, November 30, 2002	19,828,899	19,829	168,560	(321,997)	(2,508)	(136,116)

Translation adjustment	-	-	-	-	(1,976)	(1,976)
Net loss for the period	-	-	-	(339,699)	-	(339,699)

Balance, May 31, 2003	19,828,899	$19,829	$168,560	$(661,696)	$(4,484)	$(477,791)

SURFORAMA.COM, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2003
(Unaudited)
(Stated in U.S. Dollars)

1.   BASIS OF PRESENTATION

The unaudited consolidated financial statements as of May 31, 2003 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these consolidated financial statements be read in conjunction with the November 30, 2002 audited consolidated financial statements and notes thereto.

2.   NATURE OF OPERATIONS

       a)       Organization

           The Company was incorporated in the State of Nevada, U.S.A. on October 22, 1999. The Company’s wholly owned subsidiary, Surforama.com Portal Services Inc., was incorporated under the Canada Business Corporations Act on August 10, 1999.

  b)      Development Stage Activities

Surforama.com, Inc. is in the development stage; therefore recovery of its assets is dependent upon future events, the outcome of which is indeterminable. In addition, successful completion of Surforama.com, Inc.’s development program and its transition, ultimately to the attainment of profitable operations is dependent upon obtaining adequate financing to fulfil its development activities and achieve a level of sales adequate to support its cost structure.

SURFORAMA.COM, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2003
(Unaudited)
(Stated in U.S. Dollars)

2.    NATURE OF OPERATIONS (Continued)

c)  Going Concern

Since inception, the Company has suffered recurring losses and net cash outflows from operations. The Company expects to continue to incur substantial losses to complete the development of its business. Since its inception, the Company has funded operations through common stock issuances and related party loans in order to meet its strategic objectives. Management believes that sufficient funding will be available to meet its business objectives, including anticipated cash needs for working capital, and is currently evaluating several financing options. However, there can be no assurance that the Company will be able to obtain sufficient funds to continue the development of and, if successful, to commence the sale of its products under development. As a result of the foregoing, there exists substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

3.    SIGNIFICANT ACCOUNTING POLICIES

The consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States. Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of consolidated financial statements for a period necessarily involves the use of estimates which have been made using careful judgement.

The consolidated financial statements have, in management’s opinion, been properly prepared within reasonable limits of materiality, and within the framework of the significant accounting policies summarized below:

a)    Consolidation

These consolidated financial statements include the accounts of the Company and its wholly owned Canadian subsidiary, Surforama.com Portal Services Inc.

SURFORAMA.COM, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2003
(Unaudited)
(Stated in U.S. Dollars)

3.    SIGNIFICANT ACCOUNTING POLICIES (Continued)

b)  Amortization

Capital assets are amortized over their economically useful lives at the following rate:

Computer equipment – 30% declining balance

In the year of acquisition of an asset, amortization is provided at one half of the above rate.

c)  Development Stage Company

The Company is a developed stage company as defined in the Statements of Financial Accounting Standards No. 7. The Company is devoting substantially all of its present efforts to establish a new business and none of its planned principal operations have commenced. All losses accumulated since inception have been considered as part of the Company’s development stage activities.

d)  Software Development Costs

Software development costs represent capitalized costs of design, configuration, coding, installation and testing of the Company’s web-site up to its initial implementation. Upon implementation, the asset will be amortized to expense over its estimated useful life of three years using the straight-line method. Ongoing web-site post-implementation costs of operation, including training and application maintenance, will be charged to expense as incurred.

e)  Revenue Recognition

The Company recognizes revenue from advertising fees and commitment fees on a net basis.

f)  Income Taxes

The Company has adopted Statement of Financial Accounting Standards No. 109 – “Accounting For Income Taxes” (SFAS 109). This standard requires the use of an asset and liability approach for financial accounting and reporting on income taxes. If it is more likely than not that some portion, or all if a deferred tax asset, will not be realized, a valuation allowance is recognized.

SURFORAMA.COM, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2003
(Unaudited)
(Stated in U.S. Dollars)

3.    SIGNIFICANT ACCOUNTING POLICIES (Continued)

  g)      Foreign Currency Translation

           The operations of the Company’s subsidiary, Surforama.com Portal Services Inc., are located in Vancouver, Canada and its functional currency is the Canadian dollar. The consolidated financial statements have been translated using the current method whereby the assets and liabilities are translated at the year end exchange rate, capital accounts at the historical exchange rate, and revenues and expenses at the average exchange rate for the period. Adjustments arising from the translation of the Company’s consolidated financial statements are included as a separate component of shareholders’ equity.

h)        Financial Instruments

            The Company’s financial instruments consist of cash, notes payable and accounts payable.

Unless otherwise noted, it is management’s opinion that this Company is not exposed to significant interest or credit risks arising from these financial instruments. The fair value of these financial instruments approximate their carrying values, unless otherwise noted.

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

SURFORAMA.COM, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2003
(Unaudited)
(Stated in U.S. Dollars)

4.  INTANGIBLE ASSET

By our assignment agreement dated May 27, 2003 the Company has acquired the exclusive license rights to exploit the RTIN business model in California, Oregon, Washington and Alaska.

5.  LOANS PAYABLE

	MAY 31	NOVEMBER 30
	2003	2002

Repayable $10,061 per month subsidiary interest at 5% per annum with payments commencing January 15, 2004	$370,000	$-

Repayable by December 31, 2003 with interest at 5% per annum	25,000	-

Repayable by December 31, 2003 with interest at 5% per annum	15,000	-

Repayable $25,000 per month commencing June 1, 2003 with the unpaid balance and interest accrued at 5% per annum due December 1, 2004	3,176,615	-

Repayable $1,811 per month including interest	-	9,989

	3,586,615	9,989

Deduct current portion	239,331	6,079

	3,347,284	3,910

6.  ADVANCES DUE TO SHAREHOLDER

Amounts due to a shareholder and officer of the Company are interest free, unsecured and repayable on demand.

7.  SUBSEQUENT EVENT

Subsequent to May 31, 2003 the Company issued 100,000 series A Convertible Preferred shares in exchange for the licensor  cancelling $2,000,000 of the Company’s obligation under the License Agreement. The shares are convertible into $2,000,000 of common shares.

ITEM 2        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
        RESULTS OF OPERATIONS

Overview

We were organized as a Nevada corporation on October 22, 1999 for the purpose of establishing and developing business through the surforama.com website. We historically have been in the business of selling private label web sites, products, services, and advertising. After seeking to secure financing and expand our business, we recently were assigned a license issued by RTIN Holdings, Inc. ("RTIN") for a wireless, electronic prescription-writing/transmitting device called the Rx Unit.™ The license for this technology was assigned to us on May 27, 2003 by RxSystems, Inc. This technology eliminates the need for handwritten prescriptions and incorporates patent-pending software with numerous applications for managing patient records and enhancing medical office productivity.

Change in Management

On April 25, 2003, Mr. David Parker purchased 11,820,000 shares of common stock from Mr. Yau, formerly our President, Chief Executive Officer and a member of our board of directors, and Mr. Hanson, formerly our Vice President, Chief Operating Officer and member of our board of directors. As a result of this purchase, Mr. Parker acquired 59.6% of our common stock issued and outstanding. As a condition to the closing under the Purchase Agreement, our board of directors appointed David Parker our Chief Executive Officer, President and a member of the board. All of our current board members and officers, Edward Yau, Mike Hanson and Greg Yanke, then tendered their respective resignations. Following these resignations, Mr. Parker became the sole officer and director of the Company.

Subsequent to the reported period, on July 7, 2003, Mr. Parker resigned as President and the board appointed A.J. LaSota to serve as our President and as a member of our board of directors. Mr. Parker still remains a member of our board of directors and our Chief Executive Officer. Our board has also appointed Ron Folse to serve as Executive Vice-President and Adam King to serve as Vice President of Finance.

Assignment of RTIN Holdings, Inc. License

By way of an assignment from RxSystems, Inc. on May 27, 2003, we are the holder of a License issued by RTIN. Our Chief Executive Officer, David Parker, founded RxSystems, Inc. and currently is its Chief Executive Officer. In exchange for the License, we agreed to the following:

1.   Indemnify RxSystems, Inc. for any claims with respect to the License agreement in any amount now or in the future;

2.   Pay to RTIN $3,176,615 in monthly payments in the amount of $25,000.00 through December 1, 2004, with the remaining principal and accrued interest due in one final payment on December 31, 2004.

3.  Reimburse Mr. Parker $370,000 for personal monies spent to secure the License.

Subsequent to the reported period, on June 30, 2003, we entered into an agreement with RTIN amending the License. We issued to RTIN, 100,000 shares of Series A Convertible Preferred Stock (the “Shares") in exchange for RTIN cancelling $2,000,000 of our obligation under the License Agreement. We then issued a Promissory Note to RTIN. These Shares are convertible into $2,000,000 of our common shares at a conversion price based on the average daily closing price of our common stock for the 21 trading days in the month of September 2003, but in no circumstance less than $0.30 per share. These Shares provide no liquidation or dividend preference, and no voting rights unless and until converted into common stock.

As a result of the issuance of these Shares and as of June 30, 2003, our obligation to RTIN under the License was $1,160,879.99. We are obligated to make monthly payments of $25,000.00 per month through December 1, 2004, with the remaining principal and any accrued interest due in one final payment on December 31, 2004.

Subsequent to the reported period, we also entered into an agreement with Mr. Parker setting the terms for reimbursement of the $370,000 in personal monies he advanced to secure the License. In accordance with this agreement, Mr Parker will be paid $10,061.45 (based on a five percent (5%) interest rate) due on the 15th day of each month commencing January 15, 2004 and ending on May 15, 2007.

Summary of License

The License grants the exclusive right to exploit a pharmaceutical management system, including patent-pending software and proprietary operating methodologies, in select population centers throughout California, Oregon, Washington and Alaska. This system combines an automated prescription-writing technology for physicians with high-tech pharmacy operations to service the needs of the physician members’ patients.

The pharmaceutical management system utilizes a wireless, electronic prescription-writing/transmitting device called the Rx Unit™ that is being supplied to us by Safe Med Systems. The device eliminates the need for handwritten prescriptions and incorporates patent-pending software with numerous applications for managing patient records and enhancing medical office productivity.

The Rx Unit™ consists of Compaq’s lightweight, handheld PC, iPAQ, which weighs only 6.4 ounces. SafeMed System’s ™ proprietary software, ZIP SCRIPT 2001©, is preloaded onto the Rx Unit™, and it is also customized with each doctor’s “preferred medications and dosages” available as a dropdown menu. With a few taps on the screen, physicians are able to securely access their patient profiles, select medications, dosages and frequency, and then instantly transmit the prescription to the local SAFESCRIPT PHARMACY ™ .

Each SAFESCRIPT PHARMACY™ is expected to be located close to its member physicians’ offices, and designed specifically to provide fast prescription delivery services. The SAFESCRIPT PHARMACY ™ business model uses centralized operations and automated prescription-dispensing technology that avoids the expense associated with a traditional pharmacy. By targeting physicians who specialize in chronic pain, we will be able to (1) stream line inventory costs and (2) ensure that needed medications are always in stock. Inventory control is further facilitated by knowing in advance which medications our doctor members prescribe. In addition, we will also know which of those medications are most frequently prescribed.

The pharmacies, which will operate under the SAFESCRIPT PHARMACY name, maximize efficiency by: (a) maintaining an inventory of medications tailored to suit participating physicians’ needs, (b) processing prescriptions using automated dispensing equipment, and (c) offering delivery of medications to patients via mail or courier. Monthly activity reports are also supplied to the member physicians, which enables them to keep efficient patient records, and allows them to verify that their patients are actually picking up what the doctor ordered.

Creation of Safescript Pharmacies L.L.C.

On May 28, 2003, we formed, in conjunction with TPG, L.L.C. (TPG), Safescript Pharmacies of California, L.L.C. The sole object and purpose of this limited liability company is to establish, acquire, own, hold, and operate fifty (50) pharmacies located in territories set forth in the License we hold from RTIN. Pursuant to the operating agreement of this LLC, we own 51% and TPG owns 49% of Safescript Pharmacies. In exchange for its ownership interest in Safescript Pharmacies, TPG agreed to finance fifty (50) pharmacies in the amount of $230,000 per pharmacy location established. On June 30, 2003, TPG advanced $460,000.00 for the establishment of the first two pharmacies.

Plan of Operations

During the fiscal quarter ended May 31, 2003, we expanded our business and were assigned a License issued by RTIN for a wireless, electronic prescription-writing/transmitting device that eliminates the need for handwritten prescriptions. Our current plan of operations has thus shifted from the Web-based services / dot.com sector to focus on the opportunity represented by the License Agreement recently acquired from RTIN Holdings, Inc.

Our plan of operations for the next twelve months is to open pharmacies enabling us to exploit the License in select population centers throughout California, Oregon, Washington and Alaska. Management estimates that each individual pharmacy will cost $230,000 to open and operate. Pursuant to the agreement with TPG to create Safescript Pharmacies of California, L.L.C., we have been able to secure $460,000 to open and finance the operations of the first two pharmacies.

Our initial focus will be in Southern California in and around the greater Los Angeles area. The first business location is in Orange County, CA. in the city of Santa Anna, CA. which is scheduled to open at the end of August. This location will be the first of what management hopes to be fifty (50) stores we will open on a joint venture basis with TPG.

We are also currently in the process of attempting to raise $900,000 in the form of a private placement in order to cover our general and administrative corporate overhead. This private placement is expected to close July 31, 2003, but may be extended if not fully subscribed by that time. The TPG financing agreement in conjunction with the private placement offering will provide us ample capital to execute the first phase of our business plan. There can be no assurance, however, that we will be able to sell all the stock being offered in the private placement and thus receive all of the financing we are seeking.

Present plans for the next two quarters call for the opening of three locations by the end of our fiscal year, November 30, 2003. A fourth store is scheduled to open by January 2004 which would complete the first phase of our plan of operations. The second phase of our business plan calls for raising additional capital in our second quarter beginning in March 2004 to expand our corporate infrastructure in order to be able to open locations more rapidly as well as have sufficient capital to open 100% corporately owned stores in conjunction with the TPG joint venture stores we anticipate will be open by that time. The second phase will require successful implementation of our first phase in order to be able to successfully attract the phase two financing and there can thus be no assurance that such financing will be available as and when needed.

Cash flow from operations should begin within one month of the first store opening, as each store generates cash flow in the initial month of operation. Each store is projected to be cash flow positive after nine months of operation.

All key management personnel for the positions of President, Executive Vice President, VP Finance-Controller, Director of Pharmacy Operations, and all requisite Sales/Marketing professionals have been hired subsequent to the reported period.

Management does not anticipate incurring any research and development expenses over the next twelve months.

Management anticipates that additional funds will be required in the future to implement our business plans. Management intends to raise these additional funds through the private sale of securities to targeted investors; however, no assurance can be given that management will be able to identify and sell any such securities to investors in amounts necessary to support planned operations and growth.

We anticipate that depending on market conditions and our plan of operations, we could incur operating losses in the foreseeable future. We base this expectation, in part, on the fact that we are still in the development stage and as such are uncertain as to the amount of revenue that will be generated when we begin operations and also when such operations will begin. Our future financial results are also uncertain due to a number of factors, some of which are outside our control. These factors include, but are not limited to:

•       Our ability to develop successful operations and service with the features and functionality sought by our member doctors;

•    Our dependence upon RTIN to provide technological support for our pharmaceutical management system in order to avoid any interruption in our ability to service our customers;

•   Compliance with governmental regulations; and

•   The introduction and availability of competing products by competitors.

Results of Operations

We did not earn any revenues for the three month period ended in May 31, 2003 or for the three month period of the prior fiscal year. Our net loss from operations for the three month period ended May 31, 2003 was $338,452, compared to a net loss from operations of $19,804 that was incurred in the three month period ended May 31, 2002. The increase in this net loss was largely attributable to expenses incurred for consulting fees which included fees related to the acquisition and development of the new business plan and operations. We have incurred a net loss from operations in the amount of $566,646 from the date of inception to May 31, 2003.

Liquidity and Capital Resources

We maintained a cash balance of $0 and had assets in the amount of $3,584,804 as of May 31, 2003. The assets as reported consisted almost exclusively of the intangible value determined at cost of the License from RTIN. Our liabilities as of May 31, 2003 were $4,062,595. These liabilities largely consisted of our liability to RTIN and David Parker, our CEO, for the License. As of May 31, 2003, we had a working capital deficit of $715,311, compared to a working capital deficit of $109,733 for the same three month period in the prior year.  The increase in the working capital deficit can be attributed largely to an increase in loans and accounts payable.

In addition to the agreement with TPG, subsequent to the reported period, the board of directors has approved a private placement of 3,600,000 million units at $0.25 per unit for total proceeds of $900,000. Each unit will consist of one share of common stock. As at July 18, 2003, we had received $75,000 in share subscriptions on this private placement.

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

ITEM 3     CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Exchange Act, the Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures within the 90 days prior to the filing date of this report. This evaluation was carried out under the supervision and with the participation of the Company's management, including Mr. David Parker, the Company's

Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective. There have been no significant changes in the Company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

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

None

ITEM 3    DEFAULT UPON SENIOR SECURITIES

None

ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5    OTHER INFORMATION

None

ITEM 6             EXHIBITS AND REPORTS ON FORM 8-K.

Exhibit Number	Description of Exhibit
99.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)
__________________________________________________________________________________________________________________________

    (1)  Filed as an Exhibit to this Quarterly Report on Form 10-QSB
__________________________________________________________________________________________________________________________

REPORTS ON FORM 8-K

On May 28, 2003, we filed a Current Report on Form 8-K announcing the assignment of the RTIN License from RxSystems, Inc.

On July 21, 2003, we filed a Current Report on Form 8-K announcing an amendment to the RTIN License, an agreement with Mr. Parker setting the terms for reimbursement for personal monies he advanced to secure the License, and the creation of Safescript Pharmacies of California, L.L.C.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

             Surforama.com, Inc.

                                                                                                                                    /s/David Parker

                                                -----------------------------
                     David Parker
                                                                          Chief Executive Officer

Date: July 21, 2003

CERTIFICATIONS

The undersigned chief executive officer and chief financial officer certifies that:

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

4.    The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

        a)    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

 b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

 c)  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.    The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other facts that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                                                                                                        /s/David Parker
Date: July 21, 2003                 ___________________________________
David Parker, Chief Executive Officer,
and Chief Financial Officer

