Form 10QSB
period 2003-08-31
ERXSYS INC
filed 2003-10-20
CIK 1100592

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]  Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended August 31, 2003

[ ]   Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

    For the transition period from         to

Commission File Number: 000-33165

eRXSYS, Inc.
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

Surforama.com, Inc.
(Former Name, if changed since last report)

Indicate by a check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [X] Yes [ ] No

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 22,579,899 shares of Common Stock as of August 31, 2003 .

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

1

PART I – FINANCIAL INFORMATION

ITEM 1    FINANCIAL STATEMENTS

BASIS OF PRESENTATION

General

The accompanying un-audited financial statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders’ equity (deficiency) in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the nine months ended August 31, 2003 are not necessarily indicative of the results that can be expected for the year ending November 30, 2003.

2

ERXSYS, INC.
(Formerly Surforama.com, Inc.)
(A Development Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2003
(Unaudited)
(Stated in U.S. Dollars)

F-1

ERXSYS, INC.
(Formerly Surforama.com, Inc.)
(A Development Stage Company)

CONSOLIDATED BALANCE SHEET
(Unaudited)
(Stated in U.S. Dollars)

AUGUST 31	NOVEMBER 30
	2003	2002
ASSETS
Current
Cash and cash equivalents	$258,124	$555
Prepaid expenses	258,565	-

	516,689	555
Investment In And Advances To Rebatopia.com, Inc. (Note 4)	-	-
Capital Assets , net of accumulated amortization of $46,410 (November 30, 2002 - $797)	52,143	811
Intangible Asset (Note 5)	3,539,632	-

	$4,108,464	$1,366

LIABILITIES
Current
Accounts payable and accrued liabilities	$635,239	$13,566
Advances due to shareholder (Note 7)	140,193	113,927
Loans payable, current portion	348,499	6,079
	1,123,931	133,572
Loans Payable (Note 6)	1,157,075	3,910
Minority Interest	223,755	-

	2,504,761	137,482

STOCKHOLDERS’ DEFICIENCY

Capital Stock
Authorized:
70,000,000 common shares, par value $0.001 per share
5,000,000 preferred shares, par value $0.001 per share

Issued and outstanding:
22,579,899 common shares at August 31, 2003 and
19,828,899 common shares at November 30, 2002	22,580	19,829

Series A Preferred Stock 100,000 shares Issued	2,000,000	0

Additional paid in capital	1,174,559	168,560

Deferred Compensation	(202,125)	-
Deficit Accumulated During The Development Stage	(1,386,827)	(321,997)
Cumulative Translation Adjustment	(4,484)	(2,508)
	1,603,703	(136,116)

	$4,108,464	$1,366

Nature Of Operations (Note 1)

F-2

ERXSYS, INC.
(Formerly Surforama.com, Inc.)
(A Development Stage Company)

CONSOLIDATED STATEMENT OF OPERATIONS AND DEFICIT
(Unaudited)
(Stated in U.S. Dollars)

					PERIOD FROM
					DATE OF
					ORGANIZATION
					AUGUST 10
	THREE MONTHS ENDED		NINE MONTHS ENDED		1999 TO
	AUGUST 31		AUGUST 31		AUGUST 31
	2003	2002	2003	2002	2003

Revenue
Advertising	$-	$-	$-	$-	$9,949
Consulting services	-	-	-	-	53,400
Consulting fees from related party	-	-	-	-	55,279

-		-	-	-	118,628

Expenses
Amortization	45,143	5,212	45,265	15,636	107,910
Bad debts	-	-	-	-	11,800
Stock based consulting fees	-	-	-	-	20,990
Consulting services	189,367	-	474,520	2,400	587,337
Office and sundry	19,586	1,694	33,898	4,904	54,732
Salary and benefits	288,968	-	288,968	-	288,968
Telephone	4,461	-	4,461	-	4,461
Rental	7,355	-	7,355	-	7,355
License fees	6,389	-	6,389	-	6,389
Filing fees	6,342	-	6,342	-	6,342
Professional fees	124,618	16,045	146,119	29,849	238,914
Transfer agent	-	-	-	-	1,636
Travel and business development	16,971	-	33,603	-	36,127
Website development and maintenance	-	-	238	-	21,513

	709,200	22,951	1,047,158	52,789	1,394,474

Income (Loss) From Operations	(709,200)	(22,951)	(1,047,158)	(52,789)	(1,275,846)

F-3

ERXSYS, INC.
(Formerly Surforama.com, Inc.)
(A Development Stage Company)

CONSOLIDATED STATEMENT OF OPERATIONS AND DEFICIT (Continued)
(Unaudited)
(Stated in U.S. Dollars)

					PERIOD FROM
					DATE OF
					ORGANIZATION
					AUGUST 10
	THREE MONTHS ENDED		NINE MONTHS ENDED		1999 TO
	AUGUST 31		AUGUST 31		AUGUST 31
	2003	2002	2003	2002	2003

Income (Loss) From Operations	$(709,200)	$(22,951)	$(1,047,158)	$(52,789)	$(1,275,846)

Interest Income (Expense)	(22,176)	2,806	(23,917)	8,378	5,918
Minority Interest In Loss Of Subsidiary	6,245	-	6,245	-	6,245
Gain On The Disposal Of A Partial Interest In Rebatopia.com, Inc. Related To A Terminated Sale Agreement	-	-	-	-	99,972
Equity In Loss Of Rebatopia.com, Inc.	-	(717)	-	(9,954)	(71,717)
Write Off Of Investment In And Advances To Rebatopia.com, Inc.	-	-	-	-	(150,992)

Loss For The Period	(725,131)	(20,862)	(1,064,830)	(54,365)	$(1,386,420)

Deficit Accumulated During The Development Stage, Beginning Of Period	(661,696)	(138,977)	(321,997)	(105,474)

Deficit Accumulated During The Development Stage, End Of Period	$(1,386,827)	$(159,839)	$(1,386,827)	$(159,839)

Loss Per Share	$(0.03)	$(0.01)	$(0.05)	$(0.01)

Weighted Average Number Of Shares Outstanding	21,123,704	19,828,899	20,263,751	19,828,899

F-4

ERXSYS, INC.
(Formerly Surforama.com Inc.)
(A Development Stage Company)

CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)
(Stated in U.S. Dollars)

					PERIOD FROM
					DATE OF
					ORGANIZATION
					AUGUST 10
	THREE MONTHS ENDED		NINE MONTHS ENDED		1999 TO
	AUGUST 31		AUGUST 31		AUGUST 31
	2003	2002	2003	2002	2003

Cash Flows From Operating Activities
Net (loss) income for the period	$(725,131)	$(20,862)	$(1,064,830)	$(54,365)	$(1,386,420)
Items not involving cash:
Amortization	45,143	5,212	45,265	15,636	107,910
Shares issued for other than cash	408,000	-	408,000	-	428,990
Stock based compensation	18,375	-	18,375	-	18,375
Gain on the disposal of a partial interest in Rebatopia.com, Inc. related to a terminated sale agreement	-	-	-	-	(99,972)
Equity in loss of Rebatopia.com, Inc.	-	717	-	9,954	71,717
Write off of investment in and advances to Rebatopia.com, Inc.	-	-	-	-	150,992
Minority interest in loss of subsidiary	(6,245)	-	(6,245)	-	(6,245)

Adjustments To Reconcile Net Income To Net Cash Used By Operating Activities
Accrued interest receivable	-	(2,806)	-	(8,362)	(16,691)
Accounts payable and accrued liabilities	299,452	6,549	621,673	(2,266)	635,239
Prepaid expenses	(258,565)	32	(258,565)	(15)	(258,565)
Advances due from shareholder	-	12,276	26,266	44,718	140,193

	(218,971)	1,118	(210,061)	5,300	(214,477)

Cash Flows From Financing Activities
Minority interest	230,000	-	230,000	-	230,000
Common stock issued	380,250	-	380,250	-	486,149
Loan advances, net	(81,041)	(1,317)	3,495,585	(2,792)	3,505,574

	529,209	(1,317)	4,105,835	(2,792)	4,221,723

F-5

ERXSYS, INC.
(Formerly Surforama.com Inc.)
(A Development Stage Company)

CONSOLIDATED STATEMENT OF CASH FLOWS (Continued)
(Unaudited)
(Stated in U.S. Dollars)

					PERIOD FROM
					DATE OF
					ORGANIZATION
					AUGUST 10
	THREE MONTHS ENDED		NINE MONTHS ENDED		1999 TO
	AUGUST 31		AUGUST 31		AUGUST 31
	2003	2002	2003	2002	2003

Cash Flows From Investing Activities
Acquisition of capital assets	$(51,779)	$-	$(51,779)	$-	$(53,735)
Acquisition of intangible assets	(335)	-	(3,584,450)		(3,584,450)
Investment in Rebatopia.com, Inc.	-	-	-	-	(1,500)
Proceeds on disposal of interest in Rebatopia.com, Inc.	-	-	-	-	100,000
Advanced to Rebatopia.com, Inc.	-	-	-	(2,500)	(204,546)
Net asset deficiency of legal parent at date of reverse take-over transaction	-	-	-	-	(407)

	(52,114)	-	(3,636,229)	(2,500)	(3,744,638)

Effect Of Exchange Rate Changes On Cash	-	222	(1,976)	(199)	(4,484)

Net Change In Cash And Cash Equivalents	258,124	23	257,569	(191)	258,124

Cash And Cash Equivalents, Beginning Of Period	-	1,273	555	1,487	-

Cash And Cash Equivalents, End Of Period	$258,124	$1,296	$258,124	$1,296	$258,124

F-6

ERXSYS, INC.
(Formerly Surforama.com, Inc.)
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2003
(Unaudited)
(Stated in U.S. Dollars)

1.    BASIS OF PRESENTATION

The unaudited consolidated financial statements as of August 31, 2003 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these consolidated financial statements be read in conjunction with the November 30, 2002 audited consolidated financial statements and notes thereto.

2.    NATURE OF OPERATIONS

a)    Organization

The Company was incorporated in the State of Nevada, U.S.A. on October 22, 1999. The Company’s wholly owned subsidiary, Surforama.com Portal Services Inc., was incorporated under the Canada Business Corporations Act on August 10, 1999.

b)    Development Stage Activities

eRXSYS, Inc. is in the development stage; therefore, recovery of its assets is dependent upon future events, the outcome of which is indeterminable. In addition, successful implementation of eRXSYS, Inc.’s development program and its ability to attain profitable operations is dependent upon obtaining adequate financing to fulfil its development activities and achieve a level of sales adequate to support its cost structure.

F-7

ERXSYS, INC.
(Formerly Surforama.com, Inc.)
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2003
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

The consolidated financial statements have, in management’s opinion, been properly prepared within reasonable limits of materiality, and within the framework of the significant accounting policies summarized below:

a)    Consolidation

These consolidated financial statements include the accounts of the Company and its joint venture partner TPG, L.L.C. and related business of Safescript Pharmacies of California of which the Company owns 51%. The Company has the ability to exercise significant influence over the entity, therefore its investment is accounted for using the equity method.

These consolidated financial statements also include the Company’s wholly owned Canadian subsidiary, Surforama.com Portal Services Inc. The Company owns 49.07% of Rebatopia.com, Inc., a company incorporated in Nevada, U.S.A., and has the ability to exercise significant influence over the entity, therefore its investment is accounted for using the equity method.

F-8

ERXSYS, INC.
(Formerly Surforama.com, Inc.)
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2003
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

d)    Income Taxes

The Company has adopted Statement of Financial Accounting Standards No. 109 – "Accounting For Income Taxes" (SFAS 109). This standard requires the use of an asset and liability approach for financial accounting and reporting on income taxes. If it is more likely than not that some portion, or all if a deferred tax asset, will not be realized, a valuation allowance is recognized.

F-9

ERXSYS, INC.
(Formerly Surforama.com, Inc.)
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2003
(Unaudited)
(Stated in U.S. Dollars)

3.    SIGNIFICANT ACCOUNTING POLICIES (Continued)

e)    Foreign Currency Translation

Relevant to the discontinued operations of the Company’s subsidiary, Surforama.com Portal Services Inc., which is located in Vancouver, Canada and its functional currency is the Canadian dollar. The consolidated financial statements have been translated using the current method whereby the assets and liabilities are translated at the year end exchange rate, capital accounts at the historical exchange rate, and revenues and expenses at the average exchange rate for the period. Adjustments arising from the translation of the Company’s consolidated financial statements are included as a separate component of shareholders’ equity.

f)    Financial Instruments

The Company’s financial instruments consist of cash, term deposits and accounts payable.

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

h)    Net Loss Per Share

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

F-10

ERXSYS, INC.
(Formerly Surforama.com, Inc.)
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2003
(Unaudited)
(Stated in U.S. Dollars)

4.    INVESTMENT IN AND ADVANCES TO REBATOPIA.COM, INC.

	AUGUST 31	NOVEMBER 30
	2003	2002

Investment in and advances to Rebatopia.com, Inc.	$-	$134,301
Accrued interest	-	16,691

	-	150,992
Write off of investment in and advances to Rebatopia.com, Inc.	-	(150,992)

	$-	$-

Summary financial information for Rebatopia.com, Inc. is as follows:

	AUGUST 31	NOVEMBER 30
	2003	2002

Sales	$-	$374

Net loss from continuing operations	$-	$14,580

Net loss for the period	$-	$14,580

5.    INTANGIBLE ASSET

By our assignment agreement dated May 27, 2003 the Company has acquired the exclusive license rights to exploit the RTIN business model in California, Oregon, Washington and Alaska.

F-11

ERXSYS, INC.
(Formerly Surforama.com, Inc.)
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2003
(Unaudited)
(Stated in U.S. Dollars)

6.    LOANS PAYABLE

	AUGUST 31	NOVEMBER 30
	2003	2002

Repayable $10,061 per month subsidiary interest at 5% per annum with payments commencing January 15, 2004	$370,000	$-

Repayable by December 31, 2003 with interest at 5% per annum	25,000	-

Repayable by December 31, 2003 with interest at 5% per annum	15,000	-

Repayable $25,000 per month commencing June 1, 2003 with the unpaid balance and interest accrued at 5% per annum due December 1, 2004	1,095,574	-

Repayable $1,811 per month including interest	-	9,989

	1,505,574	9,989
Deduct: Current portion	348,499	6,079

	$1,157,075	$3,910

7.    ADVANCES DUE TO SHAREHOLDER

Amounts due to a shareholder and officer of the Company are interest free, unsecured and repayable on demand.

F-12

ITEM 2    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS

Overview

We were organized as a Nevada corporation on October 22, 1999 for the purpose of establishing and developing business through the Surforama.com website. We historically have been in the business of selling private label web sites, products, services, and advertising. As a result of the lack of success in our previous plan of operation in this industry, we refocused our operations and expanded our business. In order to pursue a more profitable business plan, we recently were assigned a license issued by RTIN Holdings, Inc. ("RTIN") for a wireless, electronic prescription-writing/transmitting device called the Rx Unit TM. The license for this technology was assigned to us on May 27, 2003 by RxSystems, Inc. This technology eliminates the need for handwritten prescriptions and incorporates patent-pending software with numerous applications for managing patient records and enhancing medical office productivity.

Name Change

In order to reflect the assignment of a license for a wireless, electronic prescription-writing/transmitting device called the Rx Unit ?, management considered it in the best interest of the company to change its name to eRXSYS, Inc. The new company name stands for an electronic prescription system. This name change was approved by a majority of the shareholders at the annual meeting held on August 22, 2003.

Amendment to RTIN Holdings, Inc. License

By way of an assignment from RxSystems, Inc. on May 27, 2003, we are the holder of a License issued by RTIN. On June 30, 2003, we entered into an agreement with RTIN amending the License. We issued to RTIN, 100,000 shares of Series A Convertible Preferred Stock (the "Shares") in exchange for RTIN retiring $2,000,000 of our obligation under the License Agreement. The agreement provided that these shares would be convertible into $2,000,000 of our common shares at a conversion price based on the average daily closing price of our common stock for the 21 trading days in the month of September 2003, but in no circumstance less than $0.30 per share. These Shares provided no liquidation or dividend preference, and no voting rights unless and until converted into common stock.

Subsequent to the reporting period on September 25, 2003, we entered into an agreement with RTIN and further amended the License in order to re-establish the terms for conversion of the Series A Convertible Preferred Stock into Common Shares. Pursuant to this agreement with RTIN, we agreed to fix the conversion price at $0.45 per share. As a result, RTIN converted 100,000 shares of Series A Preferred Stock into 4,444,444 shares of Common Stock. We remain obligated to make monthly payments of $25,000.00 per month through December 1, 2004, with the remaining principal and any accrued interest due in one final payment on December 31, 2004.

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

The pharmaceutical management system utilizes a wireless, electronic prescription-writing/transmitting device called the Rx Unit TM that is being supplied to us by Safe Med Systems. The system may also be used with the doctor’s existing laptops or desktop PCs. The device eliminates the need for handwritten prescriptions and incorporates patent-pending software with numerous applications for managing patient records and enhancing medical office productivity.

The Rx Unit TM consists of Compaq’s lightweight, handheld PC, iPAQ or palm pilot. SafeMed System’s ™ proprietary software, ZIP SCRIPT 2001©, is preloaded onto the Rx Unit TM, and it is also customized with each doctor’s "preferred medications and dosages" available as a dropdown menu. With a few taps on the screen, physicians are able to securely access their patient profiles, select medications, dosages and frequency, and then instantly transmit the prescription to our local SAFESCRIPT PHARMACY ™ .

Each SAFESCRIPT PHARMACY TM is expected to be located close to its member physicians’ offices, and designed specifically to provide fast prescription delivery services. The SAFESCRIPT PHARMACY ™ business model uses centralized operations and automated prescription-dispensing technology that avoids the expense associated with a traditional pharmacy. By targeting physicians who specialize in chronic pain, we will be able to (1) stream line inventory costs and (2) ensure that needed medications are always in stock. Inventory control is further facilitated by knowing in advance which medications our doctor members prescribe. In addition, we will also know which of those medications are most frequently prescribed.

Our pharmacies, which will operate under the SAFESCRIPT PHARMACY name, maximize efficiency by: (a) maintaining an inventory of medications tailored to suit participating physicians’ needs, (b) processing prescriptions using automated dispensing equipment, and (c) offering delivery of medications to patients via mail or courier. Monthly activity reports are also supplied to the member physicians, which enables them to keep efficient patient records, and allows them to verify that their patients are actually picking up the prescriptions exactly as prescribed.

Creation of Safescript Pharmacies L.L.C.

On May 28, 2003, we formed, in conjunction with TPG, L.L.C. (TPG), Safescript Pharmacies of California, L.L.C. The sole object and purpose of this limited liability company is to establish, acquire, own, hold, and operate up to fifty (50) pharmacies located in territories set forth in the License we hold from RTIN. Under this agreement, TPG holds the right to fund on a joint venture basis fifty (50) of the first one hundred and one (101) Safecript Pharmacies established by eRXSYS, Inc. Pursuant to the operating agreement of this LLC, we will own 51% and TPG owns 49% of those fifty (50) Safescript Pharmacies established under this agreement. In exchange for its ownership interest in Safescript Pharmacies, TPG agreed to finance up to fifty (50) pharmacies in the amount of $230,000 per pharmacy location established. On June 30, 2003, TPG advanced $230,000.00 for the establishment of the first pharmacy, as well as placing into escrow an additional $230,000 for the establishment of the second pharmacy.

Plan of Operations

During the fiscal quarter ended August 31, 2003, we continued to expand our business in order to focus on utilizing the wireless, electronic prescription-writing/transmitting device that eliminates the need for handwritten prescriptions.

Our plan of operations for the next twelve months is to open pharmacies enabling us to exploit the License in select population centers throughout California, Oregon, Washington and Alaska. Management estimates that each individual pharmacy’s cash need to be $230,000 to open and operate through the initial stages. Pursuant to the agreement with TPG to create Safescript Pharmacies of California, L.L.C., we received $230,000 to open and finance the operations of the first pharmacy.

Our initial focus is in Southern California in and around the greater Los Angeles area. Subsequent to this reporting period, we were granted a license by the California Board of Pharmacy to open our first pharmacy in Orange County, California in the city of Santa Ana. In addition, we also received a permit from the United States Drug Enforcement Administration to dispense Schedule Two drugs. After obtaining the required regulatory permits, we opened the first business location in Orange County, California in the city of Santa Ana on October 13, 2003. This location is the first of what management intends to be up to fifty (50) stores that we will open on a joint venture basis with TPG.

During the fiscal quarter ended August 31, 2003, we continued our efforts to secure financing in the form of a private placement in order to cover our general and administrative corporate overhead. This private placement was expected to close July 31, 2003, but was extended twice by the board of directors and closed on September 17, 2003. The board of directors also increased the amount of the offering to $1,375,000. Upon closing of the private placement, we received $1,330,750 in share subscriptions.

The TPG financing agreement in conjunction with this private placement offering has provided us with ample capital to execute the first phase of our business plan.

Due to delays in obtaining the required permits and regulatory approvals, we have slightly modified our plan of operations for the next two quarters. Our present plan for the next two quarters calls for the opening of two additional locations by December 31, 2003. We have identified a potential location in Riverside, California as our second pharmacy and a location in Seattle, Washington has also been identified as a potential location for our third pharmacy. It is anticipated that these locations will open 60 days after the point in time that a lease is secured on the properties. A fourth store is scheduled to open by January 2004 which would complete the first phase of our plan of operations.

The second phase of our business plan calls for raising additional capital to expand our corporate infrastructure in order to be able to open locations more rapidly. In addition, the additional capital will also allow us to open 100% corporately owned stores in addition to the TPG joint venture stores we anticipate to open by that time. The second phase will require successful implementation of our first phase in order to be able to successfully attract the phase two financing and there can thus be no assurance that such financing will be available as and when needed.

Cash flow from operations should begin within one month of the first store opening, as each store generates cash flow in the initial month of operation. Each store is projected to be cash flow positive after nine months of operation.

All key management personnel for the positions of President, Executive Vice President, VP Finance-Controller, Director of Pharmacy Operations, and all requisite Sales/Marketing professionals have been hired.

Management does not anticipate incurring any research and development expenses over the next twelve months.

Management anticipates that additional funds will be required in the future to implement the second phase of our business plan. Management intends to raise these additional funds through the private sale of securities to targeted investors; however, no assurance can be given that management will be able to identify and sell any such securities to investors in amounts necessary to support planned operations and growth.

We anticipate that depending on market conditions and our plan of operations, we could incur operating losses in the foreseeable future. We base this expectation, in part, on the fact that we are still in the development stage and as such are uncertain as to the amount of revenue that will be generated. Our future financial results are also uncertain due to a number of factors, some of which are outside our control. These factors include, but are not limited to:
  Our ability to develop successful operations and service with the features and functionality sought by our member doctors;
  Our dependence upon RTIN to provide technological support for our pharmaceutical management system in order to avoid any interruption in our ability to service our customers;
  Compliance with governmental regulations; and
  The introduction and availability of competing products by competitors.

Results of Operations

We did not earn any revenues for the three month period ended in August 31, 2003 or for the three month period of the prior fiscal year. Subsequent to this reporting period, we will be earning revenue from the operations of our first pharmacy in Santa Ana, California.

Our net loss from operations for the three month period ended August 31, 2003 was $709,200, compared to a net loss from operations of $22,951 that was incurred in the three month period ended August 31, 2002. Our net loss from operations for the nine month period ended August 31, 2003 was $1,047,158, compared to a net loss from operations of $52,789 for the nine month period ended August 31, 2002. The increase in this net loss was largely attributable to salary expenses, consulting expenses, and other related expenses incurred as a result of the acquisition and development of the new business plan and operations. We have incurred a net loss from operations in the amount of $1,275,846 from the date of inception to August 31, 2003.

Liquidity and Capital Resources

We maintained a cash balance of $258,124 and had assets in the amount of $4,108,464 as of August 31, 2003, compared to a cash balance of $555 and total assets in the amount of $1,366 as of November 30, 2002. The assets as reported consisted almost exclusively of the intangible value determined at cost of the License from RTIN. The significant increase in our cash balance from the fiscal year ended on November 30, 2002 to August 31, 2003 is attributable to the partial financing we received in our private placement during the three month period ended August 31, 2003.

Our liabilities as of August 31, 2003 were $2,504,761, compared to $137,482 on November 30, 2003. These liabilities largely consisted of our liability to RTIN and David Parker, our CEO, for the License. Our liabilities as of May 31, 2003 were $4,062,595. The significant decrease in our total liabilities from May 31, 2003 to August 31, 2003 is attributable to the agreement we made with RTIN on June 30, 2003 to amend the License and issue stock to RTIN in exchange for RTIN retiring $2,000,000 of our obligation under the License Agreement.

As of August 31, 2003, we had a working capital deficit of $607,242, compared to a working capital deficit of $133,017 as of November 30, 2003. The increase in the working capital deficit can be attributed largely to an increase in our loans and accounts payable attributable to the License we were assigned.

In addition to the agreement with TPG, the board of directors approved a private placement of 5,500,000 million units at $0.25 per unit for total proceeds of $1,375,000 in order to secure additional financing. Each unit sold consisted of one share of common stock. Upon closing of this private placement on September 17, 2003, we had received $1,330,750 in share subscriptions for 5,323,000.

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

ITEM 3     CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Exchange Act, the Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of August 31, 2003. This evaluation was carried out under the supervision and with the participation of the Company's management, including Mr. David Parker, the Company's Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective. There have been no significant changes in the Company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

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

PART II - OTHER INFORMATION

ITEM 1    LEGAL PROCEEDINGS

None

ITEM 2     CHANGES IN SECURITIES AND USE OF PROCEEDS

During the fiscal quarter ended August 31, 2003, we continued our efforts to secure financing in the form of a private placement. The board of directors authorized a private placement of up to 5,500,000 million units at $0.25 per unit for total proceeds of $1,375,000. Each unit sold consisted of one share of common stock. Upon closing on September 17, 2003, we had received $1,330,750 in share subscriptions for 5,323,000 common shares in this private placement of which $380,250 for 1,521,000 common shares was received in the three month period ended August 31, 2003.

Subsequent to the reporting period on September 5, 2003, we issued 1,273,600 shares to our officers in settlement of accrued consulting and salary expense.

ITEM 3    DEFAULT UPON SENIOR SECURITIES

None

ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On August 22, 2003, we held our annual shareholder meeting. The meeting was called for the purpose of considering and acting upon a proposal to amend the Articles of Incorporation to change our name to eRXSYS, Inc., to ratify and approve our 2003 Stock Option Plan, and to elect directors to the board of directors. A majority of the shareholders approved the name change, ratified and approved our 2003 Stock Option Plan, and elected David Parker and A.J. LaSota to serve on the board of directors until the next annual meeting of the shareholders, or until removed by other action as allowed by the corporate bylaws.

ITEM 5    OTHER INFORMATION

None

ITEM 6    EXHIBITS AND REPORTS ON FORM 8-K.

Exhibit Number	Description of Exhibit
4.1	Second Amendment to License Agreement regarding conversion of Series A Preferred Stock
31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

    Surforama.com, Inc.

/s/ David Parker

    ------------------------------
   David Parker
                Chief Executive Officer

Date: October 20, 2003