Form 10KSB
period 2003-11-30
ERXSYS INC
filed 2004-03-16
CIK 1100592

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

[ X ]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 30, 2003

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

[ ] For the transition period from _________________ to __________________

Commission file number: 000-32843

eRXSYS, INC.
(Formerly Known As Surforama.com, Inc.)
(Exact name of Registrant as specified in its charter)

Nevada                             98-0233878
(State or other jurisdiction of incorporation or organization)              (I.R.S. Employer Identification No.)

18662 MacArthur Blvd., Suite #200-15
Irvine, California 92612
(Address of principal executive offices)

(949) 440-3248
Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Exchange Act:    None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock
(Title of Class)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes      X             No _____

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ ]

State issuer’s revenues for its most recent fiscal year:  $1,038

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity, as of a specified date within the past 60 days.
$15,052,486 as of February 27, 2004

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.
36,804,092 Common Shares as of February 27, 2004

TABLE OF CONTENTS
                                                                                                                                                                                       Page
PART I
ITEM 1: DESCRIPTION OF BUSINESS                                                                                                       3
ITEM 2: DESCRIPTION OF PROPERTY                                                                                                                        9
ITEM 3: LEGAL PROCEEDINGS                                                                                                                                    9
ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                       9

PART II
ITEM 5: MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS
AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES                                                 10
ITEM 6: MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION                                      12
ITEM 7: FINANCIAL STATEMENTS                                                                                                                            17
ITEM 8: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
              FINANCIAL DISCLOSURES                                                                                                                           18
ITEM 8A: CONTROLS AND PROCEDURES                                                                                             18

PART III
ITEM 9: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT                                                           18
ITEM 10: EXECUTIVE COMPENSATION                                                                                                                    22
ITEM 11: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
               AND RELATED STOCKHOLDER MATTERS                                                                                               24
ITEM 12: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                                                               25
ITEM 13: EXHIBITS AND REPORTS ON FORM 8-K                                                                                                  26
ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES                                                                                  27

PART I

ITEM 1: DESCRIPTION OF BUSINESS

Company Overview

We were organized as a Nevada corporation on October 22, 1999 under the name Surforama.com, Inc. ("Surforama"). From October 1999 to August 2002, we were in the business of developing and marketing end to end online advertising and classified solutions for service providers, corporations and individuals. In August 2002, two major shareholders, Edward Yau and Michael Hanson, the former Chief Executive Officer ("CEO") and former Chief Financial Officer ("CFO"), respectively, entered into an agreement to sell a controlling interest to David Parker, our current CEO. The transaction was not finalized until April 2003 at which time a change in controlling ownership was affected.

After the change in controlling ownership, we reorganized our operations to implement a business plan to commercialize a pharmaceutical management system that combines automated prescription-writing technology for physicians with dedicated high-tech pharmacy operations to serve the needs of the physician members’ patients.

After seeking to expand our business, we were assigned a license to acquire the exclusive license rights (the "License") to operate Safescript Pharmacies in designated geographic locations from Safescript Pharmacies, Inc. (the "Licensor") (formerly known as RTIN Holdings, Inc.) (see below). This license was assigned to us by RxSystems, Inc., a company under the control of our CEO.

In April 2003, we entered into a joint venture with TPG, LLC to form Safescript Pharmacies of California, LLC ("Joint Venture"). We own 51% of the Joint Venture with TPG, LLC owning the remaining 49% (minority owner). Two of our shareholders each own 19.4% of TPG, LLC.

In June 2003, we formed a wholly owned subsidiary, Safescript of California, Inc. ("Safescript"), to own and operate the pharmacies.

In October 2003, we changed our name to eRXSYS, Inc. (the "Company").

In January 2004, we decided to change our fiscal year end from November 30 and adopt December 31 as our new fiscal year end. The 10-QSB for the three month period ended March 31, 2004 will also cover and incorporate the transition period.

Assignment of Safescript Pharmacies, Inc. (formerly known as RTIN Holdings, Inc.) License

Our current CEO, founded RxSystems, Inc. ("RxSystems") in March 2002. In March 2002, RxSystems acquired from the Licensor the exclusive licensing rights to operate Safescript Pharmacies throughout California, Oregon, Washington and Alaska. On March 27, 2003, RxSystems assigned to us all of their rights under this exclusive license. In exchange, we agreed to indemnify RxSystems for any claims with respect to the License against RxSystems in any amount now or in the future. Subsequent to this assignment, RxSystems, Inc. filed articles of dissolution with the Nevada Secretary of State. We also agreed to reimburse the current CEO $370,000 for personal monies advanced to the Licensor to secure the License. These funds plus five percent (5%) interest per annum are payable in monthly installments of $10,061 and mature in May 2007.

At the time of the assignment we assumed a note payable to the Licensor of $3,176,615 with monthly payments of $25,000 through December 1, 2004, with the remaining principal and accrued interest due in one final payment on December 31, 2004. On June 30, 2003, Licensor agreed to convert $2,000,000 of the note payable into 100,000 shares of the Company’s convertible preferred stock which was then converted into 4,444,444 shares of our restricted common stock with an estimated fair value of $1,383,000 (see below). Due to the conversion of all of our issued and outstanding preferred shares, there are currently no preferred shares issued and outstanding. We remain obligated to make payments of $25,000 per month through December 1, 2004, with the remaining principal and interest due in one final payment on December 31, 2004. As of November 30, 2003, the balance of the note payable to the Licensor was $1,054,582.

We originally recorded the intangible asset at the net book value of the notes payable assumed in the amount of $3,586,615. In accordance with accounting principles generally accepted in the United States of America, we subsequently engaged a third party valuation firm, Global View Advisors, to estimate the fair value of the acquired License and the consideration given. Based on this independent valuation, we reduced the purchase price (by the excess of the net book value of the portion of the note payable converted over the estimated fair value of the common stock issued) and recorded the following amount, as adjusted, as November 30, 2003:

License rights	$–
Cost in excess of estimated fair value	2,977,000

Intangible assets	$2,977,000

Consideration:
Note payable	$1,547,000
Common stock	1,393,000
Cash paid	37,000

$2,977,000

In February 2004, the Licensor announced that it has been notified that the SEC may commence an enforcement action against the Licensor and certain executive officers of the Licensor for alleged violation of the Securities Act of 1933 and the Securities Exchange Act of 1934. We are a separate legal entity from the Licensor and have not been named in the investigation. Management does not believe that the investigation will have an adverse effect on our pharmacy operations which receive technology support and call center support from the Licensor’s wholly-owned subsidiary, SafeMed Sytems, Inc. ("SafeMed"). Pursuant to the License agreement, the Licensor is required to place in escrow (1) a working copy of all software used by SafeMed and Safescript and (2) copies of all systems descriptions, patents, patent applications, and hardware specifications for Safescript Pharmacies. If the Licensor is in material default under the terms of the license agreement, and that default continues for longer than 72 hours, we will be entitled to possession of all escrowed materials. If the Licensor is in material default under any other term of the license agreement for a period of 30 days, we will be entitled to possession of all escrowed materials. As of March 2004, monthly installments of $25,000 for the note payable due to the Licensor are two months in arrears. The Company is negotiating the return of certain shares of restricted common stock issued to the Licensor to retire $2,000,000 of a note payable.

To further mitigate the risk of disruption to pharmacy operations, we are evaluating additional technologies in the event that SafeMed is unable to fulfill its contractual obligation and/or the application source code is unavailable.

Agreement with TPG Partners, L.L.C.

On April 24, 2003, we entered into an agreement with TPG, L.L.C. for the purpose of funding the establishment and operations of pharmacies. Under this agreement, TPG holds the right to fund on a joint venture basis fifty (50) pharmacies established by the Company. In exchange for contributing financing in the amount of $230,000 per pharmacy location, TPG will acquire a 49% ownership interest in each pharmacy established under this agreement and we will own to remaining 51%. In furtherance of this agreement, in May 2003 TPG and we formed Safescript Pharmacies of California, L.L.C., a Louisiana limited liability company. Safescript Pharmacies of California, L.L.C.

will own each pharmacy established under the April 24, 2003 agreement with TPG. We own a 51% ownership interest and TPG owns the remaining 49% of Safescript Pharmacies of California, L.L.C. Each pharmacy established under this agreement will be an individual corporate entity with Safescript Pharmacies of California, L.L.C being the sole shareholder. Two of the Company’s shareholders each own 19.4% of TPG.

On June 30, 2003, TPG advanced $230,000 for the establishment of, Safescript Pharmacy of Orange County #1, Inc., our first pharmacy in Orange County, California. TPG has also advanced to us $218,000 for the establishment of our second pharmacy in Riverside, California.

Purchase of Option to Acquire Exclusive Licensing Rights for the State of Florida

In furtherance of our business plan , we purchased an option with the Licensor on November 28, 2003 to acquire the exclusive licensing rights for the State of Florida ("Florida License"). The licensing rights underlying the option are consistent with those we currently possess in select population centers throughout California, Oregon, Washington and Alaska. In consideration for purchasing this option, we made a non-refundable payment to the Licensor in the amount of $50,000. This payment to purchase the option is applicable towards the purchase price of the Florida License in the event that we were to complete the purchase of the Florida License. Our management has determined that it is not in the best interest of the Company at the present time to acquire the Florida License. As a result, we are not obligated to take any further action or make any additional payments.

Termination of Development Stage Activities

Effective October 2003, we commenced our planned principal operations when our first pharmacy located in Orange County, California was opened. As a result, management has determined that we are no longer in the development stage .

Industry Overview

The $200 billion prescription drug market is reportedly the fastest-growing segment of the health care industry today, rising 17% or more a year since 1998. At the same time, the market has been plagued by several chronic and growing problems that underscore the need to modernize the way medications are prescribed and dispensed in the United States. These problems include, but are not limited to:

Deaths and injuries due to illegible prescriptions. Errors in reading hand-written drug prescriptions are reportedly responsible for over 7,000 deaths a year in the U.S., $77 billion in additional medical expenses, and rapidly escalating medical malpractice insurance costs. Indeed, the Institute for Safe Medical Practices (ISMP), a non-profit medical research group, has called for the complete elimination of handwritten prescriptions.

Pharmacies refusing to carry needed pain medications. A growing number of pharmacies refuse to stock or dispense prescription narcotics, also known as Class 2 drugs, and other controlled substances due to liability and fraud issues. At the same time demand for such medications from many of the estimated 48 million chronic pain sufferers in the U.S. has surged and is projected to continue growing;

Too few qualified pharmacists. A growing shortage of trained and licensed pharmacists has made it considerably more difficult to staff traditional retail pharmacies.

Handwritten prescriptions are prone to counterfeiting. Unscrupulous patients can alter prescriptions in dose or quantity. Many patients falsely report lost prescriptions or just forge the prescription to visit multiple pharmacies.

Pharmacists, and correspondingly the physician, spend nearly 30% of their processing time verifying or obtaining clarifications of handwritten prescriptions.

The pharmaceutical management system being commercialized by the Company addresses these problems through the combination of:

Automated prescription-writing technology . The system utilizes a wireless personal data assistant ("PDA"), and/or a desktop computer to eliminate the need for traditional prescription pads by incorporating software that is easy-to-learn, easy-to-use, and offers numerous functions for managing patient records and enhancing medical office productivity.

Dedicated pharmacies . The PDA or desktop computer transmits prescriptions to a specially designed "prescriptions only" pharmacy, which exclusively serves participating physicians and their patients within a given geographic area. The effectiveness of the business model is attributed to: (a) maintaining an inventory of medications at each pharmacy tailored to suit the participating physicians and their patients, allowing a streamlined, more efficient inventory, (b) processing prescription orders using advanced automated dispensing equipment, thereby reducing staffing requirements and minimizing turnaround time for patients, and (c) offering delivery of medications straight to patients’ homes or offices via mail or courier, thereby eliminating the need for expensive storefront locations and adding further convenience for patients. Such a "closed loop" system dramatically reduces exposure to possible fraud (e.g., forged or stolen prescriptions) and lends significant predictability to revenue and income streams. According to the present design, a single dedicated pharmacy can accommodate up to 20 participating physicians, each electronically prescribing up to 50 prescriptions per day - equating to approximately 20,000 prescriptions per month.

Description of Business

We are engaged in the business of operating pharmacies that harness available technology to deliver enhanced pharmaceutical management services to enroll physicians with a focus in the pain management practice. Enrolled physicians transmit prescriptions from a PDA and/or desktop computer directly to our dedicated pharmacies, thus eliminating or reducing the need for paper prescription. Because our focus is on physicians who practice in pain management, we typically do not keep in inventory non-prescription drugs, or health and beauty related products (e.g. walking canes, bandages, shampoo).

The majority of our business is derived from physicians members who send prescriptions directly to our store electronically. We have limited "walk-in" prescriptions from non-member physicians.

We derive our revenue from the sale of prescription drugs.

Market for Our Products and Services

The target market for our pharmaceutical operations is patients who require medication for chronic pain management (i.e., medical practices that specialize in treating chronic pain sufferers such as Pain Management, Orthopedics, Neurology and Oncology) and physicians specializing in pain management. Patients in this category are likely to require prescription medications far more frequently and for longer periods of time than patients in most other medical categories.

Suppliers

We currently purchase 82% and 16% of our inventory of prescription drugs from two wholesale drug vendors. Management believes that the wholesale pharmaceutical and non-pharmaceutical distribution industry is highly competitive because of the consolidation of the pharmacy industry and the practice of certain large pharmacy chains to purchase directly from product manufacturers. Although management believes we could obtain our inventory though another distributor at competitive prices and upon competitive payment terms if our relationships with the wholesale drug vendor were terminated, there can be no assurance that the termination of such a relationship would not adversely affect us.

Customers and Third-Party Payors

In fiscal 2003, nearly all of our pharmacy sales were to customers covered by health plan contracts, which typically contract with a third-party payor (such as an insurance company, a prescription benefit management company, a governmental agency, workers’ compensation, a private employer, a health maintenance organization or other managed care provider) that agrees to pay for all or a portion of a customer's eligible prescription purchases. Any significant loss of third-party payor business could have a material adverse effect on our business and results of operations.

Competition

To our knowledge, there are no other pharmacies in the United States that provide a pharmaceutical management solution to physicians through the use of available technology and dedicated pharmacies that support the technology. We constantly seek out and evaluate available technologies to integrate into our pharmaceutical management solution; as such, we do not consider ourselves a technology company because we do not develop, program, or manufacture proprietary hardware and/or software used by our physician members or used in our pharmacies.

There are retail pharmacies (e.g. Walgreens, Sav-On) that use either proprietary and/or commercialized paperless prescription technology (also known as e-scripting technology) in their pharmacy operations; however, their pharmacies are not focused or dedicated to physicians practicing in pain management. Typical retail pharmacies either do not keep in inventory or keep limited amounts of Class 2 drugs in inventory; hence the time it takes for traditional retail pharmacies to fill a prescription for Class 2 drug is extended. Because of our pain management focus, we maintain an appropriate inventory level of Class 2 drugs to meet the needs our physician members.

There are companies that are in the business of developing and manufacturing proprietary software and hardware that facilitate e-scripting. We are not in this business.

Employees

We currently have five employees other than our President, A.J. LaSota, our Chief Executive Officer and Chief Financial Officer, David Parker, our Executive Vice President, Ron Folse, and our Secretary and Treasurer, Michael Doan.

Patents, Licenses, Trademarks, Franchises, Concessions, Royalty Agreements, or Labor Contracts

On March 27, 2003, RxSystems assigned to us all of their rights under an exclusive license agreement with Safescript Pharmacies, Inc. (formerly know as RTIN Holdings, Inc .) which allows us to operate Safescript Pharmacies. We do not own, legally or beneficially, any patent or trademark.

State law requires pharmacies to apply to the State Board of Pharmacy to receive a license to operate. The application process to operate a pharmacy is substantially similar among different states. The application process for a license on average takes 60 days in the state of California. We have retained the services of a law firm that specializes in Healthcare and Pharmacy to oversee the application process for our pharmacies. In addition, each pharmacy must employ a licensed pharmacist to serve as the Pharmacist in Charge (PIC). The PIC oversees personnel and reports on the operations at a specific pharmacy. State law regulates the number of employees and clerks that can work under the supervision of one PIC. As of November 30, 2003, we are licensed to operate our first pharmacy located in Orange County, California.

Available Information

We file annual reports on Form 10-KSB, quarterly reports on Form 10-QSB, current reports on Form 8-K and proxy and information statements and amendments to reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended. The public may read and copy these materials at the SEC's Public Reference Room at 450 Fifth Street, NW, Washington, D.C. 20549. The public may obtain information on the operation of the public reference room by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding our Company and other companies that file materials with the SEC electronically. Our headquarters are located at 18662 MacArthur Blvd., Suite 200, Irvine, California, 92612. Our phone number at that address is (949) 440-3248 and our e-mail address is investor@erxsys.com.

Research and Development

We did not incur any research and development expenditures for the fiscal years ended November 30, 2002 or 2003.

Government Regulation

We are impacted by the Health Insurance Portability and Accountability Act of 1996 ("HIPAA"), which mandates, among other things, the adoption of standards to enhance the efficiency and simplify the administration of the healthcare system. HIPAA requires the Department of Health and Human Services to adopt standards for electronic transactions and code sets for basic healthcare transactions such as payment and remittance advice ("transaction standards"); privacy of individually identifiable healthcare information ("privacy standards"); security and electronic signatures ("security standards"), as well as unique identifiers for providers, employers, health plans and individuals; and enforcement. We are required to comply with these standards and are subject to significant civil and criminal penalties for failure to do so. Management believes that we are in material compliance with these standards. There can be no assurance, however, that future changes will not occur which we may not be, or may have to incur significant costs to be, in compliance with any new standards or regulations. Management anticipates that federal and state governments will continue to review and assess alternate healthcare delivery systems, payment methodologies and operational requirements for pharmacies. Given the continuous debate regarding the cost of healthcare services, management cannot predict with any degree of certainty what additional healthcare initiatives, if any, will be implemented or the effect any future legislation or regulation will have on us.

Our business is subject to various other federal and state regulations. For example, pursuant to the Omnibus Budget Reconciliation Act of 1990 ("OBRA") and comparable state regulations, our pharmacists are required to offer counseling, without additional charge, to our customers about medication, dosage, delivery systems, common side effects and other information deemed significant by the pharmacists and may have a duty to warn customers regarding any potential adverse effects of a prescription drug if the warning could reduce or negate such effect.

Our pharmacies and pharmacists must be licensed by the appropriate state boards of pharmacy. Our pharmacies are also registered with the Federal Drug Enforcement Administration and are subject to Federal Drug Enforcement Agency regulations relative to our pharmacy operations, including purchasing, storing and dispensing of controlled substances. Applicable licensing and registration requirements require our compliance with various state statutes, rules and/or regulations. If we were to violate any applicable statute, rule or regulation, our licenses and registrations could be suspended or revoked.

California Senate Bill #151 was chaptered by the California Secretary of State on September 17, 2003. This legislation tightens the regulations on prescribing prescription medication. The legislation allows for electronic prescribing of all prescription medication except Class 2 substances (i.e., drugs that exhibit a high potential for abuse or diversion). Class 2 substances are required to be dispensed only against a hard copy prescription. This will not pose any operational problem for us because we currently generate a hard copy of the electronic prescription for all

Class 2 prescription issued. Management believes that this legislation will create no undue burden or competitive disadvantage for us.

In addition, in connection with the ownership and operations of our stores, we are subject to laws and regulations relating to the protection of the environment and health and safety matters, including those governing the management and disposal of hazardous substances and the cleanup of contaminated sites. Violations of or liabilities under these laws and regulations as a result of our current or former operations or historical activities at our sites, such as gasoline service stations and dry cleaners, could result in significant costs.

In recent years, an increasing number of legislative proposals have been introduced or proposed in Congress and in some state legislatures that would effect major changes in the healthcare system, either nationally or at the state level. The legislative initiatives include prescription drug benefit proposals for Medicare participants. Although we believe that we are well positioned to respond to these developments, we cannot predict the outcome or effect of legislation resulting from these reform efforts.

ITEM 2: DESCRIPTION OF PROPERTY

Store Location and Description

As of November 30, 2003, we have one retail store located in Orange County, California. Future store locations are selected based on the following criteria: 1) proximity to the physician members and medical facilities, 2) convenience of location, and 3) fast growing metropolitan and suburban areas. We expect to secure leases for our retail stores from various property management companies for approximately a term of 5 years. Our pharmacies are approximately 1,500 square feet

We are currently leasing our executive offices and pharmacy locations. Our executive offices are located at 18662 MacArthur Blvd., Suite #200-15, Irvine, California, 92612 . Our first pharmacy is located at 2431 N. Tustin Ave., Unit L, Orange County, California, 92705. Our second pharmacy will be located at 7000 Indiana, Ave., Suite 112, Riverside, California, 92506.

ITEM 3: LEGAL PROCEEDINGS

From time to time, we may be involved in various claims, lawsuits, disputes with third parties, actions involving allegations of discrimination or breach of contract actions incidental to the normal operations of the business. We are currently not involved in any such litigation which we believe could have a material adverse effect on the Company’s financial position or result of operations.

The provision of pharmacy services entails an inherent risk of medical and professional malpractice liability. We may be named as a defendant in such lawsuits and thus become subject to the attendant risk of substantial damage awards. We believe that we have adequate professional and medical malpractice liability insurance coverage. There can be no assurance, however, we will not be sued, that any such lawsuit will not exceed our insurance coverage, or that we will be able to maintain such coverage at acceptable costs and on favorable terms.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On August 22, 2003, we held our annual shareholder meeting. The meeting was called for the purpose of considering and acting upon a proposal to amend the Articles of Incorporation to change our name to eRXSYS, Inc., to ratify and approve our 2003 Stock Option Plan, and to elect directors to the board of directors. The number of votes present in person or by proxy was sufficient to constitute a quorum. A majority of the shareholders approved the name change, ratified and approved our 2003 Stock Option Plan, and elected David Parker and A.J. LaSota to serve on the board of directors until the next annual meeting of the shareholders, or until removed by other action as allowed by the corporate bylaws.

PART II

ITEM 5: MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Our common stock is currently quoted on the OTC Bulletin Board, which is sponsored by the National Association of Securities Dealers ("NASD"). The OTC Bulletin Board is a network of security dealers who buy and sell stock. The dealers are connected by a computer network that provides information on current "bids" and "asks", as well as volume information. Our shares are quoted on the OTC Bulletin Board under the symbol "ERXI."

The following table sets forth the range of high and low bid quotations for our Common Stock for each of the periods indicated as reported by the NASD OTCBB. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Fiscal Year Ending November 30, 2003
Quarter Ended	High $	Low $
February 28, 2003	0.45	0.17
May 31, 2003	0.37	0.17
August 31, 2003	0.64	0.27
November 30, 2003	0.64	0.37

Fiscal Year Ending November 30, 2002
Quarter Ended	High $	Low $
February 2002	n/a	n/a
May 31, 2002	0.85	0.21
August 31, 2002	0.70	0.03
November 30, 2002	0.55	0.16

On Mach 12, 2004 the last bid price per share of our common stock, as reported by the NASD OTC Bulletin Board, was $0.55.

PENNY STOCK

Until our shares qualify for inclusion in the Nasdaq system, the public trading, if any, of our common stock will be on the OTC Bulletin Board. As a result, an investor may find it more difficult to dispose of, or to obtain accurate quotations as to the price of, the common stock offered. Our common stock is subject to provisions of Section 15(g) and Rule 15g-9 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), commonly referred to as the "penny stock rule." Section 15(g) sets forth certain requirements for transactions in penny stocks, and Rule 15g-9(d)incorporates the definition of "penny stock" that is found in Rule 3a51-1 of the Exchange Act. The SEC generally defines "penny stock" to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions. If our common stock is deemed to be a penny stock, trading in the shares will be subject to additional sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors. "Accredited investors" are persons with assets in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 together with their spouse. For transactions covered by these rules, broker-dealers must make a special suitability determination for the purchase of such security and must have the purchaser's written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to the first transaction, of a risk disclosure document, prepared by the SEC, relating to the penny stock market. A broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, and current quotations for the securities. Finally, monthly statements must be sent disclosing recent price information for the penny stocks held in an account and information on the limited market in penny stocks. Consequently, these rules may restrict the ability of a broker-dealer to trade and/or maintain a market in our common stock and may affect the ability of our shareholders to sell their shares.

Holders of Our Common Stock

As of February 27, 2004, there were 87 holders of our common stock, two of which are registered under street names.

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

Stock Option Grants

To date, we have not granted any stock options.

Recent Sales of Unregistered Securities

During the year ended November 30, 2003, we continued our efforts to secure financing in the form of a private placement. Upon closing on September 17, 2003, we issued 5,323,000 shares of our restricted common stock at the price of $0.25 per share for total proceeds of $1,330,750 to a total of 33 purchasers. We completed this offering pursuant to Rule 506 of Regulation D under the Securities Act of 1933. Each purchaser represented his or her intention to acquire the securities for investment intent only and not with a view toward distribution. Each investor was given adequate information about us to make an informed investment decision. We did not engage in any public solicitation or general advertising. No registration rights were granted to any of the purchasers. We issued the stock certificates and affixed the appropriate legends to the restricted stock. Subsequent to November 30, 2003, we issued 46,400 shares of restricted common stock to finders in connection with this private placement.

During the year ended November 30, 2003, we issued 4,013,600 shares of restricted common stock to various consultants estimated to be valued at $1,329,008 based on the market prices on the issuance dates. These shares were issued pursuant to an exemption available under Section 4(2) of the Securities Act of 1933. In connection with this issuance, there was no public solicitation or general advertising used.

During the year ended November 30, 2003, we issued 4,444,444 shares of restricted common stock to retire $2,000,000 of a note payable. These shares were issued pursuant to an exemption available under Section 4(2) of the Securities Act of 1933. In connection with this issuance, there was no public solicitation or general advertising used.

In November 2003, we agreed to issue 1,000,000 shares of restricted common stock in connection with the extension of certain consulting contracts. In accordance with this agreement, 600,000 shares were issued in November 2003 and the remaining 400,000 shares were issued in December 2003 and January 2004. The estimated fair value of the

 1,000,000 shares was $320,000 based on the trading price on the issuance dates. These shares were issued pursuant to an exemption available under Section 4(2) of the Securities Act of 1933

ITEM 6: MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Forward-Looking Statements

Historical results and trends should not be taken as indicative of future operations. Management’s statements contained in this report that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results may differ materially from those included in the forward-looking statements. The Company  intends such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of complying with those safe-harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project," "prospects," or similar expressions. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on the operations and future prospects of the Company on a consolidated basis include, but are not limited to: changes in economic conditions generally and the retail pharmaceutical market specifically, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Further information concerning the Company and its business, including additional factors that could materially affect the Company’s financial results, is included herein and in the Company’s other filings with the Securities and Exchange Commission.

Plan of Operation

Our plan of operations for the next twelve months is to open pharmacies and implement our business plan which is to commercialize a pharmaceutical management system that combines automated prescription-writing technology for physicians with dedicated high-tech pharmacy operations to serve the needs of the physician members’ patients.

Our initial focus is to open pharmacies in Southern California around the greater Los Angeles area. On October 13, 2003 and after obtaining all of the required regulatory permits, we opened the first pharmacy location in Orange County, California in the city of Santa Ana. This location is currently producing revenue and management expects that this location will be operating at a profit before the end of the second quarter fiscal 2004. Cash flow from operations should begin within one month of opening each pharmacy, as each pharmacy is expected to generate cash flow in the initial month of operation. Each store is projected to be cash flow positive after nine months of operation. We have identified the following locations for our next six pharmacy locations: Riverside, California; Kirkland, Washington; Portland, Oregon; Santa Monica, California; San Fernando Valley, California; and East Beverly Hills, California . The anticipated opening date for our second pharmacy in Riverside, California is April 2004. Management expects that the next six locations will be in operation prior to December 31, 2004. It is anticipated that each pharmacy will open approximately 60 days after the lease is secured on the properties and all of the required regulatory permits have been obtained.

In addition to opening pharmacies, management plans to further strengthen the corporate infrastructure of the Company to adequately manage the future growth and success of our operations. In furtherance of developing a strong corporate infrastructure, management has established an advisory board to consult with us on various issues relating to operating pharmacies and the implementation of our business plan. Management has contracted with sales personnel to secure agreements with physicians, technology specialists to insure the continued operation and viability of our technology, and pharmacists to insure the proper internal controls are implemented and followed in each pharmacy. In addition, management has also established methods, policies, and procedures to be implemented at each pharmacy which are designed to maximize efficiency. Management expects to hire additional personnel over the next twelve months as needed to continue to strengthen the corporate infrastructure as we grow.

Over the next twelve months management will continuously evaluate our business plan which includes assessing the technology we utilize and evaluating the prospect of expanding into additional territories as business conditions warrant. In connection with this evaluation, management will also look at taking actions designed to mitigate any risks associated with our business plan.

The discussion that follows only includes the financial results for the fiscal year ended November 30, 2003. Given the change in our business plan and the reorganization of our operations in the past year, management believes that it would not be of any value to compare the financial results in the fiscal year ended November 30, 2003 to the year ended November 30, 2002.

Assets

As of November 30, 2003, we had total assets in the amount of $4,065,447. Our current assets consist of cash in the amount of $933,170, related party receivable of $10,646, inventory in the amount of $40,900, and $24,225 in prepaid expenses.

We recorded the intangible asset related to the License from Safescript in the amount of $2,977,448 based on an independent third party valuation.

Liabilities and Stockholders’ Equity

Our total liabilities as of November 30, 2003 were $2,131,351. Our liabilities consist of current liabilities of $641,021, long term portion of notes payables of $1,086,817 and a minority interest of $403,513. The notes payable consist of a note payable to RTIN and our CEO in the amounts of $1,054,582 and $370,000 respectively. The current portion of the notes payable, recorded in the Current Liabilities section of the consolidated balance sheet, for RTIN and our CEO amounts to $252,979 and $84,786, respectively.

Our operations throughout the year were primarily funded through equity financings. Stockholders’ equity was $1,934,096 as of November 30, 2003.

Results of Operations

Our total revenue earned for the year ended November 30, 2003 was $1,038. This revenue is entirely attributable to the operations at the first pharmacy we opened on October 13, 2003 in Orange County, California. As we undertake our plan of operations and establish additional pharmacies, we anticipate that our revenues will increase.

The total cost of sales for the year ended November 30, 2003 was $12,784. The cost of sales consists primarily of the pharmaceuticals.

Our total operating expenses for the year ended November 30, 2003 were $1,402,262. Our operating expenses for the current reporting period consisted of salaries and related expenses in the amount of $314,650, consulting and other compensation in the amount of $805,455, and selling, general and administrative expenses in the amount of $282,157.

Our net loss for the year ended November 30, 2003 was $1,458,995. Our basic and diluted loss per common share for the year ended November 30, 2003 was $0.06.

Liquidity and Capital Resources

As of November 30, 2003, we maintained $933,170 in cash. The large increase in the cash balance is primarily due to money raised in the private offering of common stock. This cash is expected to be used to, among other things, fund additional working capital needs, support the establishment of our corporate infrastructure, and to pay for market research in order to determine the locations of additional pharmacies.

Our management believes that we will need additional capital to successfully implement our business plan. Therefore, we will attempt to obtain additional equity financing in a private placement to fund operations in the second quarter of 2004.

Off Balance Sheet Arrangements

As of November 30, 2003, there were no off balance sheet arrangements. Please referr to the Commitment and Contingency footnote in the accompanying financial statements.

Going Concern

Our independent certified public accountants have stated in their Auditor’s Report included in the Form 10-KSB that the Company has incurred operating losses, accumulated deficit, and negative cash flow from operations. As of November 30, 2003, we had an accumulated deficit of approximately $1,781,000, recurring losses from operations and negative cash flow from operating activities of approximately $625,000.

We intend to fund our operations through increased sales and debt and equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital or other cash requirements for the year ending December 31, 2004 (on February 2, 2004, we filed on Form 8-K with the Securities and Exchange Commission ("SEC"), a change of the our fiscal year end from November 30 to December 31.)

Thereafter, we will be required to seek additional funds to finance our long-term operations. The successful outcome of future financing activities cannot be determined at this time and there is no assurance that if achieved, we will have sufficient funds to execute its intended business plan or generate positive operating results.

In response to these problems, management has taken the following actions:

  We are opening new pharmacies.
  We are aggressively signing up new physicians.
  We are seeking investment capital through the public markets.

These factors, among others, raise substantial doubt about the our ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments related to recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should we be unable to continue as a going concern.

Inflation

Since the opening of our first pharmacy in October 2003, management believes that inflation has not had a material effect on our results of operations.

Critical Accounting Policies

In December 2001, the SEC requested that all registrants list their three to five most "critical accounting polices" in the

MD&A. The SEC indicated that a "critical accounting policy" is one which is both important to the portrayal of the Company’s financial condition and results, and requires management’s most difficult, subjective or complex judgements, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. We believe that our following accounting policies fit this definition:

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or estimated market, and consist primarily of pharmaceutical drugs. Market is determined by comparison with recent sales or net realizable value. Such net realizable value is based on management’s forecasts for sales of our products or services in the ensuing years and/or consideration and analysis of changes in customer base, product mix, payor mix, third party insurance reimbursement level or other issues that may impact the estimated net realizable value. Should the demand for our products prove to be significantly less than anticipated, the ultimate realizable value of our inventories could be substantially less than reflected in the accompanying consolidated balance sheet.

Long-Lived Assets

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. If the cost basis of a long-lived asset is greater than the projected future undiscounted net cash flows from such asset (excluding interest), an impairment loss is recognized. Impairment losses are calculated as the difference between the cost basis of an asset and its estimated fair value. SFAS No. 144 also requires companies to separately report discounted operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment or in a distribution to owners) or is classified as held for sale. Assets to be disposed of are reported at the lower of the carrying amount or the estimated fair value less costs to sell. The provision of this statement for assets held for sale or other disposal generally are required to be applied prospectively after the adoption date to newly initiated commitments to sell such assets, as defined, by management. As a result, management cannot determine the potential effects that adoption of SFAS No. 144 will have on its consolidated financial statements with respect to future disposal decision, if any. As of November 30, 2003, management, principally based on a third party valuation of intangible assets, has determined that no such impairment exists and therefore, no adjustments have been made to the carrying values of long-lived assets. There can be no assurance, however, that market conditions will not change or demand for our services and products will continue which could result in impairment of long-lived assets in the future.

Goodwill and Intangible Assets

SFAS No. 142, "Goodwill and Other Intangible Assets", which is effective for fiscal years beginning after December 15, 2001, addresses how intangible assets that are acquired individually or with a group of other assets should be accounted for in the financial statements upon their acquisition and after they have been initially recognized in the financial statements. SFAS No. 142 requires that goodwill and intangible assets that have indefinite useful lives not be amortized but rather be tested at least annually for impairment, and intangible assets that have finite useful lives be amortized over their estimated useful lives. SFAS No. 142 provides specific guidance for testing goodwill and intangible assets that will not be amortized for impairment. In addition, SFAS No. 142 expands the disclosure requirements about goodwill and other intangible assets in the years subsequent to their acquisition. Impairment losses for goodwill and indefinite-life intangible assets that arise due to the initial application of SFAS No. 142 are to be reported as from a change in accounting principle.

Revenue Recognition

We generate revenue from prescription drug sales which are principally paid by third-party insurance carriers and government agencies. Our ultimate expected revenue may be adjusted for contractual allowances by these third-party insurance carriers and/or government agencies and are adjusted to actual as cash is received and charges are settled. We are in the process of monitoring our revenues from these sources and creating several criteria in developing a historical trend analysis based on actual claims paid in order to estimate these potential contractual allowances on a monthly basis. As we are considered to be in the startup stage and have a lack of operational history, we are unable to determine the fixed settlement of such revenue, therefore we are recognizing revenue on a cash basis until such time that management has the history and trends to estimate such potential contractual adjustments.

ITEM 7: FINANCIAL STATEMENTS

ITEM 7         Financial Statements

The following financial statements, financial statement schedules and supplementary date are included:

F-2        Independent Auditor’s Report

Audited Financial Statements:

F-3        Consolidated Balance Sheet – November 30, 2003

F-4        Consolidated Statements of Operations - Years Ended November 30, 2002 and November 30, 2003

F-5        Consolidated Statements of Cash Flows - Years Ended November 30, 2002 and November 30, 2003

F-6        Consolidated Statements of Stockholders’ Equity (Deficit) and Comprehensive Loss - Years Ended November 30, 2002 and
                                       November 30, 2003

F-7        Notes to Consolidated Financial Statements

eRXSYS, Inc. and Subsidiaries
(Formerly Known As Surforama.com, Inc.)

CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2003

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm                   F-1  - F-2

Consolidated Balance Sheet                                                                                                                 F-3

Consolidated Statements of Operations                                                                                                F-4

Consolidated Statements of Stockholders’ Equity (Deficit)
and Comprehensive Loss                                                                                                                     F-5

Consolidated Statements of Cash Flows                                                                                               F-6

Notes to Consolidated Financial Statements                                                                                         F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
eRXSYS, Inc. (Formerly Known As Surforama.com, Inc.) And Subsidiaries

We have audited the accompanying consolidated balance sheet of eRXSYS, Inc. and Subsidiaries (collectively the "Company"), as of November 30, 2003, and the related consolidated statements of operations, stockholders’ equity (deficit) and comprehensive loss and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of eRXSYS, Inc. and Subsidiary as of November 30, 2003, and the results of their operations and their cash flows for year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has negative cash flow from operations of approximately $625,000, an accumulated deficit of approximately $1,781,000 and recurring losses from operations. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 1. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/    SQUAR, MILNER, REEHL & WILLIAMSON, LLP
February 28, 2004
Newport Beach, California

F1

eRXSYS, INC. AND SUBSIDIARIES
(Formerly Known As Surforama.com, Inc.)
CONSOLIDATED BALANCE SHEET
NOVEMBER 30, 2003

ASSETS

Current Assets
Cash	$933,170
Inventory	40,900
Prepaid expenses	24,225
Related party receivable	10,646

1,008,941

Property and Equipment, net	72,266

Other Assets	6,792

Intangible Assets	2,977,448

$4,065,447

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts payable and accrued liabilities	$273,459
Related party payable	14,797
Short-term note payable	15,000
Notes payable to related party and shareholder	337,765

641,021

Notes Payable to Related Party and Shareholder, net of current portion	1,086,817

1,727,838

Minority Interest	403,513

Commitments and contingencies

Stockholders' Equity (Deficit)
Authorized:
Preferred shares; par value $0.001 per share;
authorized 5,000,000 shares; no preferred shares issued
and outstanding	-

Common shares; par value $0.001 per share;
authorized 70,000,000 shares; 34,430,372 common shares issued
and outstanding	34,431

Additional paid-in capital	4,532,657

Deferred compensation	(852,000)

Accumulated deficit	(1,780,992)

1,934,096

$4,065,447

 See accompanying notes to consolidated financial statements

F3

eRXSYS, INC. AND SUBSIDIARIES
(Formerly Known As Surforama.com, Inc.)
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended November 30, 2003 and 2002

	2003	2002

GROSS SALES	$1,038	$-

COST OF SALES	(12,784)	-

GROSS LOSS	(11,746)	-

OPERATING EXPENSES
Salaries and related	314,650	-
Consulting and other compensation	805,455	46,374
Selling, general and administrative	282,157	28,619

TOTAL OPERATING EXPENSES	1,402,262	74,993

OPERATING LOSS	(1,414,008)	(74,993)

OTHER (EXPENSE) INCOME
Interest expense	(38,346)	0
Interest income	1,073	11,152
Other expense	(52,201)	(152,682)

TOTAL OTHER (EXPENSE) INCOME	(89,474)	(141,530)

LOSS BEFORE PROVISION FOR INCOME TAXES AND MINORITY INTEREST	(1,503,482)	(216,523)

PROVISION FOR INCOME TAXES	-	-

LOSS BEFORE MINIORITY INTEREST	(1,503,482)	(216,523)

MINORITY INTEREST	44,487	-

NET LOSS	$(1,458,995)	$(216,523)

Basic and diluted loss per common share	$(0.06)	$(0.01)

Basic and diluted weighted average number of common shares outstanding	24,115,700	19,828,899

See accompanying notes to consolidated financial statements

F4

eRXSYS, INC. AND SUBSIDIARIES
(Formerly Known As Surforama.com, Inc.)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) AND COMPREHENSIVE LOSS
For the Years Ended November 30, 2003 and 2002

Total
Common Stock Additional Cumulative Comprehensive Stockholders'
Paid In Translation Income Deferred (Accumulated (Deficit)
Shares Amount Capital Adjustment (Loss) Compensation Deficit) Equity

Balance, December 1, 2001	19,828,899	$ 19,829	$ 168,560	$ (2,380)	$ -	$ -	$ (105,474)	$ 80,535

Net loss	-	-	-	-	(216,523)	-	(216,523)	(216,523)
Foreign currency translation	-	-	-	(128)	(128)	-	-	(128)

Comprehensive Loss	-	-	-	-	$ (216,651)	-	-	-

Balance, November 30, 2002	19,828,899	19,829	168,560	(2,508)		-	(321,997)	(136,116)

Issuance of common stock in connection with
a private palcement	5,323,000	5,323	1,325,427	-		-	-	1,330,750
Issuance of common stock for services rendered	4,613,600	4,614	1,516,394	-		(972,000)	-	549,008
Issuance of common stock in connection with
the conversion of debt	4,444,444	4,444	1,388,889	-		-	-	1,393,333
Issuance of Common Stock in connection with
the conversion of related party note payable	220,429	221	133,387	-		-	-	133,608
Amortization of deferred consulting fees	-	-	-	-	-	120,000	-	120,000
Net loss	-	-	-	-	(1,458,995)	-	(1,458,995)	(1,458,995)
Comprehensive Loss	-	-	-	2,508	2,508	-	-	2,508

					$ (1,456,487)

Balance, November 30, 2003	34,430,372	$ 34,431	$4,532,657	$ -		$ (852,000)	$ (1,780,992)	$ 1,934,096

See accompnaying notes to consolidated financial statements

F5

eRSYS, INC. AND SUBSIDIARIES
(Formerly Known As Surforama.com, Inc.)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED NOVEMBER 30, 2003 AND 2002

	2003	2002

Cash flows from operating activities:
Net loss	$(1,458,995)	$(216,523)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Depreciation and amortization of property and equipment	4,022	20,848
Amortization of deferred consulting fee	120,000	-
Equity in loss of Rebatopia.com, Inc.	-	1,690
Write off of investment in and advances to Rebatopia.com, Inc.	-	150,992
Minority interest in net loss of Joint Venture	(44,487)	-
Issuance of common stock for services	549,008	-

Changes in operating assets and liabilities:
Related party receivable	(10,646)	-
Accrued interest receivable	-	1,702
Inventories	(40,900)
Prepaid expenses and other current assets	(24,225)	1,600
Other assets	(6,792)
Accounts payable and accrued expenses	273,459	(7,926)
Advances due from shareholder	-	51,492
Related party payable	14,797	-

Net cash (used in) provided by operating activities	(624,759)	3,875

Cash flows from investing activities:
Purchases of property and equipment	(76,288)	-
Purchase of market license	(37,000)	-
Advances to Rebatopia.com, Inc.	-	(678)

Net cash used in investing activities	(113,288)	(678)

Cash flows from financing activities:
Proceeds from the issuance of notes payable	15,000	-
Loan advances	-	(4,001)
Principal repayments on notes payable	(125,596)	-
Issuance of common stock for cash	1,330,750
Minority interest	448,000

Net cash provided by (used in) financing activities	1,668,154	(4,001)

Foreign currency translation	2,508	-

Net increase (decrease) in cash	932,615	(804)

Cash at beginning of year	555	1,487

Cash at end of year	$933,170	$683

Supplemental disclosure of cash flow information -
Cash paid during the year for:
Interest	$38,346	$-

Income taxes	$-	$-

See accompanying notes to the consolidated financial statements for additional disclosure of non-cash investing and financing activities.

F6

e RXSYS, INC. AND SUBSIDIARIES
(Formerly Known As Surforama.com, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended November 30, 2003 and 2002

______________________________________________________________________________________________________________________

1. ORGANIZATION

Organization and Nature of Operations

eRXSYS, Inc. (formerly known as Surforama.com, Inc. ("Surforama")), a Nevada corporation, was incorporated in October 1999 and is located in Southern California. Surforama was in the business of developing and marketing end to end online advertising and classified solutions for service providers, corporations and individuals. In August 2002, two major shareholders of Surforma entered into an agreement to sell a controlling interest in Surforama to a new shareholder who became the chief executive officer ("CEO") affecting a change of control. Such transaction was not finalized until April 2003. In April 2003, as a result of the difficulty in raising additional working capital to execute this business plan, Surforama reorganized its operations to implement a business plan to commercialize a pharmaceutical management system that combines automated prescription-writing technology for physicians with dedicated high-tech pharmacy operations to serve the needs of the physician members’ patients. To execute this new business plan, the CEO of Surforama, through his wholly owned company RxSystems, Inc., assigned to Surforama a license to acquire the exclusive license rights (the "License") to operate Safescript Pharmacies in California, Oregon, Washington, and Alaska (See Note 4). Surforama entered into a joint venture with TPG, LLC named Safescript Pharmacies of California, LLC ("Joint Venture"). Surforama owns 51% of the Joint Venture with TPG, LLC owning the remaining 49% (minority owner). In June 2003, Surforama also formed a wholly owned subsidiary, Safescript of California, Inc.  ("Safescript), which is to own and operate the pharmacies.  Two of Surforama’s shareholders each own 19.4% of TPG, LLC. Safescript is to own and operate the pharmacies. In accordance with the Joint Venture agreement, the minority owner is to contribute $230,000 to fund the start up costs of each new pharmacy. As of November 30, 2003, the minority owner has contributed a total of $448,000 in cash to the Joint Venture. eRXSYS is to manage the pharmacy operations in the Joint Venture. In October 2003, Surforama changed its name to eRXSYS, Inc.

eRXSYS, Inc., Safescript and Joint Venture are hereinafter collectively referred to as the "Company".

Termination of Development Stage Activities

Effective October 2003, the Company commenced its planned principal operations, when its first pharmacy located in Southern California was opened. As a result, management has determined that the Company is no longer in the development stage. All references to cumulative financial statements have been eliminated in the accompanying consolidated financial statements.

F7

e RXSYS, INC. AND SUBSIDIARIES
(Formerly Known As Surforama.com, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended November 30, 2003 and 2002

______________________________________________________________________________________________________________________

1. ORGANIZATION (continued)

Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As of November 30, 2003, the Company had an accumulated deficit of approximately $1,781,000, recurring losses from operations and negative cash flow from operating activities of approximately $625,000.

The Company intends to fund operations through increased sales and debt and equity financing arrangements, which maybe insufficient to fund its capital expenditures, working capital or other cash requirements for the year ending December 31, 2004 (on February 2, 2004, the Company filed on Form 8-K with the Securities and Exchange Commission ("SEC"), a change of its fiscal year end from November 30 to December 31.)

Thereafter, the Company will be required to seek additional funds to finance its long-term operations. The successful outcome of future financing activities cannot be determined at this time and there is no assurance that if achieved, the Company will have sufficient funds to execute its intended business plan or generate positive operating results.

In response to these problems, management has taken the following actions:
  The Company is opening new pharmacies.
  The Company is aggressively signing up new physicians.
  The Company is seeking investment capital through the public markets.

These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments related to recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

F8

e RXSYS, INC. AND SUBSIDIARIES
(Formerly Known As Surforama.com, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended November 30, 2003 and 2002

______________________________________________________________________________________________________________________

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The summary of significant accounting policies presented below is designed to assist in understanding the Company's consolidated financial statements. Such consolidated financial statements and accompanying notes are the representations of the Company’s management, who is responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America ("GAAP") in all material respects, and have been consistently applied in preparing the accompanying consolidated financial statements.

Principles of Consolidation

The consolidated financial statements include the accounts of eRXSYS, Inc., its wholly owned subsidiary, Safescript, and its 51% owned Joint Venture. The Company has the ability to exercise control over the Joint Venture. All significant inter-company accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant estimates made by management are, among others, potential third party contractual adjustments, current and deferred taxes, the deferred tax asset valuation allowance, and realization of inventories and long-lived assets. Actual results could materially differ from these estimates.

Concentrations of Credit Risks

The financial instruments that potentially expose the Company to a concentration of credit risk principally consist of cash. The Company places its cash with high credit quality institutions.

From time to time the Company maintains cash balances at certain financial institutions in excess of the Federal Deposit Insurance Corporation ("FDIC") limit of $100,000. At November 30, 2003, such balances in excess of the FDIC limit were approximately $883,000.

F9

e RXSYS, INC. AND SUBSIDIARIES
(Formerly Known As Surforama.com, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended November 30, 2003 and 2002

______________________________________________________________________________________________________________________

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Concentrations of Credit Risks (continued)

The Company’s leased stores are subject to licensing and regulation by the health, sanitation, safety, building and fire agencies in the state or municipality where located. Difficulties or failures in obtaining or maintaining the required licensing or approvals could prevent the continued operation of such stores. Management believes that the Company is operating in substantial compliance with all applicable laws and regulations.

The Company currently purchases 82% and 16% of its inventory of prescription drugs from two wholesale drug vendors. Management believes that the wholesale pharmaceutical and non-pharmaceutical distribution industry is highly competitive because of the consolidation of the retail pharmacy industry and the practice of certain large retail pharmacy chains to purchase directly from product manufacturers. Although management believes the Company could obtain its inventory through another distributor at competitive prices and upon competitive payment terms if the Company’s relationships with the wholesale drug vendor were terminated, there can be no assurance that the of such a relationship would not adversely affect the Company.

The Company has a geographic concentration since it is licensed to operate Safescript Pharmacies only in California, Oregon, Washington and Alaska. See Note 4 for additional information about the Company’s license.

The Company’s pharmacies sell highly regulated and high-risk drugs that are prescribed by physicians who sign up for automated prescription-writing technology. The Company’s business may be directly affected by the number of physicians it is able to sign up.

Risks and Uncertainties

The Company operates in a highly competitive industry that is subject to intense competition. The Company has a limited operating history and has not yet generated significant revenue from its business operations. As a new operating entity, the Company faces risks and uncertainties relating to its ability to successfully implement its business strategy. Among other things, these risks include the ability to develop and sustain revenue growth; managing expanding operations; competition; attracting, retaining and motivating qualified personnel; maintaining and developing new strategic relationships; and the ability to anticipate and adapt to the changing markets and any changes in government regulations. Therefore, the Company may be subject to the risks of delays in obtaining or failing to obtain regulatory clearance and other uncertainties, including financial, operational, technological, regulatory and other risks associated with an emerging business, including the potential risk of business failure.

F10

e RXSYS, INC. AND SUBSIDIARIES
(Formerly Known As Surforama.com, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended November 30, 2003 and 2002

______________________________________________________________________________________________________________________

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Governmental Regulations

The pharmacy business is subject to extensive and often changing federal, state and local regulations, and our pharmacies are required to be licensed in the states in which they are located or do business. While management continuously monitors the effects of regulatory activity on the Company’s operations and we currently have a pharmacy license for each pharmacy the Company operates, the failure to obtain or renew any regulatory approvals or license could adversely affect the continued operations of the Company’s business.

The Company is also subject to federal and state laws that prohibit certain types of direct and indirect payments between healthcare providers. These laws, commonly known as the fraud and abuse laws, prohibit payments intended to induce or encourage the referral of patients to, or the recommendation of, a particular provider or items or services. Violation of these laws can result in a loss of licensure, civil and criminal penalties and exclusion from various federal and state healthcare programs.

The Company expands considerable resources in connection with compliance efforts. Management believes that the Company is in material compliance with federal and state regulations applicable to its business.

The Company is also impacted by the Health Insurance Portability and Accountability Act of 1996 ("HIPAA"), which mandates, among other things, the adoption of standards to enhance the efficiency and simplify the administration of the healthcare system. HIPAA requires the Department of Health and Human Services to adopt standards for electronic transactions and code sets for basic healthcare transactions such as payment and remittance advice ("transaction standards"); privacy of individually identifiable healthcare information ("privacy standards"); security and electronic signatures ("security standards"), as wells as unique identifiers for providers, employers, health plans and individuals; and enforcement. The Company is required to comply with these standards and is subject to significant civil and criminal penalties for failure to do so. Management believes the Company is in material compliance with these standards. There can be no assurance, however, that future changes will not occur which the Company may not be, or may have to incur significant costs to be, in compliance with any new standards or regulations. Management anticipates that federal and state governments will continue to review and assess alternate healthcare delivery system, payment methodologies and operational requirements for pharmacies. Given the continuous debate regarding the cost of healthcare services, management cannot predict with any degree of certainty what additional healthcare initiatives, if any, will be implemented or the effect any future legislation or regulation will have on the Company.

F11

e RXSYS, INC. AND SUBSIDIARIES
(Formerly Known As Surforama.com, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended November 30, 2003 and 2002

______________________________________________________________________________________________________________________

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or estimated market, and consist primarily of pharmaceutical drugs. Market is determined by comparison with recent sales or net realizable value. Such net realizable value is based on management’s forecasts for sales of the Company’s products or services in the ensuing years and/or consideration and analysis of changes in customer base, product mix, payor mix, third party insurance reimbursement level or other issues that may impact the estimated net realizable value. Should the demand for the Company’s products prove to be significantly less than anticipated, the ultimate realizable value of the Company’s inventories could be substantially less than reflected in the accompanying consolidated balance sheet.

Property and Equipment

Property and equipment are stated at cost, and are being depreciated using the straight-line method over the estimated useful lives of the related assets, which generally range between three and five years. Leasehold improvements are amortized on a straight-line basis over the shorter of the estimated useful lives of the assets or the remaining lease terms. The Company has assumed that leases with terms of less than five years will be renewed and has used the estimated renewal time frame for amortization purposes. Maintenance and repairs are charged to expense as incurred. Significant renewals and betterments are capitalized. At the time of retirement, other disposition of property and equipment or termination of a lease, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in results of operations.

Long-Lived Assets

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. If the cost basis of a long-lived asset is greater than the projected future undiscounted net cash flows from such asset (excluding interest), an impairment loss is recognized. Impairment losses are calculated as the difference between the cost basis of an asset and its estimated fair value. SFAS No. 144 also requires companies to separately

F12

e RXSYS, INC. AND SUBSIDIARIES
(Formerly Known As Surforama.com, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended November 30, 2003 and 2002

______________________________________________________________________________________________________________________

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Long-Lived Assets (continued)

report discounted operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment or in a distribution to owners) or is classified as held for sale. Assets to be disposed of are reported at the lower of the carrying amount or the estimated fair value less costs to sell. The provision of this statement for assets held for sale or other disposal generally are required to be applied prospectively after the adoption date to newly initiated commitments to sell such assets, as defined, by management. As a result, management cannot determine the potential effects that adoption of SFAS No. 144 will have on its consolidated financial statements with respect to future disposal decision, if any. As of November 30, 2003, management, principally based on a third party valuation of the Company’s intangible assets, has determined that no such impairment exists and therefore, no adjustments have been made to the carrying values of long-lived assets. There can be no assurance, however, that market conditions will not change or demand for the Company’s services and products will continue which could result in impairment of long-lived assets in the future.

Business Combinations

SFAS No. 141, "Business Combinations," which is effective for transactions initiated after June 30, 2001, eliminates the pooling of interest method of accounting for business combinations and requires that all business combinations occurring after July 1, 2001 be accounted for using the purchase method. The adoption of SFAS No. 141 did not have an impact on the Company’s consolidated financial statements.

Emerging Issues Task Force ("EITF") No. 98-3, " Determining Whether a Nonmonetary Transaction Involves Receipt of a Productive Asset or of a Business, " defines the elements necessary to evaluate whether a business has been received in a nonmonetary exchange transaction. EITF 98-3 defines a business as a self-sustaining integrated set of activities and assets conducted and managed for the purpose of providing a return to investors. A business consists of (a) inputs, (b) processing applied to those inputs, and (c) resulting outputs that are used to generate revenues. Pursuant to EITF 98-3, since the acquisition of certain assets (See Note 4) did not have all the required elements to be considered the acquisition of a business, the Company recorded the transaction as an asset purchase.

F13

e RXSYS, INC. AND SUBSIDIARIES
(Formerly Known As Surforama.com, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended November 30, 2003 and 2002

______________________________________________________________________________________________________________________

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Goodwill and Intangible Assets

SFAS No. 142, "Goodwill and Other Intangible Assets", which is effective for fiscal years beginning after December 15, 2001, addresses how intangible assets that are acquired individually or with a group of other assets should be accounted for in the financial statements upon their acquisition and after they have been initially recognized in the financial statements. SFAS No. 142 requires that goodwill and intangible assets that have indefinite useful lives not be amortized but rather be tested at least annually for impairment, and intangible assets that have finite useful lives be amortized over their estimated useful lives. SFAS No. 142 provides specific guidance for testing goodwill and intangible assets that will not be amortized for impairment. In addition, SFAS No. 142 expands the disclosure requirements about goodwill and other intangible assets in the years subsequent to their acquisition. Impairment losses for goodwill and indefinite-life intangible assets that arise due to the initial application of SFAS No. 142 are to be reported as a change in accounting principle. The adoption of SFAS No. 142 did not have a material effect on the Company’s consolidated financial statements.

Revenue Recognition

The Company generates revenue from prescription drug sales which are reimbursable by third-party insurance carriers and government agencies. The Company’s ultimate expected revenue may be adjusted for contractual allowances by these third-party insurance carriers and/or government agencies and are adjusted to actual as cash is received and charges are settled. The Company is in the process of monitoring its revenues from these sources and is creating several criteria in developing a historical trend analysis based on actual claims paid in order to estimate these potential contractual allowances on a monthly basis. As the Company is considered to be in the startup stage and has a lack of operational history, the Company is unable to determine the fixed settlement of such revenue. Therefore, the Company is recognizing revenue on a cash basis until such time as management has developed the history and trends to estimate potential contractual adjustments. On an accrual basis, the Company would have recorded additional revenue of approximately $12,000 for the period ended November 30, 2003.

The Company accounts for shipping and handling fees and costs in accordance with EITF 00-10 " Accounting for Shipping and Handling Fees and Costs." Such fees and costs are immaterial to the operations of the Company.

F14

e RXSYS, INC. AND SUBSIDIARIES
(Formerly Known As Surforama.com, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended November 30, 2003 and 2002

______________________________________________________________________________________________________________________

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Advertising

The Company expenses the cost of advertising when incurred. Advertising costs for the years ended November 30, 2003 and 2002 were immaterial to the consolidated financial statements, and are included in selling, general and administrative expenses in the accompanying consolidated statement of operations.

Income Taxes

The Company accounts for income taxes under the provisions of SFAS No. 109, " Accounting for Income Taxes" .  SFAS No. 109 requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns.  Under this method deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates for the year in which the differences are expected to reverse (See Note 7).

Comprehensive Income

The Company reports comprehensive income in accordance with SFAS No. 130, " Reporting Comprehensive Income".   SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components.  SFAS No. 130 requires unrealized holding gains and losses, net of related tax effects, on available for sale securities to be included in comprehensive income until realized.  Translation gains or losses are also included in comprehensive income in the accompanying consolidated statements of stockholders’ equity (deficit) and comprehensive loss. For the period ended November 30, 2003, the Company had no foreign sales and does not expect to have any in 2004.

F15

e RXSYS, INC. AND SUBSIDIARIES
(Formerly Known As Surforama.com, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended November 30, 2003 and 2002

______________________________________________________________________________________________________________________

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Fair Values of Financial Instruments

SFAS No. 107 " Disclosures about Fair Value of Financial Instruments " requires disclosure of fair value information about financial instruments when it is practicable to estimate that value. Management believes that the carrying amounts of the Company’s financial instruments, consisting primarily of cash, accounts payable and accrued liabilities approximated their fair values as of November 30, 2003, due to their short-term nature.

The fair value of related party transactions are not determinable due to their related party nature.

Segment Information

The Company discloses information regarding segments in accordance with SFAS No. 131 " Disclosure about Segments of an Enterprise and Related Information".   SFAS No. 131 establishes standards for reporting of financial information about operating segments in annual financial statements and requires reporting selected information about operating segments in interim financial reports.  As of November 30, 2003, the Company operates only one store in the state of California, which represents the only segment that the Company has as of that date.

Stock Based Compensation

The Company accounts for stock-based compensation issued to employees using the intrinsic value based method as prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock issued to Employees." Under the intrinsic value based method, compensation expense is the excess, if any, of the fair value of the stock at the grant date or other measurement date over the amount an employee must pay to acquire the stock. Compensation expense, if any, is recognized over the applicable service period, which is usually the vesting period.

SFAS No. 123, "Accounting for Stock-Based Compensation," if fully adopted, changes the method of accounting for employee stock-based compensation to the fair value based method. For stock options and warrants, fair value is determined using an option pricing model that takes into account the stock price at the grant date, the exercise price, the expected life of the option or warrant, stock volatility and the annual rate of quarterly dividends. Compensation expense, if any, is recognized over the applicable service period, which is usually the vesting period.

F16

e RXSYS, INC. AND SUBSIDIARIES
(Formerly Known As Surforama.com, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended November 30, 2003 and 2002

______________________________________________________________________________________________________________________

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Stock Based Compensation (continued)

The adoption of the accounting methodology of SFAS No. 123 is optional and the Company has elected to account for stock-based compensation issued to employees using APB No. 25; however, pro forma disclosures, as if the Company adopted the cost recognition requirement under SFAS No. 123, are required to be presented. For stock-based compensation issued to non-employees, the Company uses the fair value method of accounting under the provisions of SFAS No. 123.

FASB Interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB 25," clarifies the application of APB No. 25 for (a) the definition of employee for purpose of applying APB No. 25, (b) the criteria for determining whether a plan qualifies as a non-compensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. Management believes that the Company accounts for transactions involving stock compensation in accordance with FIN 44.

SFAS No. 148, " Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of SFAS No. 123 ," was issued in December 2002 and is effective for fiscal years ending after December 15, 2002. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. At November 30, 2003 the Company has one stock-based employee compensation plan which is described more fully in Note 8. As of November 30, 2003, there were no options granted under the plan.

Basic and Diluted Loss Per Common Share

The Company computes loss per common share using SFAS No. 128 " Earnings Per Share ". Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding for the reporting period. Diluted loss per share reflects the potential dilution that could occur if securities or other contracts, such as stock options and warrants to issue common stock, were exercised or converted into common stock. There were no dilutive potential common shares at November 30, 2003 or 2002. Because the Company has incurred net losses and there are no potential common shares, basic and diluted loss per common share are the same.

F17

e RXSYS, INC. AND SUBSIDIARIES
(Formerly Known As Surforama.com, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended November 30, 2003 and 2002

______________________________________________________________________________________________________________________

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recently Issued Accounting Pronouncements

SFAS No. 143, "Accounting for Asset Retirement Obligations," establishes standards associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement is effective for financial statements for fiscal years beginning after June 15, 2002. The adoption of SFAS No. 143 did not have an impact the Company’s consolidated financial statements.

SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," is effective for such activities initiated after December 31, 2002. Activities of this type include restructurings (such as relocation of a business and fundamental reorganizations of a business itself), which may give rise to costs such as contract cancellation provisions, employee relocation and one-time termination costs. SFAS No. 146 prohibits liability recognition based solely on management's intent, and requires that liabilities be measured at estimated fair value. The adoption of SFAS No. 146 did not have an impact on the Company’s consolidated financial statements.

In November 2002, the FASB issued FASB Interpretation ("FIN") No. 45, "Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN No. 45 clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the estimated fair value of the obligation undertaken in issuing the guarantee.

The initial recognition and measurement provisions of FIN No. 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, while the disclosure requirements became applicable in 2002. The Company is complying with the disclosure requirements of FIN No. 45. The other requirements of this pronouncement did not materially affect the Company’s consolidated financial statements.

In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB 51." The primary objectives of FIN No. 46 are to provide guidance on the identification of entities for which control is achieved through means other than voting rights (variable interest entities or "VIEs") and how to determine when and which business enterprise should consolidate the VIE. This new model for consolidation applies to an entity for which either: (1) the equity investors do not have a controlling financial interest; or (2) the equity investment at risk is insufficient to finance that entity’s activities without receiving additional subordinated financial support from other parties. In addition, FIN No. 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures.

F18

e RXSYS, INC. AND SUBSIDIARIES
(Formerly Known As Surforama.com, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended November 30, 2003 and 2002

_____________________________________________________________________________________________________________________

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recently Issued Accounting Pronouncements (continued)

As amended in December 2003, the effective dates of FIN No. 46 for public entities that are small business issuers, as defined ("SBIs"), are as follows: (a) For interests in special-purpose entities: periods ended after December 15, 2003; and (b) For all other VIEs: periods ending after December 15, 2004. The December 2003 amendment of FIN No. 46 also includes transition provisions that govern how an SBI which previously adopted the pronouncement (as it was originally issued) must account for consolidated VIEs. The Company is evaluating the effects of FIN No. 46 (as amended) on its future consolidated financial statements.

In April 2003, the FASB issued SFAS No. 149, "Amendments of Statement 133 on Derivative Instruments and Hedging Activities," which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133. This pronouncement is effective for contracts entered into or modified after June 30, 2003 (with certain exceptions), and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 did not have a material impact on the Company’s consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for how a company classifies and measures certain financial instruments with characteristics of both liabilities and equity, and is effective for public companies as follows: (i) in November 2003, the FASB issued FASB Staff Position ("FSP") FAS 150-3 ("FSP 150-3"), which defers indefinitely (a) the measurement and classification guidance of SFAS No. 150 for all mandatorily redeemable non-controlling interests in (and issued by) limited-life consolidated subsidiaries, and (b) SFAS No. 150’s measurement guidance for other types of mandatorily redeemable non-controlling interests, provided they were created before November 5, 2003; (ii) for financial instruments entered into or modified after May 31, 2003 that are outside the scope of FSP 150-3; and (iii) otherwise, at the beginning of the first interim period beginning after June 15, 2003. The Company adopted SFAS No. 150 (as amended) on the aforementioned effective dates. The adoption of this pronouncement did not have a material impact on the Company’s results of operations or financial condition.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants, and the Securities and Exchange Commission (including the Public Company Accounting Oversight Board) did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

F19

e RXSYS, INC. AND SUBSIDIARIES
(Formerly Known As Surforama.com, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended November 30, 2003 and 2002

_____________________________________________________________________________________________________________________

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Reclassification

Certain amounts in the consolidated financial statements for November 30, 2002 have been reclassified to conform to the November 30, 2003 presentation. Such reclassification had no effect on stockholders’ equity (deficit) as previously reported .

3. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at November 30, 2003:

Furniture and equipment	$21,307
Computer equipment and information systems	25,619
Leasehold improvements	29,362

76,288

Less accumulated depreciation and amortization	(4,022)

$72,266

4. INTANGIBLE ASSETS

On May 27, 2003, the Company acquired the rights to an exclusive license ("License") to operate Safescript Pharmacies in California, Oregon, Washington, and Alaska. The Company acquired the License from RxSystems, a development stage company wholly owned by the current CEO of the Company. The license was originally acquired by RxSystems from Safescript Pharmacies, Inc. (formerly known as RTIN Holdings, INC.)(the "Licensor"). In connection with this transaction, the Company assumed a note payable to RTIN from RxSystems with an outstanding balance of approximately $3,177,000 (see Note 6), executed a new note payable in the amount of $370,000 (see Note 6) with the CEO and paid $37,000 in cash. Soon after assuming the note payable, the Licensor and the Company agreed to convert $2,000,000 of the note payable into 100,000 shares of preferred stock, which were then converted into 4,444,444 shares of restricted common stock of the Company with an estimated fair value of approximately $1,393,000 (see below). The Company recorded the difference of approximately $607,000 (representing the excess of the net book value of the portion of the note payable converted over the estimated fair value of the common stock issued) as a reduction of the purchase price allocated to the acquired asset.

F20

e RXSYS, INC. AND SUBSIDIARIES
(Formerly Known As Surforama.com, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended November 30, 2003 and 2002

______________________________________________________________________________________________________________________

4. INTANGIBLE ASSETS (continued)

In accordance with SFAS 141 and EITF 98-3, the Company had a third-party valuation firm estimate the fair value of the acquired License and the consideration given. Based on this independent valuation, the Company recorded the following amounts, as adjusted, in the accompanying consolidated balance sheet:

License rights	$–
Cost in excess of estimated fair value	2,977,000

Intangible assets	$2,977,000

Consideration:
Note payable	$1,547,000
Common stock	1,393,000
Cash paid	37,000

$2,977,000

5. SHORT-TERM NOTE PAYABLE

During the year ended November 30, 2003, the Company entered into an unsecured note payable ("Note A") with a third party for $15,000. Note A accrues interest at a fixed rate of 5% per annum and matures in March 31, 2004. The Company intends to pay Note A when it matures. At November 30, 2003, the total outstanding principal balance on Note A was $15,000.

6. NOTES PAYABLE TO RELATED PARTY AND A SHAREHOLDER

The Company assumed a note payable ("Note B") of approximately $3,177,000, in connection with the acquisition of a License (See Note 4), of which $2,000,000 was converted into 4,444,444 shares of the Company’s restricted common stock. The remaining balance of approximately $1,177,000 is payable in monthly installments of $25,000 including interest at 5% per annum with a balloon payment of approximately $802,000 due in December 2004. Note B is secured by the License. At November 30, 2003, the total outstanding principal balance on Note B was approximated $1,055,000.

The Company entered into a note payable ("Note C") with a shareholder for $370,000 in connection with the acquisition of a License (see Note 4). Note C accrues interest at a fixed rate of 5% per annum with payments of $10,061 per month commencing January 2004. Note C is secured by the License and matures in May 2007. At November 30, 2003, the total outstanding principal balance on Note C was $370,000.

F21

e RXSYS, INC. AND SUBSIDIARIES
(Formerly Known As Surforama.com, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended November 30, 2003 and 2002

______________________________________________________________________________________________________________________

6. NOTES PAYABLE TO RELATED PARTY AND A SHAREHOLDER (continued)

Principal amounts due on these notes payable consist of the following for the years ending November 30:

2004	$337,765
2005	910,565
2006	114,536
2007	61,716

1,424,582

Less current portion	337,765

$1,086,817

Interest expense for the years ended November 30, 2003 and 2002 was immaterial to the consolidated financial statements.

7. INCOME TAXES

The components of the provision (benefit) for income taxes consists of the following for the years ended November 30:

	2003		2002
Current:
Federal	$–	$
State	–

Total Current	–
Deferred: Federal	–
State	–
Total Deferred
$ –		$

F22

e RXSYS, INC. AND SUBSIDIARIES
(Formerly Known As Surforama.com, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended November 30, 2003 and 2002

_______________________________________________________________________________________________________________________

7. INCOME TAXE S (continued)

The net deferred income tax asset (liability) consists of the following at November 30:

	2003	2002

Net Operating Losses	$620,000	$90,000
Valuation allowance	(620,000)	(90,000)

	–	-
Deferred income tax liabilities	–	-

	$–	$-

Based upon the net operating losses incurred since inception, management has determined that it is more likely than not that the deferred tax assets as of November 30, 2003 and 2002 will not be recognized. Consequently, the Company has established a valuation allowance against the entire deferred tax assets.

As of November 30, 2003, the Company has federal and state net operating losses of approximately $1.5 million that begin to expire in 2022 and 2009 for federal and state purposes, respectively.

The utilization of some or all of the Company’s net operating losses may be severely restricted now or in the future by a significant change in ownership as defined under the provisions of Section 382 of the Internal Revenue Code of 1986, as amended. In addition, utilization of the Company’s California net operating losses for the years beginning in 2002 and 2003 has been suspended under state law.

A reconciliation of income taxes computed at the U.S. Federal Statutory income tax rate to the provision (benefit) for income taxes is as follows:

	2003	2002

U.S. Federal Statutory tax at 34%	$527,000	$75,000
State Taxes, net of federal benefit	93,000	15,000
Valuation Allowance	(620,000)	(90,000)

Provision (benefit) for income taxes	$–	$–

F23

e RXSYS, INC. AND SUBSIDIARIES
(Formerly Known As Surforama.com, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended November 30, 2003 and 2002

______________________________________________________________________________________________________________________

8. EQUITY TRANSACTIONS

Preferred Stock

The Company is authorized to issue 5,000,000 shares of preferred stock with a par value of $0.001 per share. The preferred shares do not have any voting rights or liquidation preferences. As November 30, 2003, no shares of preferred stock were issued or outstanding nor has any class of preferred stock been designated.

Common Stock

In September 2003, the Company issued 4,444,444 shares of restricted common stock to the Licensor in connection with the conversion of $2,000,000 of a certain note payable (see Notes 4 and 6).

During the year ended November 30, 2003, the Company issued 5,323,000 shares of restricted common stock at $0.25 per share in a private placement for $1,330,750 in cash. Subsequent to November 30, 2003, the company issued 46,400 shares of restricted common stock to finders in connection with this private placement.

During the year ended November 30, 2003, the Company issued 4,013,600 shares of restricted common stock to various consultants valued at $1,329,008 (estimated to be the fair value based on the trading prices on the dates of grant), of which $780,000 was recorded as deferred consulting fees in the accompanying consolidated statements of stockholders’ equity (deficit) and comprehensive loss. The Company is amortizing the deferred consulting fees to consulting expense in the accompanying consolidated statements of operations over the periods of service.

In November 2003, the Company agreed to issue 1,000,000 shares of restricted common stock in connection with the extension of certain consulting contracts. In accordance with the agreement, 600,000 shares were issued in November 2003 and the remaining 400,000 shares were issued in December 2003 and January 2004. The estimated fair value of the 1,000,000 shares was $320,000 (estimated to be the fair value based on the trading price on the issuance dates of grant), of which $192,000 was recorded as deferred consulting fees in the accompanying consolidated statements of stockholders’ equity (deficit) and comprehensive loss as of November 30, 2003 for the 600,000 shares issued during the period then ended. The Company will amortize such amount to consulting expense over the periods of service.

As of November 30, 2003, the Company has amortized $120,000 to consulting fees in the accompanying consolidated statements of operations related to these consulting agreements.

F24

e RXSYS, INC. AND SUBSIDIARIES
(Formerly Known As Surforama.com, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended November 30, 2003 and 2002

_____________________________________________________________________________________________________________________

8. EQUITY TRANSACTIONS (continued)

Stock Options

During the year ended November 30, 2003, the Company’s Board of Directors approved an Incentive Stock Option Plan ("ISOP") to grant options to its key personnel. There are two types of options to be granted under the ISOP: i) options intended to qualify as incentive stock options under Section 422 of the Internal Revenue Code ("Qualified Stock Options"), and ii) Options not specifically authorized or qualified for favorable income tax treatment under the Internal Revenue Code ("Non-Qualified Stock Options"). The ISOP is administered by the board of directors or the compensation committee (the "Administrator"). The Company is authorized to grant qualified stock options to any of the Company’s employees or directors.

The purchase price for the shares subject to any option shall be determined by the ISOP Administrator at the time of the grant, but shall not be less than 85% of fair market value per share. Anything to the contrary notwithstanding, the purchase price for the shares subject to any Qualified Stock Option shall not be less than 100% of fair market value of the shares of Common Stock of the Company on the date the stock option is granted. In the case of any Qualified Stock Option granted to an employee who owns stock possessing more than 10% of the total combined voting power of all classes of stock of the Company, or any of its subsidiaries, the option price shall not be less than 110% of the fair market value per share of the common stock of the Company on the date the option is granted.

No option shall be exercisable after the expiration of the earliest of: (a) ten years after the date the option is granted, (b) three months after the date the optionee’s employment with the Company and its subsidiaries terminates, or a non-employee director or consultant ceases to provide services to the Company, if such termination or cessation is for any other reason other than disability or death, (c) one year after the date the optionee’s employment with the Company, and its subsidiaries, terminates, or a non-Employee Director or Consultant ceases to provide services to the Company, if such termination or cessation is a result of death or Disability; provided, however, that the Option agreement for any option may provide for shorter periods in each of the foregoing instances.

The ISOP Administrator has the right to set the time or the times within which each option shall vest or be exercisable and to accelerate the time or times of vesting and exercise; provided however each option shall provide the right to exercise at the rate of at least 20% per year over five years from the date the option is granted. Unless otherwise provided by the ISOP Administrator, each option will not be subject to any vesting requirements.

At November 30, 2003, no options have been granted under the plan.

F25

e RXSYS, INC. AND SUBSIDIARIES
(Formerly Known As Surforama.com, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended November 30, 2003 and 2002

______________________________________________________________________________________________________________________

9. LOSS PER COMMON SHARE

The following is a reconciliation of the numerators and denominators of the basic and diluted loss per common share computations for the years ended November 30:

	2003	2002

Numerator for basic and diluted loss per common share:
Net loss charged to common stockholders	$(1,458,995)	$(216,523)

Denominator for basic and diluted loss per common share:
Weighted average number of shares	24,115,700	19,828,899

Basic and diluted loss per common share	$(0.06)	$(0.01)

10. OTHER RELATED PARTY TRANSACTIONS

During the year ended November 30, 2002, the Company entered into an unsecured note payable ("Note D") to two former shareholders for $140,193. Note D was non-interest bearing and due on demand. During fiscal 2003, such former shareholders assigned their respective right to the receivables from the Company to the CEO when he acquired their ownership interests (see Note 1) In November 2003, the CEO agreed as subsequently amended, in February 2004, to convert the remaining balance of $133,608 into 220,429 shares of the Company’s restricted common stock at a share price of $0.61 (estimated to be the fair value based on the trading price on the dates of grant). Although the amendment was in 2004, due to the original agreement being in the year ending November 30, 2003, the Company treated the shares as issued and outstanding at November 30, 2003.

F26

e RXSYS, INC. AND SUBSIDIARIES
(Formerly Known As Surforama.com, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended November 30, 2003 and 2002

_______________________________________________________________________________________________________________________

11. COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company occupies buildings and retail spaces under various operating lease agreements expiring on various dates through February 2009 with monthly payments ranging from approximately $600 to $2,200. Certain leases include future rental escalations and renewal options.

At November 30, 2003 future minimum payments under operating leases approximated the following for the years ending and thereafter:

2004	$ 76,000
2005	64,000
2006	66,000
2007	67,000
2008	58,000
Thereafter	16,000

$347,000

Total rent expense for the period ended November 30, 2003 was approximately $20,000 and is included in selling, general, and administrative expenses in the accompanying consolidated statement of operations. Rent expense for fiscal 2002 was immaterial to the consolidated financial statements.

Legal Matters

From time to time, the Company may be involved in various claims, lawsuits, disputes with third parties, actions involving allegations or discrimination or breach of contract actions incidental to the normal operations of the business. The Company is currently not involved in any such litigation which management believes could have a material adverse effect on its financial position or result of operations.

The provisions of retail pharmacy services entails an inherent risk of medical and professional malpractice liability. The Company may be named as a defendant in such lawsuits and thus become subject to the attendant risk of substantial damage awards. Management believes the Company has adequate professional and medical malpractice liability insurance coverage. There can be no assurance, however, the Company will not be sued, that any such lawsuit may not exceed our insurance coverage, or that the Company will be able to maintain such coverage at acceptable costs and on favorable terms.

F27

e RXSYS, INC. AND SUBSIDIARIES
(Formerly Known As Surforama.com, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended November 30, 2003 and 2002

______________________________________________________________________________________________________________________

11. COMMITMENTS AND CONTINGENCIES (continued)

Other Commitments

Pursuant to the License (See Note 4) the Company is required to pay $20,000 per store opening and monthly royalty fees of 4% on gross revenue from pharmacy sales. As of and for the year ended November 30, 2003, such royalty fees were immaterial to the consolidated financial statements.

12. SIGNIFICANT FOURTH QUARTER ADJUSTMENTS

During the foutrth quarter of fiscal 2003, the Company recorded certain adjustments (as described below), which affected the originally reported results of operations for the quarter ended August 31, 2003. The Company recorded an adjustment relating to the amortization of intangible assets (See Note 4). Such adjustment was to reverse the entire amortization expense of $44,800 that was recorded in the third quarter of fiscal 2003.

The Company recorded an adjustment relating to amortization of prepaid insurance expense. Such adjustment was to capitalize $24,225 that was expensed in the third quarter of fiscal 2003.

The Company recorded an adjustment to compensation expense related to issuing restricted stock in the third fiscal quarter. Such an adjustment was to reduce compensation expense by $27,562 which was recorded in error.

The following table illustrates the impact of the above adjustments on net losses as previously reported:

Quarter ended August 31, 2003 (Unaudited)

Net loss as previously reported	$(725,131)

Adjustments to reduce expenses	96,587

Adjusted net loss	$(628,544)

The above adjustments decreased the loss per common share from $0.034 to $0.029.

F28

e RXSYS, INC. AND SUBSIDIARIES
(Formerly Known As Surforama.com, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended November 30, 2003 and 2002

______________________________________________________________________________________________________________________

13. SUBSEQUENT EVENTS (UNAUDITED)

In February 2004, the Licensor announced that it has been notified that the SEC may commence an enforcement action against the Licensor and certain executive officers of the Licensor for alleged violation of the Securities Act of 1933 and the Securities Exchange Act of 1934. The Company is a separate legal entity from the Licensor and has not been named in the investigation. Management does not believe that the investigation will have an adverse effect on the Company’s pharmacy operations which receive technology support and call center support from the Licensor’s wholly-owned subsidiary, SafeMed Sytems, Inc. ("SafeMed"). Pursuant to the License agreement, the Licensor is required to place in escrow (1) a working copy of all software used by SafeMed and Safescript and (2) copies of all systems descriptions, patents, patent applications, and hardware specifications for Safescript Pharmacies. If the Licensor is in material default under the terms of the license agreement, and that default continues for longer than 72 hours, the Company is entitled to possession of all escrowed materials. If the Licensor is in material default under any other term of the license agreement for a period of 30 days, the Company is entitled to possession of all escrowed materials. As of March 2004, monthly installments of $25,000 for the note payable due to the Licensor (Note B - Note 6) are two months in arrears.  The company is negotiating the return of certain shares of restricted common stock issued to the Liensor to retire $2,000,000 of a not payable (See Notes 4 and 6).

To further mitigate the risk of disruption to pharmacy operations, the Company is evaluating additional technologies in the event that SafeMed is unable to fulfill its contractual obligation and/or the application source code is unavailable.

In November 2003, the Company exercised an option with the Licensor to acquire the exclusive licensing rights for the State of Florida ("Florida License"). The Florida License grants the Company exclusive right to exploit a pharmaceutical management system, including patent-pending software and proprietary operating methodologies in the State of Florida. In consideration for exercising this option, the Company made a non-refundable payment to the Licensor in the amount of $50,000 which was expensed in fiscal 2003 and is included in other expense in the accompanying consolidated statements of operations. This payment to exercise the option applies toward the purchase price of the Florida License. In February 2004, the Company’s management decided not to acquire the Florida License. As a result, the Company is not obligated to take any further action or make any additional payments.

F29

e RXSYS, INC. AND SUBSIDIARIES
(Formerly Known As Surforama.com, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended November 30, 2003 and 2002

______________________________________________________________________________________________________________________

13. SUBSEQUENT EVENTS (UNAUDITED) (continued)

Subsequent to the year ended November 30, 2003, the Company is continuing leasehold improvements on its second pharmacy located in Riverside, California. The anticipated opening date of this pharmacy is April 2004. The lease for the Company’s third pharmacy located in Kirkland, Washington was signed in January 2004. The Company has not commenced leasehold improvements for the Kirkland, Washington location.

In December 2003, the Company issued 74,600 shares of restricted common stock to a consultant for services valued at approximately $32,000 (estimated to be the fair value based on the trading price on the date of grant).

In December 2003, the Company issued 469,549 shares of restricted common stock to employees and directors in lieu of benefit reimbursements relating to the period from August through December 2003. Such shares were valued at approximately $195,000 (estimated to be the fair value based on the trading price on the date of grant).

In December 2003, the Company issued two executives 500,000 shares of restricted common stock each. Such shares were valued at approximately $400,000 (estimated to be the fair value based on the trading price on the date of grant).

F30

ITEM 8: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

In a Current Report on Form 8-K filed on October 30, 2003, we disclosed that our former auditor, Morgan & Company, resigned. On October 28, 2003, we engaged Squar, Milner, Reehl & Williamson, LLP as our new auditor. The decision to change auditors was approved by our board of directors. We did not have any disagreements with our former auditor on any matter of accounting principles or practices, disclosure, or auditing scope or procedure.

ITEM 8A: CONTROLS AND PROCEDURES

The Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of November 30, 2003. This evaluation was carried out under the supervision and with the participation of the Company's management, including Mr. David Parker, the Company's Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were of limited effectiveness.

The Company was in the infancy stages of its business operations and had limited resources available to plan, develop, and implement disclosure and procedure controls and other procedures that are designed to ensure that information required to be disclosed in the Company’s periodic reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the Company’s periodic reports filed under the Exchange Act is accumulated and communicated to management, including the Company's Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Subsequent to November 30, 2003, the Company has hired a Corporate Controller to re-evaluate and revise its existing control policies and procedures and to implement new disclosure controls and procedures. As part of such plan and implementation, the Company is re-evaluating and re-designing and documenting policies and procedures, putting such procedures in operation, and monitoring the effectiveness of the procedures.

PART III

ITEM 9:          DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The following information sets forth the names of our directors and executive officers, their ages and their present positions with the Company as of February 27, 2004. The directors serve for a term of one year or until the next annual meeting of the shareholders. Each officer serves at the discretion of the Board of Directors.

Name	Age	Office(s) Held
David B. Parker	48	Chairman of the Board of Directors, Chief Executive Officer, Chief Financial Officer
A.J. LaSota	60	President and Director
Ron Folse	58	Executive Vice President
Michael Doan	31	Secretary and Treasurer

On April 25, 2003, Mr. David Parker purchased all of the common shares held by Mr. Edward Yau, formerly our President, Chief Executive Officer and a member of our board of directors, and Mr. Hanson, formerly our Vice President, Chief Operating Officer and member of our board of directors. As a result of this purchase, Mr. Parker acquired 59.6% of our common stock issued and outstanding at that time. As a condition to the closing under the Stock Purchase Agreement, our board of directors appointed Mr. Parker as Chief Executive Officer, President and to the board of directors. Following the appointment of Mr. Parker, all of our board members and officers at that time tendered their respective resignations. Following these resignations, Mr. Parker became the sole officer and director of the Company.

On July 7, 2003, Mr. Parker resigned as President and the board appointed A.J. LaSota to serve as our President and as a member of our board of directors. Mr. Parker still remains a member of our board of directors and our Chief Executive Officer. Our board has also appointed Ron Folse to serve as Executive Vice-President and Michael Doan to serve as Secretary and Treasurer.

Set forth below is a brief description of the background and business experience of each of our current executive officers and directors.

David B. Parker. Mr. Parker has served as Chief Executive Officer of eRXSYS, Inc. since April 2003. From April 2003 to July 2003, Mr. Parker also served as President of eRXSYS. Mr. Parker founded RxSystems, Inc. in March 2002 and operated as their Chairman and Chief Executive Officer until their dissolution in 2003. From December 2001 to June 2002, Mr. Parker served as a business consultant to RTIN Holdings, Inc., the parent company of Safe Med Systems, Inc. and SafeScript Pharmacy, Inc. Mr. Parker has more than 20 years of experience in the financial, merchant banking, and financial public relations industries. Mr. Parker served as Vice President of Retail Sales for Prudential Securities from November 1989 to December 1991. Mr. Parker launched and operated his own independent consulting practice from January 1991 until December 2001. From August 1983 to February 1988, Mr. Parker was employed at Merrill Lynch Pierce Fenner & Smith, where he rose to the position of executive Vice President. Mr. Parker graduated from Texas Christian University in 1981.

A.J. LaSota . Mr. LaSota was appointed to the Board of Directors and as President of eRXSYS, Inc. in July 2003. From September 1995 to January 2003, Mr. LaSota served as the Vice-President and General Manager of the Metrex Division of Syborn Dental Specialties which is located in Orange, California and traded on the New York Stock Exchange. From 1993 to 1995, Mr. LaSota served a Vice President of Sales and Marketing for Metrex Research Corporation located in Parker, Colorado. In 1990, Mr. LaSota was President and Co-Founder of Endolap, Inc., a business which specializes in selling endoscopy surgical product to hospital operating rooms and outpatient surgery centers in the United States. Since its inception to September 2000, Mr. LaSota served as their Chairman of the Board of Directors. From 1976 to 1990, Mr. LaSota founded and operated A.J. LaSota, Inc., a business which focused on selling specialty surgical products to hospitals and surgery clinics. Mr. LaSota worked in sales for Johnson & Johnson, Inc. from 1967 to 1976. Mr. LaSota graduated from University of Florida, Gainesville in 1965.

Ron Folse. Mr. Folse was appointed as Executive Vice President of eRXSYS, Inc. in July 2003. Prior to joining eRXSYS, Mr. Folse was CEO of Custom Healthcare, Inc., a custom wheelchair company started in 1997 with single office in New Orleans.  Mr. Folse has over 35 years successful experience in direct medical sales, both on a corporate level and as an entrepreneur.  After a five year sales career with Arbrook, Inc., a subsidiary of Johnson & Johnson, Mr. Folse established Ron Folse Sales, Inc., a franchise for R. Wolf Medical Instruments, Corp.  Mr. Folse’s significant contributions included establishing training course centers for surgeons training in the fields of Arthroscopy and Laparoscopic Cholecystectomy. From 1990 to 2000, Mr. Folse co-founded a specialty business targeting physicians involved in frontier endoscopy procedures called Endolap, Inc. Mr. Folse attended Louisiana State University, concentrating core curriculum in management and marketing.

Michael Doan. Mr. Doan was appointed Secretary and Treasurer of eRXSYS, Inc. in January 2004 and also serves as our Corporate Controller. Prior to joining eRXSYS, Mr. Doan was the Assistant Controller in the Tax Compliance division of CCH, INC., a tax and accounting software development company from December 2000 to December 2003, located in Torrance, California. From November 1996 to June 2000 Mr. Doan was employed at various public accounting firms located in Orange County, California. While at the C.P.A. firms, Mr. Doan served as senior auditor for both public and private companies in a wide variety of industries. Mr. Doan is a certified public accountant in the State of California. Mr. Doan was conferred a B.A. of Business Administration with a Concentration in Accounting from California State University, Fullerton in 1996.

Family Relationships

There are no family relationships between or among the directors, executive officers or persons nominated or chosen by the Company to become directors or executive officers.

Involvement in Certain Legal Proceedings

To the best of our knowledge, during the past five years, none of the following occurred with respect to a present or former director, executive officer, or employee of the Company: (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of any competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; and (4) being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Term of Office

Our Directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

Section 16(A) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s directors and executive officers and persons who beneficially owns more than ten percent of a registered class of the Company’s equity securities to file with the SEC initial reports of ownership and reports of change in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. To our knowledge, following persons have failed to file, on a timely basis, the identified reports required by Section 16(a) of the Exchange Act during the most recent fiscal year:

Name and principal position	Number of late reports	Transactions not timely reported	Known failures to file a required form
David Parker, Chief Executive Officer, Chief Financial Officer, and Director	3	3	0
A.J. LaSota, President and Director	1	1	0
Ron Folse, Executive Vice President	2	2	0
Michael Doan, Secretary and Treasurer	0	0	0
Adam King, Former Secretary and Treasurer	1	1	0
Edward Yau, Former President and CEO	0	0	0
Mike Hanson, Former CFO and Secretary	0	0	0

Code of Ethics Disclosure Compliance

As of November 30, 2003, we have not adopted a Code of Ethics for Financial Executives, which include our Company’s principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, as required by sections 406 and 407 of the Sarbanes-Oxley Act of 2002.

We are in the infancy stages of its business operations and have not had resources available or all principal executives in place to properly design and adopt a code of ethics. Subsequent to November 30, 2003, We have hired all if it’s necessary financial executives and are in the process of designing a code of ethics which will be filed with the Security and Exchange Commission.

ITEM 10: EXECUTIVE COMPENSATION

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers for each of the last three completed fiscal years.

		Annual Compensation				Long Term Compensation
Name	Title	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Awarded ($)	Options/ SARs (#)	LTIP Payouts ($)	All Other Compensation ($)
David Parker	CEO, CFO, and Director	2003 2002 2001	33,923 n/a n/a	0 n/a n/a	0 n/a n/a	144,000 n/a n/a	0 n/a n/a	0 n/a n/a	0 n/a n/a
A.J. LaSota	President and Director	2003 2002 2001	29,400 n/a n/a	0 n/a n/a	0 n/a n/a	129,600 n/a n/a	0 n/a n/a	0 n/a n/a	0 n/a n/a
Ron Folse	Executive Vice-President	2003 2002 2001	24,877 n/a n/a	0 n/a n/a	0 n/a n/a	105,600 n/a n/a	0 n/a n/a	0 n/a n/a	0 n/a n/a
Adam King	Former Vice President of Finance	2003 2002 2001	37,608 n/a n/a	0 n/a n/a	0 n/a n/a	68,928 n/a n/a	0 n/a n/a	0 n/a n/a	0 n/a n/a
Edward Yau	Former President, CEO, Director	2003 2002 2001	0 2,400 17,420	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0
Michael Hanson	Former Vice-President, COO,CFO Director	2003 2002 2001	0 0 18,714	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0
Gregory Yanke	Former Secretary and Director	2003 2002 2001	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0

We have two Directors, David Parker and A.J. LaSota. Their compensation is included in the table above.

On September 5, 2003, we entered into verbal agreements with our officers and issued shares of common stock each of them in settlement of accrued consulting and salary expense for the period of March 2003 through July 2003. The shares issued were valued at $0.48 per share, the estimated fair value at the date of the agreement.

  David Parker was issued 300,000 shares of restricted common stock valued at $144,000
  A.J. LaSota was issued 270,000 shares of restricted common stock valued at $129,600
  Ron Folse was issued 220,000 shares of restricted common stock valued at $105,600
  Adam King was issued 143,600 shares of restricted common stock valued at $68,928
22

Subsequent to the reporting period on December 20, 2003, we entered into agreements with our officers to reduce their salaries and discontinue any automobile allowances for the period of time from December 20, 2003 until such time as determined by our board of directors. As a part of these agreements, David Parker’s annual salary was reduced from $180,000.00 to $135,000.00, A.J. LaSota’s annual salary was reduced from $156,000.00 to $117,000.00, and Ron Folse’s annual salary was reduced from $132,000.00 to $99,000.00.

Incentive Stock Options

During the year ended November 30, 2003, our Board of Directors approved an Incentive Stock Option Plan ("ISOP") to grant options to its key personnel. There are two types of options to be granted under the ISOP: i) options intended to qualify as incentive stock options under Section 422 of the Internal Revenue Code ("Qualified Stock Options"), and ii) Options not specifically authorized or qualified for favorable income tax treatment under the Internal Revenue Code ("Non-Qualified Stock Options"). The ISOP is administered by the board of directors or the compensation committee (the "Administrator"). We are authorized to grant qualified stock options to any of our employees or directors.

The purchase price for the shares subject to any option shall be determined by the ISOP Administrator at the time of the grant, but shall not be less than 85% of fair market value per share on the date the option is granted. Anything to the contrary notwithstanding, the purchase price for the shares subject to any Qualified Stock Option shall not be less than 100% of fair market value of the shares of our Common Stock on the date the option is granted. In the case of any Qualified Stock Option granted to an employee who owns stock possessing more than 10% of the total combined voting power of all classes of our stock, or any of our subsidiaries, the option price shall not be less than 110% of the fair market value per share of our common stock on the date the option is granted.

No option shall be exercisable after the expiration of the earliest of: (a) ten years after the date the option is granted, (b) three months after the date the optionee’s employment with us and our subsidiaries terminates, or a non-employee director or consultant ceases to provide services to us, if such termination or cessation is for any other reason other than disability or death, or (c) one year after the date the optionee’s employment with us, and its subsidiaries, terminates, or a non-employee eirector or Consultant ceases to provide services to us, if such termination or cessation is a result of death or Disability; provided, however, that the Option agreement for any option may provide for shorter periods in each of the foregoing instances.

The ISOP Administrator has the right to set the time or the times within which each option shall vest or be exercisable and to accelerate the time or times of vesting and exercise; provided however each option shall provide the right to exercise at the rate of at least 20% per year from the date the option is granted. Unless otherwise provided by the ISOP Administrator, each option will not be subject to any vesting requirements.

At November 30, 2003, no options have been granted under ISOP.

ITEM 11: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our shares of common stock at February 27, 2004 by (i) each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock, (ii) each of our directors, (iii) our executive officers, and (iv) by all directors and executive officers as a group. Each person named in the table, has sole voting and investment power with respect to all shares shown as beneficially owned by such person.

Title of class	Name and address of beneficial owner	Amount of beneficial ownership	Percent of class
Common	David Parker P.O. Box 470977 Ft. Worth, Texas 76147-0977	9,560,369	25.98%
Common	A.J. LaSota 18662 MacArthur Blvd. Suite #200-15 Irvine, California 92612	1,894,861	5.15%
Common	Ron Folse 18662 MacArthur Blvd. Suite #200-15 Irvine, California 92612	1,829,353	4.97%
Total of all directors and executive officers		13,284,583	36.1%
Common	RTIN Holdings, Inc. 911 West Loop 281 Suite 408 Longview, Texas 75604	4,444,444	12.08%
Grand Total		17,729,027	48.18%

The percent of class is based on 36,804,092 shares of common stock issued and outstanding as of February 27, 2004.

As used in this table, "beneficial ownership" means the sole or shared power to vote, or to direct the voting of, a security, or the sole or shared investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of, a security). In addition, for purposes of this table, a person is deemed, as of any date, to have "beneficial ownership" of any security that such person has the right to acquire within 60 days after such date.

Securities Authorized for Issuance Under Equity Compensation Plans

Equity Compensation Plans as of November 30, 2003
	A	B	C
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and right	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (A))
Equity compensation plans approved by security holders	5,520,613	–	5,520,613
Equity compensation plans not approved by security holders	–	–	–
Total	5,520,613	–	5,520,613

ITEM 12: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Except as disclosed below, none of our directors or executive officers, nor any proposed nominee for election as a director, nor any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to all of our outstanding shares, nor any members of the immediate family (including spouse, parents, children, siblings, and in-laws) of any of the foregoing persons has any material interest, direct or indirect, in any transaction since our incorporation or in any presently proposed transaction which, in either case, has or will materially affect us.

1.     Our Chief Executive Officer, David Parker, also founded RxSystems in March 2002. On March 27, 2003, RxSystems assigned to us the exclusive license for use of a wireless, electronic prescription-writing/transmitting device in select population centers throughout California, Oregon,
         Washington and Alaska. We also agreed to reimburse Mr. Parker $370,000 for personal monies advanced by Mr. Parker to secure the License.
         These funds plus five percent (5%) interest per annum are due and payable in full to Mr. Parker on December 31, 2007.

2.      On November 27, 2003, we entered into an agreement with David Parker, our Chief Executive Officer, to cancel debt owed to him and represented on our financial statements as "Advances due to a shareholder." In exchange for Mr. Parker releasing and forever discharging us from all liability associated with this debt, we agreed to transfer, assign, and convey all of our rights under the exclusive license granted by RTIN solely for the consolidated statistical metropolitan area of Fresno, California. As a part of this agreement, we will continue to make all payments under the license agreement, including those owed on the Frenso market, until the current existing obligation to RTIN for this license regarding the consolidated statistical metropolitan area

               of Fresno, California is fully paid. Subsequent to this reporting period on February 16, 2004, we entered into an agreement with Mr. Parker and amended this agreement. As a result of this amendment to the agreement, Mr. Parker received 220,429 shares of our common stock in exchange for releasing and forever discharging us from all liability associated with this debt. Mr. Parker then relinquished to the company all of his rights under the exclusive license granted by RTIN solely for the consolidated statistical metropolitan area of
         Fresno, California.

       3.     On April 24, 2003, we entered into an agreement with TPG Partners, L.L.C. (TPG) for the purpose of funding the establishment and operations of pharmacies located within territories covered under the licensing agreement with RTIN. In furtherance of this agreement, on or about May 28,
               2003 TPG and we formed Safescript Pharmacies of California, L.L.C., a Louisiana limited liability company. Ron Folse, our Executive Vice
               President, and A.J. LaSota, our President and Director, are general partners in TPG. As of November 30, 2003, TPG has funded $448,000 for two of our pharmacy locations in Orange County and Riverside County, California.

ITEM 13: EXHIBITS AND REPORTS ON FORM 8-K

  Exhibits

Exhibit Number	Description
2.1	License Agreement Between RTIN Holdings, Inc. and RxSystems, Inc. (1)
2.2	Assignment of RTIN Holdings, Inc. License from RxSystems, Inc. to Surforama.com, Inc. (2)
2.3	Amendment to License Agreement (3)
2.4	Agreement for Payment Pursuant to Assignment of License (4)
3.1	Articles of Incorporation (5)
3.2	Articles of Incorporation as Amended
3.3	Bylaws as Amended
4.1	Second Amendment to License Agreement Regarding Conversion of Series A Preferred Stock (7)
4.2	Cancellation of Debt and A ssignment of Agreement for CMSA of Fresno, California
4.3	Amendment to Cancellation of Debt and A ssignment of Agreement for CMSA of Fresno, California
10.1	2003 Stock Option Plan of Surforama.com, Inc. dated July 28, 2003 (8)
16.1	Letter From Morgan & Company, Former Accountant (9)
31.	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-114(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
  Incorporated by reference from Exhibit 2.1 of the registrant’s Form 8-K filed May 28, 2003
  Incorporated by reference from Exhibit 2.2 of the registrant’s Form 8-K filed May 28, 2003
  Incorporated by reference from Exhibit 2.3 of the registrant’s Form 8-K filed July 21, 2003
  Incorporated by reference from Exhibit 2.4 of the registrant’s Form 8-K filed July 21, 2003
  Incorporated by reference from Exhibit 3.1 of the registrant’s Form SB-2 filed December 6, 2000
  Incorporated by reference from Exhibit 4.1 of the registrant’s Form 10-QSB for the quarterly period ended August 31, 2003
  Incorporated by reference from the Registrant’s Definitive Proxy Statement on Schedule 14A filed August 12, 2003
  Incorporated by reference from Exhibit 16.1 of the registrant’s Form 8-K file October 30, 2003

b.       Reports on Form 8-K

On October 30, 2003, we filed a Current Report on Form 8-K to disclose that Morgan & Company resigned as our principal accountant and we engaged Squar, Milner, Reehl & Williamson, LLP to act as our principal accountants.

Subsequent to this reporting period on December 30, 2003, we filed a Current Report on Form 8-K to disclose that we exercised an option with RTIN to acquire the exclusive licensing rights to exploit a pharmaceutical management system for the State of Florida.

Subsequent to this reporting period on February 2, 2004, we filed a Current Report on Form 8-K to disclose that we decided to change our fiscal year end from November 30 and adopt December 31 as our new fiscal year end. The 10QSB for the three months ended March 31, 2004 will also cover and incorporate the transition period.

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed by our auditors for professional services rendered in connection with the audit of our annual consolidated financial statements for the fiscal years ended November 30, 2002 and 2003 were $3,500 and $30,000 respectively.

Audit-Related Fees

Our auditors did not bill any additional fees for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements.

Tax Fees

The aggregate fees billed by our auditors for professional services for tax compliance, tax advice, and tax planning were $0 and $0 for the fiscal years ended November 30, 2002 and 2003.

All Other Fees

The aggregate fees billed by our auditors for all other non-audit services, such as attending meetings and other miscellaneous financial consulting, for the fiscal years ended November 30, 2002 and 2003 were $0 and $0 respectively.

SIGNATURES

Pursuant to the requirements of Section 13 and 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

eRXSYS, Inc.

By:             /s/ David Parker
David Parker
Chief Executive Officer, Chief Financial Officer, & Director
Date: March 15, 2004

