Form 10KSB/A
period 2003-11-30
ERXSYS INC
filed 2004-03-23
CIK 1100592

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB/A

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

Explanatory Note

The purpose of this amendment is to include in the Form 10-KSB the Former Auditor’s Report on the consolidated statements of operations, cash flows, and stockholders’ equity for the year ended November 30, 2002. The Former Auditor’s Report was inadvertently omitted from the Form 10-KSB originally filed on March 16, 2004.

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

Assignment of Safescript Pharmacies, Inc. (formerly known as RTIN Holdings, Inc.) License

Our current CEO founded RxSystems, Inc. ("RxSystems") in March 2002. In March 2002, RxSystems acquired from the Licensor the exclusive licensing rights to operate Safescript Pharmacies throughout California, Oregon, Washington and Alaska. On March 27, 2003, RxSystems assigned to us all of their rights under this exclusive license . In exchange, we agreed to indemnify RxSystems for any claims with respect to the License against RxSystems in any amount now or in the future. Subsequent to this assignment, RxSystems, Inc. filed articles of dissolution with the Nevada Secretary of State. We also agreed to reimburse the current CEO $370,000 for personal monies advanced to the Licensor to secure the License. These funds plus five percent (5%) interest per annum are payable in monthly installments of $10,061 and mature in May 2007.

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

$2,977,000

In February 2004, the Licensor announced that it has been notified that the SEC may commence an enforcement action against the Licensor and certain executive officers of the Licensor for alleged violation of the Securities Act of 1933 and the Securities Exchange Act of 1934. We are a separate legal entity from the Licensor and have not been named in the investigation. Management does not believe that the investigation will have an adverse effect on our pharmacy operations which receive technology support and call center support from the Licensor’s wholly-owned subsidiary, SafeMed Systems, Inc. ("SafeMed"). Pursuant to the License agreement, the Licensor is required to place in escrow (1) a working copy of all software used by SafeMed and Safescript and (2) copies of all systems descriptions, patents, patent applications, and hardware specifications for Safescript Pharmacies. If the Licensor is in material default under the terms of the license agreement, and that default continues for longer than 72 hours, we will be entitled to possession of all escrowed materials. If the Licensor is in material default under any other term of the license agreement for a period of 30 days, we will be entitled to possession of all escrowed materials. As of March 2004, monthly installments of $25,000 for the note payable due to the Licensor are two months in arrears. The Company is negotiating the return of certain shares of restricted common stock issued to the Licensor to retire $2,000,000 of a note payable.

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

Termination of Development Stage Activities

Effective October 2003, we commenced our planned principal operations, when our first pharmacy located in Orange County, California was opened. As a result, management has determined that we are no longer in the development stage .

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

The majority of our business is derived from physician members who send prescriptions directly to our store electronically. We have limited "walk-in" prescriptions from non-member physicians.

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

Available Information

We file annual reports on Form 10-KSB, quarterly reports on Form 10-QSB, current reports on Form 8-K and proxy and information statements and amendments to reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended. The public may read and copy these materials at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington,D.C. 20549. The public may obtain information on the operation of the public reference room by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding our Company and other companies that file materials with the SEC electronically. Our headquarters are located at 18662 MacArthur Blvd., Suite 200, Irvine, California, 92612. Our phone number at that address is (949) 440-3248 and our e-mail address is investor@erxsys.com.

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

Our business is subject to various other federal and state regulations. For example, pursuant to the Omnibus Budget Reconciliation Act of 1990 ("OBRA") and comparable state regulations, our pharmacists are required to offer counselling, without additional charge, to our customers about medication, dosage, delivery systems, common side effects and other information deemed significant by the pharmacists and may have a duty to warn customers regarding any potential adverse effects of a prescription drug if the warning could reduce or negate such effect.

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

In recent years, an increasing number of legislative proposals have been introduced or proposed in Congress and in some state legislatures that would effect major changes in the healthcare system, either nationally or at the state level. The legislative initiatives include prescription drug benefit proposals for Medicare participants. Although we believe we are well positioned to respond to these developments, we cannot predict the outcome or effect of legislation resulting from these reform efforts.

ITEM 2: DESCRIPTION OF PROPERTY

Store Location and Description

As of November 30, 2003, we have one retail store located in Orange County, California. Future store locations are selected based on the following criteria: 1) proximity to the physician members and medical facilities, 2) convenience of location, and 3) fast growing metropolitan and suburban areas. Retail stores are leased from various property management companies for approximately 5 years. Our pharmacies are approximately 1,500 square feet

We are currently leasing our executive offices and pharmacy locations. Our executive offices are located at 18662 MacArthur Blvd., Suite #200-15, Irvine, California, 92612 . Our first pharmacy is located at 2431 N. Tustin Ave., Unit L, Orange County, California, 92705. Our second pharmacy will be located at 7000 Indiana, Ave., Suite 112, Riverside, California, 92506.

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

The provision of pharmacy services entails an inherent risk of medical and professional malpractice liability. We may be named as a defendant in such lawsuits and thus become subject to the attendant risk of substantial damage awards. We believe that we have adequate professional and medical malpractice liability insurance coverage. There can be no assurance, however, that we will not be sued, that any such lawsuit will not exceed our insurance coverage, or that we will be able to maintain such coverage at acceptable costs and on favorable terms.

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

Off Balance Sheet Arrangements

As of November 30, 2003, there were no off balance sheet arrangements. Please refer to the Commitment and Contingency footnote in the accompanying financial statements.

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

These factors, among others, raise substantial doubt about our ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments related to recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should we be unable to continue as a going concern.

Inflation

Since the opening of our first pharmacy in October 2003, management believes that inflation has not had a material effect on our results of operations.

Critical Accounting Policies

In December 2001, the SEC requested that all registrants list their three to five most "critical accounting polices" in the MDA. The SEC indicated that a "critical accounting policy" is one which is both important to the portrayal of the Company’s financial condition and results, and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. We believe that our following accounting policies fit this definition:

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

Revenue Recognition

We generate revenue from prescription drug sales which are principally paid by third-party insurance carriers and government agencies. Our ultimate expected revenue may be adjusted for contractual allowances by these third-party insurance carriers and/or government agencies and are adjusted to actual as cash is received and charges are settled. We are in the process of monitoring our revenues from these sources and creating several criteria in developing a historical trend analysis based on actual claims paid in order to estimate these potential contractual allowances on a monthly basis. As we are considered to be in the startup stage and have a lack of operational history, we are unable to determine the fixed settlement of such revenue; therefore we are recognizing revenue on a cash basis until such time that management has the history and trends to estimate such potential contractual adjustments.

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
(Formerly Known As Surforama.com, Inc.)

CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2003

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Independent Auditors’ Report                                                                 F-1 – F-2

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

INDEPENDENT AUDITORS’ REPORT

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

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

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

            /s/    SQUAR, MILNER, REEHL & WILLIAMSON, LLP
February 28, 2004
Newport Beach, California

F1

                                                                                                                                              MORGAN
                                                                                                  &     COMPANY

AUDITORS' REPORT

To the Shareholders and Directors
eRXSYS, Inc.
(Formerly Surforama.com, Inc.)

We have audited the consolidated statements of operations, cash flows, and stockholders’ equity of eRXSYS, Inc. (formerly Surformama.com, Inc.) for the year ended November 30, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, these consolidated financial statements present fairly, in all material respects, the results of the Company’s operations and cash flows for the year ended November 30, 2002 in accordance with United States generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses and net cash outflows from operations since inception. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also discussed in Note 1. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Vancouver, B.C.

February 24, 2003

Tel:  (604) 687-5841                                                                                                                                                                                                    P.O.Box 10007 Pacific Centre
Fax:  (604) 687-0075                                                                                                                                                                                     Suite 1488-700 West Georgia Street
                                                                                                                                                                                                                                                    Vancouver, B.C. V7Y 1A1

F2

eRXSYS, INC. AND SUBSIDIARIES
(Formerly Known As Surforama.com, Inc.)
CONSOLIDATED BALANCE SHEET
NOVEMBER 30, 2003
_____________________________________________________________________________________________________________________

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

1,934,096

$4,065,447

See accompanying notes to consolidated financial statements

F3

eRXSYS, INC. AND SUBSIDIARIES
(Formerly Known As Surforama.com, Inc.)
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended November 30, 2003 and 2002
_____________________________________________________________________________________________________________________

	2003	2002

GROSS SALES	$1,038	$-

COST OF SALES	(12,784)	-

GROSS LOSS	(11,746)	-

OPERATING EXPENSES
Salaries and related	314,650	-
Consulting and other compensation	805,455	46,374
Selling, general and administrative	282,157	28,619

TOTAL OPERATING EXPENSES	1,402,262	74,993

OPERATING LOSS	(1,414,008)	(74,993)

OTHER (EXPENSE) INCOME
Interest expense	(38,346)	0
Interest income	1,073	11,152
Other expense	(52,201)	(152,682)

TOTAL OTHER (EXPENSE) INCOME	(89,474)	(141,530)

LOSS BEFORE PROVISION FOR INCOME TAXES AND MINORITY INTEREST	(1,503,482)	(216,523)

PROVISION FOR INCOME TAXES	-	-

LOSS BEFORE MINORITY INTEREST	(1,503,482)	(216,523)

MINORITY INTEREST	44,487	-

NET LOSS	$(1,458,995)	$(216,523)

Basic and diluted loss per common share	$(0.06)	$(0.01)

Basic and diluted weighted average number of common shares outstanding	24,115,700	19,828,899

See accompanying notes to consolidated financial statements

F4

eRXSYS, INC. AND SUBSIDIARIES
(Formerly Known As Surforama.com, Inc.)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) AND COMPREHENSIVE LOSS
For the Years Ended November 30, 2003 and 2002
______________________________________________________________________________________________________________________

Total
Common Stock Additional Cumulative Comprehensive Stockholders'
Paid In Translation Income Deferred (Accumulated (Deficit)
Shares Amount Capital Adjustment (Loss) Compensation Deficit) Equity

Balance, December 1, 2001	19,828,899	$ 19,829	$ 168,560	$ (2,380)	$ -	$ -	$ (105,474)	$ 80,535

Net loss	-	-	-	-	(216,523)	-	(216,523)	(216,523)
Foreign currency translation	-	-	-	(128)	(128)	-	-	(128)

Comprehensive Loss	-	-	-	-	$ (216,651)	-	-	-

Balance, November 30, 2002	19,828,899	19,829	168,560	(2,508)		-	(321,997)	(136,116)

Issuance of common stock in connection with
a private palcement	5,323,000	5,323	1,325,427	-		-	-	1,330,750
Issuance of common stock for services rendered	4,613,600	4,614	1,516,394	-		(972,000)	-	549,008
Issuance of common stock in connection with
the conversion of debt	4,444,444	4,444	1,388,889	-		-	-	1,393,333
Issuance of Common Stock in connection with
the conversion of related party note payable	220,429	221	133,387	-		-	-	133,608
Amortization of deferred consulting fees	-	-	-	-	-	120,000	-	120,000
Net loss	-	-	-	-	(1,458,995)	-	(1,458,995)	(1,458,995)
Comprehensive Loss	-	-	-	2,508	2,508	-	-	2,508

					$ (1,456,487)

Balance, November 30, 2003	34,430,372	$ 34,431	$ 4,532,657	$ -		$ (852,000)	$ (1,780,992)	$ 1,934,096

See accompanying notes to consolidated financial statements

F5

eRXSYS, INC. AND SUBSIDIARIES
(Formerly Known As Surforama.com, Inc.)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED NOVEMBER 30, 2003 AND 2002
_____________________________________________________________________________________________________________________

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
(Formerly Known As Surforama.com, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended November 30, 2003 and 2002
_______________________________________________________________________________________________________________________

1. ORGANIZATION

Organization and Nature of Operations

eRXSYS, Inc. (formerly known as Surforama.com, Inc. ("Surforama")), a Nevada corporation, was incorporated in October 1999 and is located in Southern California. Surforama was in the business of developing and marketing end to end online advertising and classified solutions for service providers, corporations and individuals. In August 2002, two major shareholders of Surforma entered into an agreement to sell a controlling interest in Surforama to a new shareholder who became the chief executive officer ("CEO") affecting a change of control. Such transaction was not finalized until April 2003. In April 2003, as a result of the difficulty in raising additional working capital to execute this business plan, Surforama reorganized its operations to implement a business plan to commercialize a pharmaceutical management system that combines automated prescription-writing technology for physicians with dedicated high-tech pharmacy operations to serve the needs of the physician members’ patients. To execute this new business plan, the CEO of Surforama, through his wholly owned company RxSystems, Inc., assigned to Surforama a license to acquire the exclusive license rights (the "License") to operate Safescript Pharmacies in California, Oregon, Washington, and Alaska (See Note 4). Surforama entered into a joint venture with TPG, LLC named Safescript Pharmacies of California, LLC ("Joint Venture"). Surforama owns 51% of the Joint Venture with TPG, LLC owning the remaining 49% (minority owner). In June 2003, Surforama also formed a wholly owned subsidiary, Safescript of California, Inc. ("Safescript"), which is to wn and operate the pharmacies. Two of Surforama’s shareholders each own 19.4% of TPG, LLC. Safescript is to own and operate the pharmacies. In accordance with the Joint Venture agreement, the minority owner is to contribute $230,000 to fund the start up costs of each new pharmacy. As of November 30, 2003, the minority owner has contributed a total of $448,000 in cash to the Joint Venture. eRXSYS is to manage the pharmacy operations in the Joint Venture. In October 2003, Surforama changed its name to eRXSYS, Inc.

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

Comprehensive Loss

The Company reports comprehensive loss in accordance with SFAS No. 130, " Reporting Comprehensive Income".   SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components.  SFAS No. 130 requires unrealized holding gains and losses, net of related tax effects, on available for sale securities to be included in comprehensive income until realized.  Translation gains or losses are also included in comprehensive income in the accompanying consolidated statements of stockholders’ equity (deficit) and comprehensive loss. For the period ended November 30, 2003, the Company had no foreign sales and does not expect to have any in 2004.

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

3. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at November 30, 2003:

Furniture and equipment	$ 21,307
Computer equipment and information systems	25,619
Leasehold improvements	29,362

76,288

Less accumulated depreciation and amortization	(4,022)

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

6. NOTES PAYABLE TO RELATED PARTY AND A STOCKHOLDER

The Company assumed a note payable ("Note B") of approximately $3,177,000, in connection with the acquisition of a License (See Note 4), of which $2,000,000 was converted into 4,444,444 shares of the Company’s restricted common stock. The remaining balance of approximately $1,177,000 is payable in monthly installments of $25,000 including interest at 5% per annum with a balloon payment of approximately $802,000 due in December 2004. Note B is secured by the License. At November 30, 2003, the total outstanding principal balance on Note B was approximately $1,055,000.

The Company entered into a note payable ("Note C") with a stockholder for $370,000 in connection with the acquisition of a License (see Note 4). Note C accrues interest at a fixed rate of 5% per annum with payments of $10,061 per month commencing January 2004. Note C is secured by the License and matures in May 2007. At November 30, 2003, the total outstanding principal balance on Note C was $370,000.

F21

e RXSYS, INC. AND SUBSIDIARIES
(Formerly Known As Surforama.com, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended November 30, 2003 and 2002
______________________________________________________________________________________________________________________

6. NOTES PAYABLE TO RELATED PARTY AND A STOCKHOLDER (continued)

Principal amounts due on these notes payable consist of the following for the years ending November 30:

2004	$337,765
2005	910,565
2006	114,536
2007	61,716

1,424,582

Less current portion	337,765

$1,086,817

Interest expense for the years ended November 30, 2003 and 2002 was immaterial to the consolidated financial statements.

7. INCOME TAXES

The components of the provision (benefit) for income taxes consists of the following for the years ended November 30:

2003 2002
Current:
Federal	$–	$–
State	–	–

Total Current	–	–
Deferred: Federal	–	–
State	–	–
Total Deferred
	$–	$–

F22

e RXSYS, INC. AND SUBSIDIARIES
(Formerly Known As Surforama.com, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended November 30, 2003 and 2002
______________________________________________________________________________________________________________________

7. INCOME TAXE S (continued)

The net deferred income tax asset (liability) consists of the following at November 30:

2003 2002

Net Operating Losses	$620,000	$90,000
Valuation allowance	(620,000)	(90,000)

	–	–
Deferred income tax liabilities	–	–

	$–	$–

Based upon the net operating losses incurred since inception, management has determined that it is more likely than not that the deferred tax assets as of November 30, 2003 and 2002 will not be recognized. Consequently, the Company has established a valuation allowance against the entire deferred tax assets.

As of November 30, 2003, the Company has federal and state net operating losses of approximately $1,781,000 million that begin to expire in 2022 and 2009 for federal and state purposes, respectively.

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

A reconciliation of income taxes computed at the U.S. Federal Statutory income tax rate to the provision for income taxes is as follows:

2003 2002

U.S. Federal Statutory tax at 34%	$527,000	$75,000
State Taxes, net of federal benefit	93,000	15,000
Valuation Allowance	(620,000)	(90,000)

Provision for income taxes	$–	$–

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

Common Stock

During the year ending November 30, 2003, the Company issued 4,444,444 shares of restricted common stock to the Licensor in connection with the conversion of $2,000,000 of a certain note payable (see Notes 4 and 6).

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
For the Years Ended November 30, 2003 and 2002
______________________________________________________________________________________________________________________

9. LOSS PER COMMON SHARE

The following is a reconciliation of the numerators and denominators of the basic and diluted loss per common share computations for the years ended November 30:

2003 2002

Numerator for basic and diluted loss per common share:
Net loss charged to common stockholders	$(1,458,995)	$(216,523)

Denominator for basic and diluted loss per common share:
Weighted average number of shares outstanding	24,115,700	19,828,899

Basic and diluted loss per common share	$(0.06)	$(0.01)

10. OTHER RELATED PARTY TRANSACTIONS

During the year ended November 30, 2002, the Company entered into an unsecured note payable ("Note D") to two former shareholders for $140,193. Note D was non-interest bearing and due on demand. During fiscal 2003, such former shareholders assigned their respective right to the receivables from the Company to the CEO when he acquired their ownership interests (see Note 1). In November 2003, the CEO agreed, as subsequently amended in February 2004, to convert the remaining balance of $133,608 into 220,429 shares of the Company’s restricted common stock at a share price of $0.61 (estimated to be the fair value based on the trading price on the date of agreement). Although the amendment was in 2004, due to the original agreement being entered into during the year ended November 30, 2003, the Company treated the shares as issued and outstanding at November 30, 2003.

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
(Formerly Known As Surforama.com, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended November 30, 2003 and 2002
_____________________________________________________________________________________________________________________

13. SUBSEQUENT EVENTS (UNAUDITED)

In February 2004, the Licensor announced that it has been notified that the SEC may commence an enforcement action against the Licensor and certain executive officers of the Licensor for alleged violation of the Securities Act of 1933 and the Securities Exchange Act of 1934. The Company is a separate legal entity from the Licensor and has not been named in the investigation. Management does not believe that the investigation will have an adverse effect on the Company’s pharmacy operations which receive technology support and call center support from the Licensor’s wholly-owned subsidiary, SafeMed Sytems, Inc. ("SafeMed"). Pursuant to the License agreement, the Licensor is required to place in escrow (1) a working copy of all software used by SafeMed and Safescript and (2) copies of all systems descriptions, patents, patent applications, and hardware specifications for Safescript Pharmacies. If the Licensor is in material default under the terms of the license agreement, and that default continues for longer than 72 hours, the Company is entitled to possession of all escrowed materials. If the Licensor is in material default under any other term of the license agreement for a period of 30 days, the Company is entitled to possession of all escrowed materials. As of March 2004, monthly installments of $25,000 for the note payable due to the Licensor (Note B - Note 6) are two months in arrears. The Company is negotiating the return of certain shares of restricted common stock issued to the Licensor to retire $2,000,000 of a note payable (See Notes 4 and 6).

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

Section 16(A) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s directors and executive officers and persons who beneficially owns more than ten percent of a registered class of the Company’s equity securities to file with the SEC initial reports of ownership and reports of change in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. To our knowledge, the following persons have failed to file, on a timely basis, the identified reports required by Section 16(a) of the Exchange Act during the most recent fiscal year:

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

We are in the infancy stages of our business operations and have not had resources available or all principal executives in place to properly design and adopt a code of ethics. Subsequent to November 30, 2003, we have hired all if it’s necessary financial executives and are in the process of designing a code of ethics which will be filed with the Security and Exchange Commission.

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

No option shall be exercisable after the expiration of the earliest of: (a) ten years after the date the option is granted, (b) three months after the date the optionee’s employment with us and our subsidiaries terminates, or a non-employee director or consultant ceases to provide services to us, if such termination or cessation is for any other reason other than disability or death, or (c) one year after the date the optionee’s employment with us, and its subsidiaries, terminates, or a non-employee director or Consultant ceases to provide services to us, if such termination or cessation is a result of death or Disability; provided, however, that the Option agreement for any option may provide for shorter periods in each of the foregoing instances.

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

ITEM 13: EXHIBITS AND REPORTS ON FORM 8-K

  Exhibits

Exhibit Number	Description
2.1	License Agreement Between RTIN Holdings, Inc. and RxSystems, Inc. (1)
2.2	Assignment of RTIN Holdings, Inc. License from RxSystems, Inc. to Surforama.com, Inc. (2)
2.3	Amendment to License Agreement (3)
2.4	Agreement for Payment Pursuant to Assignment of License (4)
3.1	Articles of Incorporation (5)
3.2	Articles of Incorporation as Amended
3.3	Bylaws as Amended
4.1	Second Amendment to License Agreement Regarding Conversion of Series A Preferred Stock (6)
4.2	Cancellation of Debt and A ssignment of Agreement for CMSA of Fresno, California
4.3	Amendment to Cancellation of Debt and A ssignment of Agreement for CMSA of Fresno, California
10.1	2003 Stock Option Plan of Surforama.com, Inc. dated July 28, 2003 (7)
10.2	Agreement with TPG, LLC
16.1	Letter From Morgan & Company, Former Accountant (8)
31.	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
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
                  Date: March 22, 2004

