Form 10QSB
period 2004-03-31
ERXSYS INC
filed 2004-05-24
CIK 1100592

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]    QUARTLERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2004

[ ]    TRANSITION REPORT PURSUANT TO 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

                                                      For the transition period from __________ to __________
      Commission File Number 000-32843

eRXSYS, INC.
(Exact name of Small Business Issuer as specified in its charter)

NEVADA                                                                                                                                                 98-0233878
(State or other jurisdiction of incorporation)                                                                               (IRS Employer Identification No.)
18662 MacArthur Blvd., Suite #200-15
Irvine, California 92612
(Address of principal executive offices)

949-440-3248
(Issuer's telephone number)

Former fiscal year end - November 30. New fiscal year end – December 31.
(Former name, former address and former fiscal year if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section13 or 15(d) of the Exchange Act during the 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

36,804,092 shares of common stock as of May 17, 2004

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

1

PART I - FINANCIAL INFORMATION

Item 1.       Financial Statements.

Our condensed unaudited consolidated financial statements included in this Form 10-QSB are as follows:

(a)     Condensed Consolidated Balance Sheets as of March 31, 2004, and December 31, 2003;
(b)     Condensed Consolidated Statements of Operations for the three–month periods ended March 31, 2004 and 2003, and the one month transition period ended December 31, 2003;
(c)     Condensed Consolidated Statements of Cash Flow for the three-month periods ended March 31, 2004 and 2003, and the one month transition period ended December 31, 2003;
(d)     Notes to Condensed Consolidated Financial Statements.

These unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB. In the opinion of management, all adjustments (which, except as described in Note 3 to the accompanying financial statements, consist only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the interim period ended March 31, 2004 are not necessarily indicative of the results that can be expected for the full year.

2

eRXSYS, Inc. and Subsidiaries
(Formerly Known As Surforama.com, Inc.)

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

MARCH 31, 2004, MARCH 31, 2003, and the One-Month Transition Period Ended December 31, 2003

INDEX TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets                                                                                           F-1

Condensed Consolidated Statements of Operations                                                                            F-2

Condensed Consolidated Statements of Cash Flows                                                                           F-3

Notes to Condensed Consolidated Financial Statements                                                                                 F-4

eRXSYS, INC AND SUBSIDIARIES
(Formerly Known As Surforama.com, Inc.)
CONDENSED CONSOLIDATED BALANCE SHEETS
MARCH 31, 2004 AND DECEMBER 31, 2003
UNAUDITED

	MARCH 31, 2004	DECEMBER 31, 2003
ASSETS
Current Assets
Cash	$857,708	$710,442
Inventories	24,814	38,048
Prepaid expenses	17,631	25,191

	900,153	773,681

Property and Equipment, net	129,478	70,771

Other Assets	6,885	6,485

Intangible Assets	0	2,977,448

	$1,036,516	$3,828,385

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts payable and accrued liabilities	$150,187	$112,041
Related party payable	17,733	14,797
Notes payable	115,000	15,000
Notes payable to related party and stockholders	1,218,838	1,143,596

	1,501,758	1,285,434

Notes Payable to Related Party and Stockholder, net of current portion	264,627	260,591

	1,766,385	1,546,025

Minority Interest	945,014	376,428

Commitments and contingencies

Stockholders' Equity (Deficit)
Preferred shares; par value $0.001 per share;
authorized 5,000,000 shares; no preferred shares issued or
outstanding	-	-

Common shares; par value $0.001 per share;
authorized 70,000,000 shares; 37,044,521 and 35,974,521
common shares issued and outstanding at March 31, 2004
and December 31, 2003, respectively	37,045	35,975

Additional paid-in capital	5,671,477	5,195,097

Deferred compensation	(613,600)	(792,400)

Accumulated deficit	(6,769,805)	(2,532,740)

	(1,674,883)	1,905,932

	$1,036,516	$3,828,385

                                                                  See accompanying notes to condensed consolidated financial statements

F1

eRXSYS, INC. AND SUBSIDIARIES
(Formerly Known As Surforama.com, Inc.)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2004 AND 2003 AND THE ONE MONTH TRANSITION PERIOD ENDED DECEMBER 31, 2003
UNAUDITED

ONE MONTH
THREE THREE TRANSITION
MONTHS ENDED MONTHS ENDED PERIOD ENDED
3/31/2004 3/31/2003 12/31/2003

GROSS SALES	$79,668	$-	$7,982

COST OF SALES	(217,393)	-	(26,267)

GROSS LOSS	(137,725)	-	(18,285)

OPERATING EXPENSES
Salaries and related	234,103	0	595,922
Consulting and other compensation	716,758	102,584	80,526
Selling, general and administrative	254,161	9,904	63,602
Impairment of intangible asset	2,977,448	0	0

TOTAL OPERATING EXPENSES	4,182,470	112,488	740,050

OPERATING LOSS	(4,320,195)	(112,488)	(758,335)

OTHER (EXPENSE) INCOME
Interest expense	(13,728)	(580)	(4,605)
Interest income	1,231	-	1,991
Other expense	-	-	(17,884)

TOTAL OTHER (EXPENSE)	(12,497)	(580)	(20,498)

LOSS BEFORE MINORITY INTEREST	(4,332,692)	(113,068)	(778,833)

MINORITY INTEREST	95,627	-	27,085

NET LOSS	$(4,237,065)	$(113,068)	$(751,748)

Basic and diluted loss per common share	$(0.12)	$(0.01)	$(0.02)

Basic and diluted weighted average number of common shares outstanding	36,200,802	19,828,899	35,875,700

                                                                 See accompanying notes to condensed consolidated financial statements.

F2

eRXSYS, INC. AND SUBSIDIARIES
(Formerly Known As Surforama.com, Inc.)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2004 AND 2003 AND THE ONE MONTH TRANSITION PERIOD ENDED DECEMBER 31, 2003
UNAUDITED

ONE MONTH
THREE THREE TRANSITION
MONTHS ENDED MONTHS ENDED PERIOD ENDED
3/31/2004 3/31/2003 12/31/2003

Cash flows from operating activities:
Net (loss)	$(4,237,065)	$(113,068)	$(751,748)
Adjustments to reconcile net loss to net cash
(used in) provided by operating activities:
Depreciation and amortization of property and equipment	5,341	61	328
Amortization of deferred consulting fee	178,800	-	59,600
Impairment of RTIN License	2,977,448	-	-
Minority interest in net loss of Joint Venture	(95,627)	-	(27,085)
Issuance of common stock for services	468,000	-	663,984
Changes in operating assets and liabilities:
Related party receivable	-	-	10,646
Inventories	13,234	-	2,852
Prepaid expenses and other current assets	7,560	-	(966)
Other assets	(400)	-	307
Accounts payable and accrued expenses	38,146	113,485	(160,251)
Related party payable	2,936	-	-

Net cash (used in) provided by operating activities	(641,627)	478	(202,333)

Cash flows from investing activities:
Purchases of property and equipment	(64,048)	-	-

Net cash used in investing activities	(64,048)	-	-

Cash flows from financing activities:
Proceeds from the issuance of notes payable	200,000	-	-
Principal repayments on notes payable	(20,722)	-	(20,395)
Issuance of common stock in connection with issuance of notes payable	9,450	-	-
Minority interest	664,213	-	-

Net cash provided by (used in) financing activities	852,941	-	(20,395)

Foreign currency translation	-	(699)	-

Net increase (decrease) in cash	147,266	(221)	(222,728)

Cash at beginning of period	710,442	806	933,170

Cash at end of period	$857,708	$585	$710,442

Supplemental disclosure of cash flow information -
Cash paid during the year for:
Interest	$13,728	$508	$4,605

Income taxes	$-	$-	$-

                                                             See accompanying notes to condensed consolidated financial statements

F3

eRXSYS, INC. AND SUBSIDIARIES
(Formerly Known As Surforama.com, Inc.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2004 and 2003
(UNAUDITED)
______________________________________________________________________________________________________________________

1. ORGANIZATION AND BASIS OF PRESENTATION

Organization and Nature of Operations

eRXSYS, Inc. (formerly known as Surforama.com, Inc. ("Surforama")), a Nevada corporation, was incorporated in October 1999 and is located in Southern California. Surforama was in the business of developing and marketing end to end online advertising and classified solutions for service providers, corporations and individuals. In August 2002, two major shareholders of Surforma entered into an agreement to sell a controlling interest in Surforama to a new shareholder who became the chief executive officer ("CEO") affecting a change of control. Such transaction was not finalized until April 2003. In April 2003, as a result of the difficulty in raising additional working capital to execute this business plan, Surforama reorganized its operations to implement a business plan to commercialize a pharmaceutical management system that combines automated prescription-writing technology for physicians with dedicated high-tech pharmacy operations to serve the needs of the physician members’ patients. To execute this new business plan, the CEO of Surforama, through his wholly owned company RxSystems, Inc., assigned to Surforama a license to acquire the exclusive license rights (the "License") to operate Safescript Pharmacies in California, Oregon, Washington, and Alaska. Surforama entered into a joint venture with TPG, LLC named Safescript Pharmacies of California, LLC ("Joint Venture"). Surforama owns 51% of the Joint Venture with TPG, LLC owning the remaining 49% (minority owner). Two of Surforama’s shareholders each own 19.4% of TPG, LLC. These shareholders are in the process of negotiating the sale of their membership in TPG, LLC to Surforama. In June 2003, Surforama also formed a wholly owned subsidiary, Safescript of California, Inc. ("Safescript"), which is to own and operate the pharmacies. In October 2003, Surforama changed its name to eRXSYS, Inc. In accordance with the Joint Venture agreement, the minority owner contributed $448,000 to fund the start up costs of the Company’s first two pharmacies during the year ended November 30, 2003. eRXSYS, Inc. is to manage the pharmacy operations in the Joint Venture.

In February 2004, eRXSYS, Inc. entered into a joint venture with TAPG, LLC ("TAPG") to form Safescript Northwest, Inc. ("Safescript Northwest") for the purposes of operating pharmacies. Under the amended agreement and by-laws, eRXSYS, Inc. owns 75% of Safescript Northwest with TAPG owning the remaining 25% (minority owner). The minority owner contributed $664,000 to fund the start up costs of the Company’s first two pharmacies in Washington and Oregon.

eRXSYS, Inc., Safescript, Joint Venture, and Safescript Northwest are hereinafter collectively referred to as the "Company."

F4

eRXSYS, INC. AND SUBSIDIARIES
(Formerly Known As Surforama.com, Inc.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2004 and 2003
(UNAUDITED)

_____________________________________________________________________________________________________________________________________

1. ORGANIZATION AND BASIS OF PRESENTATION (continued)

Going Concern Considerations

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business. As of March 31, 2004, the Company had an accumulated deficit of approximately $6,490,000, recurring losses from operations and negative cash flow from operating activities of approximately $642,000.

The Company intends to fund operations through increased sales and debt and/or equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital or other cash requirements for the year ending December 31, 2004.

Thereafter, the Company will be required to seek additional funds to finance its long-term operations. The successful outcome of future financing activities cannot be determined at this time and there is no assurance that if achieved, the Company will have sufficient funds to execute its business plan or generate positive operating results.

These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments related to recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

In response to these problems, management has taken the following actions:

•The Company is opening new pharmacies.
•The Company is aggressively signing up new physicians.
•The Company is seeking investment capital through the public markets.

On March 26, 2004, the Company commenced an offering of common stock to accredited investors through a private placement. The Company is offering a maximum of 4,375,000 units at a price of $0.80 per unit, with a minimum offering of 625,000 units. Each unit consists of two shares of restricted common stock and one warrant to purchase one share of restricted common stock at an exercise price of $0.60 exercisable for twenty-four months after the close of the offering on May 31, 2004 with an option to extend. If the average closing price for the common stock on the OTC Bulletin Board for the thirty consecutive trading days following the effectiveness of the registration of the shares underlying the warrants is equal to or greater than $1.20, the Company shall have unlimited discretion to call the warrants at its exercise price of $0.60 within fifteen business days of such occurrences of March 31, 2004 the Company has not issued any

F5

eRXSYS, INC. AND SUBSIDIARIES
(Formerly Known As Surforama.com, Inc.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2004 and 2003
(UNAUDITED)
______________________________________________________________________________________________________________________

1. ORGANIZATION AND BASIS OF PRESENTATION (continued)

Going Concern Considerations (continued)

shares under the private placement. As of April 30, 2004, the Company received $1,111,600 for the subscription of 2,779,000 shares of restricted common stock of which it has received proceeds of $900,000, net of broker-dealer commissions of $100,000, from this private placement.

Basis of Presentation

The management of the Company, without audit, prepared the condensed consolidated financial statements for the three month periods ended March 31, 2004 and 2003. The information furnished has been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial reporting. Accordingly, certain disclosures normally included in financial statements prepared in accordance with GAAP have been condensed and consolidated or omitted. In the opinion of management, all adjustments considered necessary for the fair presentation of the Company's financial position, results of operations and cash flows have been included and (except as described in Note 3) are only of a normal recurring nature. The results of operations for the quarter ended March 31, 2004 are not necessarily indicative of the results of operations for the year ending December 31, 2004.

These condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements as of November 30, 2003, which are included in the Company’s Form 10-KSB/A that was filed with the Securities and Exchange Commission (the "SEC") on March 23, 2004.

Transition Period Reporting

On February 2, 2004, the Company reported its decision to change its fiscal year end from November 30 to December 31. This action created a "transition period" (as defined), which is the one month period ended December 31, 2003. Under the SEC’s reporting rules, a registrant is not required to file a separate transition report for transition periods that do not exceed one month.

The Company’s December 31, 2003 unaudited consolidated balance sheet and its uaudited consolidated statement of operations and cash flows for the one month transition period then ended are included in the Company’s March 31, 2004 form 10-QSB (the "Quarterly Report"). As permitted by Rule 13a-10 of the Securities and Exchange Act of 1934, the Quarterly Report does not include any financial statements for the one month period ended December 31, 2002 (the "2002 Period").

F6

eRXSYS, INC. AND SUBSIDIARIES
(Formerly Known As Surforama.com, Inc.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2004 and 2003
(UNAUDITED)
______________________________________________________________________________________________________________________

1. ORGANIZATION AND BASIS OF PRESENTATION (continued)

Transition Period Reporting (continued)

The Company’s predecessor entity was in a different line of business during the 2002 Period and during the quarter ended March 31, 2003. Thus, the financial statements for such periods are not necessarily comparable to the Company’s financial statements for any period beginning after March 2003. However, management is not aware of any trends or seasonal factors that would additionally affect the comparability of the financial statements included in teh Quarterly Report. Recasting financial information to develop financial statements for the 2002 Period was not practicable under the circumstances.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business Combinations

Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," which is effective for transactions initiated after June 30, 2001, eliminates the pooling of interest method of accounting for business combinations and requires that all business combinations occurring after July 1, 2001 be accounted for using the purchase method. The adoption of SFAS No. 141 did not have an impact on the Company’s consolidated financial statements.

Emerging Issues Task Force ("EITF") No. 98-3, "Determining Whether a Nonmonetary Transaction Involves Receipt of a Productive Asset or of a Business," defines the elements necessary to evaluate whether a business has been received in a nonmonetary exchange transaction. EITF 98-3 defines a business as a self-sustaining integrated set of activities and assets conducted and managed for the purpose of providing a return to investors. A business consists of (a) inputs, (b) processing applied to those inputs, and (c) resulting outputs that are used to generate revenues. Pursuant to EITF 98-3, since the acquisition of certain assets (See Note 3) did not have all the required elements to be considered the purchase of a business, the Company recorded the transaction as an asset purchase.

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or estimated market, and consist primarily of pharmaceutical drugs. Market is determined by comparison with recent sales or net realizable value. Such net realizable value is based on management’s forecasts for sales of the Company’s products or services in the ensuing years and/or consideration and analysis of changes in customer base, product mix, payor mix, third party insurance reimbursement level or other issues that may impact the estimated net

F7

eRXSYS, INC. AND SUBSIDIARIES
(Formerly Known As Surforama.com, Inc.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2004 and 2003
(UNAUDITED)

______________________________________________________________________________________________________________________________________

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Inventories (continued)

realizable value. Should the demand for the Company’s products prove to be significantly less than anticipated, the ultimate realizable value of the Company’s inventories could be substantially less than reflected in the accompanying condensed consolidated balance sheets.

Long-Lived Assets

In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 144, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. If the cost basis of a long-lived asset is greater than the projected future undiscounted net cash flows from such asset, an impairment loss is recognized. Impairment losses are calculated as the difference between the cost basis of an asset and its estimated fair value. SFAS No. 144 also requires companies to separately report discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment or in a distribution to owners) or is classified as held for sale. Assets to be disposed of are reported at the lower of the carrying amount or the estimated fair value less costs to sell. The provisions of this statement for assets held for sale or other disposal generally are required to be applied prospectively after the adoption date to newly initiated commitments by management to sell such assets. As a result, management cannot determine the potential effects that adoption of SFAS No. 144 will have on its consolidated financial statements with respect to future disposal decisions, if any. As of November 30, 2003, management, principally based on a third party valuation of intangible assets, determined that no such impairment exists and therefore, no adjustments were made to the carrying values of long-lived assets at that date. There can be no assurance, however, that market conditions will not change or demand for our services and products will continue which could result in impairment of long-lived assets in the future.

Goodwill and Intangible Assets

SFAS No. 142, "Goodwill and Other Intangible Assets", which is effective for fiscal years beginning after December 15, 2001, addresses how intangible assets that are acquired individually or with a group of other assets should be accounted for upon their acquisition and after they have been initially recognized in the financial statements. SFAS No. 142 requires that goodwill and intangible assets that have indefinite useful

F8

eRXSYS, INC. AND SUBSIDIARIES
(Formerly Known As Surforama.com, Inc.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2004 and 2003
(UNAUDITED)
______________________________________________________________________________________________________________________

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Goodwill and Intangible Assets (continued)

lives not be amortized but rather be tested at least annually for impairment, and intangible assets that have finite useful lives be amortized over their estimated useful lives. SFAS No. 142 provides specific guidance for testing goodwill and indefinite-life intangible assets for impairment. In addition, SFAS No. 142 expands the disclosure requirements for intangible assets in the years subsequent to their acquisition. Impairment losses for goodwill and indefinite-life intangible assets that arise due to the initial application of SFAS No. 142 are to be reported as a change in accounting principle.

In March 2004, management determined that the license underlying the License Agreement entered into with Safescript Pharmacies, Inc. was 100% impaired (see Note 3).

Revenue Recognition

The Company generates revenue from prescription drug sales which are reimbursable by third-party insurance carriers and government agencies. The Company’s expected revenue may be adjusted for contractual allowances by these third-party insurance carriers and/or government agencies and are adjusted to actual as cash is received and charges are settled. The Company is monitoring its revenues from these sources and is creating several criteria in developing a historical trend analysis based on actual claims paid in order to estimate these potential contractual allowances on a monthly basis. As the Company is considered to be in the startup stage and lacks sufficient operational history, management is unable to determine the fixed settlement of such revenue. Therefore, the Company is recognizing revenue on a cash basis until such time as management has developed the history and trends to estimate potential contractual adjustments. On an accrual basis, the Company would have recorded additional revenue of approximately $207,000 and $30,000 for the three months ended March 31, 2004 and the one month ended December 31, 2003, respectively.

The Company accounts for shipping and handling fees and costs in accordance with Emerging Issues Task Force ("EITF") 00-10 "Accounting for Shipping and Handling Fees and Costs." Such fees and costs are immaterial to the operations of the Company.

Stock Based Compensation

The Company accounts for stock-based compensation issued to employees using the intrinsic value based method as prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock issued to Employees." Under the intrinsic value based method, compensation expense is the excess, if any, of the fair value of the stock at

F9

eRXSYS, INC. AND SUBSIDIARIES
(Formerly Known As Surforama.com, Inc.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2004 and 2003
(UNAUDITED)
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

SFAS No. 123, "Accounting for Stock-Based Compensation,"if fully adopted, changes the method of accounting for employee stock-based compensation to the fair value based method. For stock options and warrants, fair value is estimated using an option pricing model that takes into account the stock price at the grant date, the exercise price, the expected life of the option or warrant, stock volatility and the annual rate of quarterly dividends. Compensation expense, if any, is recognized over the applicable service period, which is usually the vesting period.
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

FASB Interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB 25," clarifies the application of APB No. 25 for (a) the definition of employee for purpose of applying APB No. 25, (b) the criteria for determining whether a stock option plan qualifies as a non-compensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. Management believes that the Company accounts for transactions involving semployee stock-based compensation in accordance with FIN 44.

SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of SFAS No. 123," was issued in December 2002 and is effective for fiscal years ending after December 15, 2002. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. At March 31, 2004 the Company has one stock-based employee compensation plan which is described more fully in Note 6.

F10

eRXSYS, INC. AND SUBSIDIARIES
(Formerly Known As Surforama.com, Inc.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2004 and 2003
(UNAUDITED)
_____________________________________________________________________________________________________________________

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Stock Based Compensation (continued)

For the Three Months Ended
March 31,
2004 2003

Net loss applicable to common stockholders:
As reported	$(3,957,065)	$(113,068)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(9,263)	-

Pro forma	$(3,966,328)	$(113,068)

Basic and diluted loss per common share:
As reported	$(0.11)	$(0.01)

Pro forma	$(0.11)	$(0.01)

The above pro forma effects of applying SFAS 123 are not necessarily representative of the impact on results of operations for future years.

Basic and Diluted Loss Per Common Share

The Company computes loss per common share using SFAS No. 128 "Earnings Per Share". Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding for the reporting period. Diluted loss per share reflects the potential dilution that could occur if securities or other contracts, such as stock options and warrants to issue common stock, were exercised or converted into common stock. There were no dilutive potential common shares at March 31, 2004 or 2003. Because the Company has incurred net losses and there are no potential common shares, basic and diluted loss per common share are the same.

F11

eRXSYS, INC. AND SUBSIDIARIES
(Formerly Known As Surforama.com, Inc.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2004 and 2003
(UNAUDITED)
______________________________________________________________________________________________________________________

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recently Issued Accounting Pronouncements

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

As amended in December 2003, the effective dates of FIN No. 46 for public entities that are small business issuers, as defined ("SBIs"), are as follows: (a) For interests in special-purpose entities ("SPEs") periods ended after December 15, 2003; and (b) For all other VIEs: periods ending after December 15, 2004. The December 2003 amendment of FIN No. 46 also includes transition provisions that govern how a company which previously adopted the pronouncement (as it was originally issued) must account for consolidated VIEs. The Company has determined that it does not have any significant variable interests in any SPEs, and is evaluating the other effects of FIN No. 46 (as amended) on its future consolidated financial statements.

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

F12

eRXSYS, INC. AND SUBSIDIARIES
(Formerly Known As Surforama.com, Inc.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2004 and 2003
(UNAUDITED)
______________________________________________________________________________________________________________________

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recently Issued Accounting Pronouncements (continued)

classification guidance of SFAS No. 150 for all mandatory redeemable non-controlling interests in (and issued by) limited-life consolidated subsidiaries, and (b) SFAS No. 150’s measurement guidance for other types of mandatory redeemable non-controlling interests, provided they were created before November 5, 2003; (ii) for financial instruments entered into or modified after May 31, 2003 that are outside the scope of FSP 150-3; and (iii) otherwise, at the beginning of the first interim period beginning after June 15, 2003. The Company adopted SFAS No. 150 (as amended) on the aforementioned effective dates. The adoption of this pronouncement did not have a material impact on the Company’s results of operations or financial condition.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants, and the SEC did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

3. INTANGIBLE ASSETS

In 2003, the Company acquired the rights to an exclusive license ("License") to operate Safescript Pharmacies in California, Oregon, Washington, and Alaska from Safescript Pharmacies, Inc. formerly known as RTIN Holdings, Inc., (the "Licensor"). In connection with this transaction, the Company assumed a note payable to the Licensor (see Note 5), executed a new note payable with the CEO (see Note 5) and paid $37,000 in cash.

The Company entered into a technology license agreement ("Technology License") with Network Technology, Inc. ("RxNT"). The Technology License grants the Company the right to use RxNT’s e-prescribing technology under the Company’s brand name "Assured Script". Pursuant to the Technology License agreement, the Company paid RxNT $50,000 at the execution of the agreement and $50,000 at the launch of the Company’s branded pharmacy in the second quarter of 2004. As of March 31, 2004, the initial $50,000 payment has been recorded in property and equipment in the accompanying condensed consolidated balance sheet.

In February 2004, the Licensor became the subject of an SEC enforcement action. On March 17, 2004, the Company filed a lawsuit against the Licensor seeking damages, declaratory relief, to rescind the License and to recover the consideration paid therefor. On March 19, 2004, the Licensor filed for Chapter 11 bankruptcy protection. As of March 31, 2004, management determined that the License was 100% impaired based on (a) the uncertainty of the Licensor’s ability to continue as a going concern, which creates

F13

eRXSYS, INC. AND SUBSIDIARIES
(Formerly Known As Surforama.com, Inc.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2004 and 2003
(UNAUDITED)
______________________________________________________________________________________________________________________

3. INTANGIBLE ASSETS (continued)

substantial doubt about the Licensor’s ability to continue to support their e-prescribing technology, (b) the Company’s dispute with the Licensor, and (c) the Company’s implementation of the RxNT technologies at its first two pharmacies.

Accordingly, the Company impaired the entire intangible asset of approximately $2,997,000 in the accompanying March 31, 2004 condensed consolidated statements of operations.

4. NOTE PAYABLE

In November 2003, the Company entered into an unsecured note payable ("Note A") with a third party for $15,000 plus interest. Note A matured on March 31, 2004 and accrued interest at a fixed rate of 5% per annum. At March 31, 2004, the total outstanding principal balance on Note A was $15,000. Subsequent to March 31, 2004, the Company paid the entire balance of Note A.

In March 2004, the Company entered into three unsecured notes payable ("Note B") with certain third parties totaling $100,000. Note B accrues interest at a fixed rate of 10% and matures in June 2004.

5. NOTES PAYABLE TO RELATED PARTY AND STOCKHOLDERS

The Company assumed a note payable ("Note C") of approximately $3,177,000 in connection with the acquisition of License (see Note 3), of which $2,000,000 was converted into 4,444,444 shares of the Company’s restricted common stock. The remaining balance of approximately $1,177,000 is payable in monthly installments of $25,000 including interest at 5% per annum with a balloon payment of approximately $802,000 due in December 2004. Note C is secured by the License. At March 31, 2004, the total outstanding principal balance of Note C was $1,013,465 and monthly installments were two months in arrears due to the Company’s dispute with the Licensor (see Note 3).

The Company also entered into a note payable ("Note D") with a stockholder for $370,000 in connection with the acquisition of License (see Note 3). Note D accrues interest at a fixed rate of 5% per annum. Note D is secured by the License and matures in December 2007. At March 31, 2004, the total outstanding principal balance on Note D was $370,000.

In March 2004, the Company entered into two unsecured notes payable ("Note E") with certain shareholders totaling $100,000. Note E accrues interest at a fixed rate of 10% and matures in June 2004.

F14

eRXSYS, INC. AND SUBSIDIARIES
(Formerly Known As Surforama.com, Inc.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2004 and 2003
(UNAUDITED)
______________________________________________________________________________________________________________________

6. EQUITY TRANSACTIONS

Common Stock

During the one month transition period ended December 31, 2003, the Company issued 1,544,149 shares of restricted common stock to consultants for services rendered valued at approximately $664,000 (estimated to be fair value based on the trading price on the issuance date).

During the three months ended March 31, 2004, the Company issued 500,000 shares of restricted common stock to a investment banker for investment banking services valued  at approximately $280,000 (estimated to be fair value based on the trading price on the issuance date) included in consulting and other compensation in the accompanying condensed consolidated statements of operations.

During the three months ended March 31, 2004, the Company issued 550,000 shares of restricted common stock to consultants for services rendered valued at approximately $188,000 (estimated to be fair value based on the trading price on the issuance date).

During the three months ended March 31, 2004, the Company issued 20,000 shares of restricted common stock in connection with notes payable issued to certain shareholders (see Note "E") and certain third parties (see Note "B") valued at approximately $9,500 (estimated to be fair value based on the trading price on the issuance date

Stock Options

During the year ended November 30, 2003, the Company’s Board of Directors approved an Incentive Stock Option Plan ("ISOP") to grant options to its key personnel. There are two types of options to be granted under the ISOP: i) options intended to qualify as incentive stock options under Section 422 of the Internal Revenue Code ("Qualified Stock Options"), and ii) Options not specifically qualified for favorable income tax treatment under the Internal Revenue Code ("Non-Qualified Stock Options"). The ISOP is administered by the Company’s board of directors or the compensation committee (the "Administrator"). The Company is authorized to grant qualified stock options to any of its employees or directors.

The purchase price for the shares subject to any option shall be determined by the ISOP Administrator at the time of the grant, but shall not be less than 85% of the fair market value per share of the Company’s common stock on the option grant date. Anything to the contrary notwithstanding, the purchase price for the shares subject to any Qualified Stock Option shall not be less than 100% of fair market value per share of common stock

F15

eRXSYS, INC. AND SUBSIDIARIES
(Formerly Known As Surforama.com, Inc.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2004 and 2003
(UNAUDITED)
______________________________________________________________________________________________________________________

6. EQUITY TRANSACTIONS (continued)

Stock Options (continued)

on the grant date. In the case of any Qualified Stock Option granted to an employee who owns stock possessing more than 10% of the total combined voting power of all classes of stock of the Company, or any of its subsidiaries, the option price shall not be less than 110% of the fair market value per share of the Company’s common stock the grant date.

No option shall be exercisable after the expiration of the earliest of: (a) ten years after the option is granted, (b) three months after the optionee’s employment with the Company and its subsidiaries terminates, or a non-employee director or consultant ceases to provide services to the Company, if such termination or cessation is for any reason other than disability or death, or (c) one year after the optionee’s employment with the Company and its subsidiaries terminates, or a non-employee director or consultant ceases to provide services to the Company, if such termination or cessation is a result of death or disability; provided, however, that the agreement for any option may provide for shorter periods in each of the foregoing instances.

The ISOP Administrator has the right to set the period within which each option shall vest or be exercisable and to accelerate such time frames; provided however each option shall be exercisable at the rate of at least 20% per year from the grant date. Unless otherwise provided by the ISOP Administrator, each option will not be subject to any vesting requirements.

During the three months ended March 31, 2004, the Company granted options to purchase 240,000 shares of common stock to employees. The stock options have an exercise price of $0.25 (estimate by management to be the fair market value of the options) and vest one-third each of the three consecutive years following the date of grant. Such stock options expire on the earlier of three years after vesting or ninety days after terminations of employment with Company.

F16

eRXSYS, INC. AND SUBSIDIARIES
(Formerly Known As Surforama.com, Inc.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2004 and 2003
(UNAUDITED)
______________________________________________________________________________________________________________________

7. LOSS PER COMMON SHARE

The following is a reconciliation of the numerators and denominators of the basic and diluted loss per common share computations for the three months ended March 31:

	2004	2003

Numerator for basic and diluted loss per common share:
Net loss charged to common stockholders	$(3,957,065)	$(113,068)

Denominator for basic and diluted loss per common share:
Weighted average number of shares outstanding	36,200,802	19,828,899

Basic and diluted loss per common share	$(0.11)	$(0.01)

8. OTHER RELATED PARTY TRANSACTIONS

Effective January 2004, the Company appointed a physician, who is also a customer, to its Professional Advisory Board ("Advisory Board"). Pursuant to the Advisory Board agreement, the Company is to issue 10,000 shares of restricted common stock annually, compensate the physician $1,500 per speaking engagement and $1,500 per Advisory Board meeting.

For the three months ended March 31, 2004, the Company recorded approximately $21,000 of revenue from this physician. The Company paid $1,500 for a speaking engagement which has been reported in consulting and other compensation in the accompanying condensed consolidated statement of operations.

9. COMMITMENTS AND CONTINGENCIES

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

Providing retail pharmacy services entails an inherent risk of medical and professional malpractice liability. The Company may be named as a defendant in such lawsuits and

F17

eRXSYS, INC. AND SUBSIDIARIES
(Formerly Known As Surforama.com, Inc.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2004 and 2003
(UNAUDITED)
______________________________________________________________________________________________________________________

9. COMMITMENTS AND CONTINGENCIES (continued)

Legal Matters (continued)

thus become subject to the attendant risk of substantial damage awards. Management believes the Company has adequate professional and medical malpractice liability insurance coverage. There can be no assurance, however, the Company will not be sued, that any such lawsuit will not exceed our insurance coverage, or that the Company will be able to maintain such coverage at acceptable costs and on favorable terms.

On March 17, 2004, the Company filed a lawsuit in Nevada State Court against the Licensor seeking damages, declaratory relief, to rescind the transaction by which the Company purchased the License described in Note 3, and to recover the consideration paid thereof, including all cash and 4,444,444 shares of common stock which were issued to retire $2,000,000 of the debt owed on the License. This case has been stayed by reason of the Licensor’s March 19, 2004 bankruptcy filing.

Other Commitments

Pursuant to the License (See Note 3) the Company is required to pay $20,000 per store opening and monthly royalty fees of 4% of gross revenue from pharmacy sales. As of and for the quarter ended March 31, 2004, such royalty fees were immaterial to the consolidated financial statements.

Pursuant to the Technology License (see Note 3), the Company will pay royalties of 25% of the gross profit from the sale of "Assured Script" product. For the three months ended March 31, 2004, the Company has not incurred or paid any royalties under this agreement.

10. SUBSEQUENT EVENTS

As of April 30, 2004, the Company received $1,111,600 for the subscription of 2,779,000 shares of restricted common stock of which it has received proceeds of $900,000, net of broker-dealer commissions of $100,000, from this private placement.

Subsequent to March 31, 2004, the Company paid certain unsecured notes payable to shareholders in the amount of $110,000 including interest (see "Note E").

Subsequent to March 31, 2004, the Company paid certain unsecured notes payable to third parties in the amount of $82,500 including interest (see "Note B")

F18

Item 2.       Management’s Discussion and Analysis or Plan of Operation.

Overview

The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto of the Company appearing elsewhere in this report. Such financial statements have been prepared to reflect the Company’s financial position as of March 31, 2004 and December 31, 2003, together with the results of operations and cash flows for the three-month periods ended March 31, 2004 and 2003, and the one month transition period ended December 31, 2003.

In January 2004, our board of directors approved a change of our fiscal year end from November 30 and adopted December 31 as our new fiscal year end. The disclosure that follows covers the three month period ended March 31, 2004 and the one month transition period ended December 31, 2003.

Forward-Looking Statements

Historical results and trends should not be taken as indicative of future operations. Management’s statements contained in this report that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended. Actual results may differ materially from those included in the forward-looking statements. The Company intends such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of complying with those safe-harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project," "prospects," or similar expressions. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on the operations and future prospects of the Company on a consolidated basis include, but are not limited to: changes in economic conditions generally and the retail pharmaceutical market specifically, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Further information concerning the Company and its business, including additional factors that could materially affect the Company’s financial results, is included herein and in the Company’s other filings with the Securities and Exchange Commission.

Plan of Operation

Our plan of operations for the next twelve months is to open and operate pharmacies that utilize a pharmaceutical management system that allows physicians to transmit prescriptions from a personal data assistant ("PDA") and/or desktop computer directly to our dedicated pharmacies, thus eliminating or reducing the need for paper prescriptions.

Our initial focus is to open and operate pharmacies in Southern California around the greater Los Angeles area. On October 13, 2003 and after obtaining all of the required regulatory permits, we opened the first pharmacy location in Orange County, California in the city of Santa Ana. This location is currently producing revenue and management expects that this location will be operating at a profit before the end of the second quarter of fiscal 2004.

Cash flow from operations should begin within one month of opening each pharmacy, as each pharmacy is expected to generate cash flow in the initial month of operation. Each store is projected to be cash flow positive after nine months of operation.

We have identified the following locations for our next six pharmacy locations: Riverside, California; Kirkland, Washington; Portland, Oregon; Santa Monica, California; San Fernando Valley, California; and East Beverly Hills, California. The opening date for our second pharmacy in Riverside, California has been delayed due to staffing issues. Management now expects that this second pharmacy will open before the end of the second quarter of fiscal 2004. Leasehold improvements to the third pharmacy location in Portland, Oregon were completed and leasehold improvements to the fourth pharmacy location in Kirkland, Washington are almost complete. Management also expects that the pharmacy locations in Portland, Oregon and Kirkland, Washington will open before the end of the second quarter of fiscal 2004 with the remaining three locations to be in operation prior to December 31, 2004. It is anticipated that each pharmacy will open approximately 60 days after the lease is secured on the properties and all of the required regulatory permits have been obtained.

In furtherance of our plan to open and operate pharmacies, we have entered into an agreement with TAPG, L.L.C. ("TAPG"), a Louisiana limited liability company, for the purpose of funding the establishment and initial operations of five (5) pharmacies. Under this agreement, we will own 75% of each pharmacy established and TAPG will own the remaining 25%. TAPG has agreed to provide start-up costs in the amount of $335,000 per pharmacy location and we will contribute technology, consulting services, and marketing expertise. We have received $664,000 for the startup costs of two of the five pharmacies to be established under this agreement. This agreement in addition to the agreement previously entered into with TPG Partners, LLC will provide adequate startup costs for the establishment of several pharmacies. Notwithstanding these agreements, management also expects to open and operate pharmacies that we wholly own.

In addition to opening pharmacies, management plans to further strengthen the corporate infrastructure of the Company to adequately manage the future growth and success of our operations. In furtherance of developing a strong corporate infrastructure, management has established an advisory board to consult with us on various issues relating to operating pharmacies and the implementation of our business plan. Management has contracted with sales personnel to secure agreements with physicians, technology specialists to insure the continued operation and viability of our technology, and pharmacists to insure the proper internal controls are implemented and followed in each pharmacy. In addition, management has also established methods, policies, and procedures to be implemented at each pharmacy which are designed to maximize efficiency. Management expects to hire a Chief Operating Officer and additional personnel over the next twelve months as needed to continue to strengthen the corporate infrastructure as we grow.

Over the next twelve months management will continuously evaluate our business plan which includes assessing the technology we utilize and evaluating the prospect of expanding into additional territories as business conditions warrant. In connection with this evaluation, management will also consider taking actions designed to mitigate any risks associated with our business plan. In furtherance of this plan, management entered into a License Agreement with Network Technology, Inc. ("RxNT") on March 15, 2004. Under the terms of this agreement,

RxNT will provide a web-based electronic prescription wiring product which will enable us to better serve the needs of the physicians and their patients.

Safescript Pharmacies, Inc., formerly known as RTIN Holdings, Inc., failed to provide us with essential services underlying the license agreement and this has forced us to terminate our use of all technology granted under the license agreement entered into with Safescript Pharmacies, Inc. On March 17, 2004, we initiated suit in Nevada State Court against Safescript Pharmacies, Inc. seeking damages, declaratory relief, to rescind our license agreement with them and to recover the consideration paid, including all cash and 4,444,444 restricted common shares of our stock which were issued to retire $2,000,000 of the debt owed on the License. This case has been stayed by reason of Safescript Pharmacies, Inc.’s March 19, 2004 bankruptcy filing.

As a result of Safescript Pharmacies, Inc.’s failure to provide us with essential services underlying the license agreement, we entered into into a technology license agreement ("Technology License") with Network Technology, Inc. ("RxNT"). The Technology License grants us a license to use RxNT’s e-prescribing technology under our brand name "Assured Script". Pursuant to the Technology License agreement, we paid RxNT $50,000 at the execution of the agreement and $50,000 at the launch of our branded pharmacy in the second quarter of 2004.
The discussion that follows only includes the financial results for the transition period ended December 31, 2003 and the three months ended March 31, 2004. Given the change in our business plan and the reorganization of our operations in the past year, management believes that it would not be of any value to compare the financial results of the three-month ended March 31, 2004 to the three-month period ended March 31, 2003.

Assets

As of March 31, 2004, we had total assets of $1,036,516. As of March 31, 2004, our current assets consisted of cash of $857,708, inventory of $24,814, and $17,631in prepaid expenses.

In March 2004, we impaired our intangible asset related to the License from Safescript Pharmacies, Inc. in the amount of $2,977,448 due to Safescript Pharmacies, Inc.’s failure to provide us with essential services underlying the license agreement, our adoption of new e-prescribing technology from RxNT as a result of Safescript Pharmacies, Inc.’s failure, and substantial doubt about Safescript Pharmacies, Inc.’s ability to continue as a going concern. Such impairment loss is included in operating expense in the accompanying March 31, 2004 condensed consolidated statement of operations.

Liabilities and Stockholders’ Deficit

Our total liabilities as of March 31, 2004 were $1,766,385. Our liabilities consist of current liabilities of $1,501,758, long term portion of notes payable of $264,627 and a minority interest of $945,014. The notes payable consist of a note payable to RTIN and our CEO in the amounts of $1,013,465 and $370,000 respectively. The current portion of the notes payable, recorded in the Current Liabilities section of the consolidated balance sheet, for RTIN, our CEO, and other certain shareholders amounts to $1,013,465, $105,373, and $100,000 respectively.

Our operations were primarily funded through equity financings. Stockholders’ deficit was $(1,674,883) as of March 31, 2004.

Results of Operations

Our total revenue earned for the three month period ended March 31, 2004 and the transition period ended December 31, 2003 was $79,668 and $7,982 on the cash basis of accounting, respectively. Our accrual basis expected revenue may be adjusted for contractual allowances by third-party insurance carriers and/or government agencies and adjusted to actual as payment is received and charges are settled. We are in the process of monitoring our revenues from these sources and are creating several criteria in developing a historical trend analysis based on actual claims paid in order to estimate these potential contractual allowances on a monthly basis. Given that we are considered to be in the startup stage and lack sufficient operational history, we are unable to determine the fixed settlement of such revenue. Therefore, we are recognizing revenue on a cash basis until such time as management has developed the history and trends to estimate potential contractual adjustments. On an accrual basis, we would have recorded additional revenue of approximately $207,000 and $30,000 for the three months ended March 31, 2004 and the one month transition period ended December 31, 2003, respectively. This revenue is entirely attributable to the operations at the first pharmacy we opened on October 13, 2003 in Orange County, California. As we undertake our plan of operations and establish additional pharmacies, we anticipate that our revenues will significantly increase.

The total cost of sales for the three months ended March 31, 2004 was $217,393. The total cost of sales for the transition period ended December 31, 2003 was $26,267. The cost of sales consists primarily of the pharmaceuticals.

Our total operating expenses for the three months ended March 31, 2004 were $4,182,470. Our operating expenses for the three months ended March 31, 2004 consisted of salaries and related expenses of $234,103, consulting and other compensation of $716,758, selling, general and administrative expenses of $254,161, and an impairment loss of $2,977,448. Our total operating expenses for the one month transition period ended December 31, 2003 were $740,050. Our operating expenses for the one month transition period ended December 31, 2003 consisted of salaries and related expenses $595,922, consulting and other compensation in the amount of $80,526, and selling, general and administrative expenses of $63,602.

Our net loss for the three months ended March 31, 2004 was $4,237,065. Our net loss for the one month transition period ended December 31, 2003 was $751,748. Our basic and diluted loss per common share for the three months ended March 31, 2004 was $0.12. Our basic and diluted loss per common share for the one month transition period ended December 31, 2003 was $0.02.

Liquidity and Capital Resources

As of March 31, 2004, we maintained $857,708 in cash which is primarily due to funds raised in the private offering of common stock. This cash is expected to be used to, among other things, fund additional working capital needs, support the establishment of our corporate infrastructure, and to pay for market research in order to determine the locations of additional pharmacies.

Our management believes that we need additional capital to successfully implement our business plan. Therefore, we are currently seeking additional equity financing in a private placement. We are offering for sale to accredited investors a minimum of 625,000 Units ($500,000) (the "Units") up to a maximum of 4,375,000 Units ($3,500,000) at a price of $0.80 per Unit. Each Unit consists of two (2) shares of restricted common stock, par value $0.001, and one (1) Warrant (the "Warrant") to purchase one (1) share of restricted common stock, exercisable for 24 months from the closing of the offering. The exercise price for the Warrant is $0.60. If the average closing price for our common stock on the OTC Bulletin Board for the thirty (30) consecutive trading days following the effectiveness of the registration of the shares underlying the Warrants is equal to or greater than $1.20, we shall have unlimited discretion to call the Warrants at their exercise price of $0.60 within fifteen (15) business days of such occurrence. Subsequent to March 31, 2004, we received $1,111,600 for the subscription of 2,779,000 shares of restricted common stock of which we have received proceeds of $900,000, net of broker-dealer commissions of $100,000, from this private placement.

Off Balance Sheet Arrangements

As of March 31, 2004, there were no off balance sheet arrangements. Please refer to the Commitment and Contingency footnote to the accompanying condensed consolidated financial statements.

Going Concern Considerations

The accompanying condensed consolidated financial statements have been prepared assuming we will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As of March 31, 2004, we had an accumulated deficit of approximately $6,800,000, recurring losses from operations and negative cash flow from operating activities of approximately $642,000.

We intend to fund operations through increased sales and debt and/or equity financing arrangements, which may be insufficient to fund our capital expenditures, working capital or other cash requirements for the year ending December 31, 2004.

Thereafter, we will be required to seek additional funds to finance long-term operations. The successful outcome of future financing activities cannot be determined at this time and there is no assurance that if achieved, we will have sufficient funds to execute our intended business plan or generate positive operating results.

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
On March 26, 2004, we commenced an offering of common stock to accredited investors through a private placement. Pursuant to the private placement, we are offering a maximum of 4,375,000 units at a price of $0.80 per unit, with a minimum offering of 625,000 units. Each unit consists of two shares of restricted common stock and one warrant to purchase one share of restricted common stock at an exercise price of $0.60 exercisable for twenty-four months after the close of the offering on May 31, 2004. Subsequent to March 31, 2004, we received $1,111,600 for the subscription of 2,779,000 shares of restricted common stock of which we have received proceeds of $900,000, net of broker-dealer commissions of $100,000, from this private placement.

Inflation

Since the opening of our first pharmacy in October 2003, management believes that inflation has not had a material effect on our results of operations.

Critical Accounting Policies

In December 2001, the Securities and Exchange Commission (the "SEC") requested that all registrants list their three to five most "critical accounting polices" in the Management Discussion and Analysis. The SEC indicated that a "critical accounting policy" is one which is both important to the portrayal of the Company’s financial condition and results, and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. We believe that the following accounting policies fit this definition:

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or estimated market, and consist primarily of pharmaceutical drugs. Market is determined by comparison with recent sales or net realizable value. Such net realizable value is based on management’s forecasts for sales of our products or services in the ensuing years and/or consideration and analysis of changes in customer base, product mix, payor mix, third party insurance reimbursement level or other issues that may impact the estimated net realizable value. Should the demand for our products prove to be significantly less than anticipated, the ultimate realizable value of our inventories could be substantially less than reflected in the accompanying consolidated balance sheets.

Long-Lived Assets

In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 144, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. If the cost basis of a long-lived asset is greater than the projected future undiscounted net cash flows from such asset, an impairment loss is recognized. Impairment losses are calculated as the difference between the cost basis of an asset and its estimated fair value. SFAS No. 144 also requires companies to separately report discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment or in a distribution to owners) or is classified as held for sale. Assets to be disposed of are reported at the lower of the carrying amount or the estimated fair value less costs to sell. The provisions of this statement for assets held for sale or other disposal generally are required to be applied prospectively after the adoption date to newly initiated commitments by management to sell such assets. As a result, management cannot determine the potential effects that adoption of SFAS No. 144 will have on its consolidated financial statements with respect to future disposal decisions, if any. As of November 30, 2003, management, principally based on a third party valuation of intangible assets, determined that no such impairment exists and therefore, no adjustments were made to the carrying values of long-lived assets at that date. There can be no assurance, however, that market conditions will not change or demand for our services and products will continue which could result in impairment of long-lived assets in the future.

Goodwill and Intangible Assets

SFAS No. 142, "Goodwill and Other Intangible Assets", which is effective for fiscal years beginning after December 15, 2001, addresses how intangible assets that are acquired individually or with a group of other assets should be accounted for upon their acquisition and after they have been initially recognized in the financial statements. SFAS No. 142 requires that goodwill and intangible assets that have indefinite useful lives not be amortized but rather be tested at least annually for impairment, and intangible assets that have finite useful lives be amortized over their estimated useful lives. SFAS No. 142 provides specific guidance for testing goodwill and indefinite-life intangible assets for impairment. In addition, SFAS No. 142 expands the disclosure requirements for intangible assets in the years subsequent to their acquisition. Impairment losses for goodwill and indefinite-life intangible assets that arise due to the initial application of SFAS No. 142 are to be reported as a change in accounting principle.

In March 2004, management determined that the license underlying the License Agreement entered into with Safescript Pharmacies, Inc. was 100% impaired.

Revenue Recognition

We generate revenue from prescription drug sales which are reimbursable by third-party insurance carriers and government agencies. Our expected revenue may be adjusted for contractual allowances by these third-party insurance carriers and/or government agencies and are adjusted to actual as cash is received and charges are settled. We are monitoring our revenues from these sources and are creating several criteria in developing a historical trend analysis based on actual claims paid in order to estimate these potential contractual allowances on a monthly basis. As we are considered to be in the startup stage and lacks sufficient operational history, management is unable to determine the fixed settlement of such revenue. Therefore, we are recognizing revenue on a cash basis until such time as management has developed the history and trends to estimate potential contractual adjustments. On an accrual basis, we would have recorded additional revenue of approximately $207,000 and $30,000 for the three months ended March 31, 2004 and the one month ended December 31, 2003, respectively.

We account for shipping and handling fees and costs in accordance with Emerging Issues Task Force ("EITF") 00-10 "Accounting for Shipping and Handling Fees and Costs." Such fees and costs are immaterial to our operations.

Recently Issued Accounting Pronouncements

In November 2002, the FASB issued FASB Interpretation ("FIN") No. 45, "Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN No. 45 clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the estimated fair value of the obligation undertaken in issuing the guarantee.

The initial recognition and measurement provisions of FIN No. 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, while the disclosure requirements became applicable in 2002. The Company is complying with the disclosure requirements of FIN No. 45. The other requirements of this pronouncement did not materially affect our consolidated financial statements.

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

As amended in December 2003, the effective dates of FIN No. 46 for public entities that are small business issuers, as defined ("SBIs"), are as follows: (a) For interests in special-purpose entities ("SPEs") periods ended after December 15, 2003; and (b) For all other VIEs: periods ending after December 15, 2004. The December 2003 amendment of FIN No. 46 also includes transition provisions that govern how a company which previously adopted the pronouncement (as it was originally issued) must account for consolidated VIEs. We have determined that it does not have any significant variable interests in any SPEs, and is evaluating the other effects of FIN No. 46 (as amended) on its future consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for how a company classifies and measures certain financial instruments with characteristics of both liabilities and equity, and is effective for public companies as follows: (i) in November 2003, the FASB issued FASB Staff Position ("FSP") FAS 150-3 ("FSP 150-3"), which defers indefinitely (a) the measurement and classification guidance of SFAS No. 150 for all mandatory redeemable non-controlling interests in (and issued by) limited-life consolidated subsidiaries, and (b) SFAS No. 150’s measurement guidance for other types of mandatory redeemable non-controlling interests, provided they were created before November 5, 2003; (ii) for financial instruments entered into or modified after May 31, 2003 that are outside the scope of FSP 150-3; and (iii) otherwise, at the beginning of the first interim period beginning after June 15, 2003. We adopted SFAS No. 150 (as amended) on the aforementioned effective dates. The adoption of this pronouncement did not have a material impact on our results of operations or financial condition.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants, and the SEC did not or are not believed by management to have a material impact on our present or future consolidated financial statements.

Subsequent Events

Subsequent to March 31, 2004, we received $1,111,600 for the subscription of 2,779,000 shares of restricted common stock of which we have received proceeds of $900,000, net of broker-dealer commissions of $100,000, from this private placement.

Subsequent to March 31, 2004, we paid certain unsecured notes payable to shareholders in the amount of $110,000 including interest.

Subsequent to March 31, 2004, we paid certain unsecured notes payable to third parties in the amount of $82,500 including interest.

Item 3.        Controls and Procedures.

The Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2004. This evaluation was carried out under the supervision and with the participation of the Company's Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), Mr. David Parker. Based upon that evaluation, the Company's CEO and CFO concluded that the Company's disclosure controls and procedures are of limited effectiveness at the reasonable assurance level in timely alerting management to the material information relating to us (or our consolidated subsidiaries) required to be included in our periodic filings with the SEC. There have been no significant changes in the Company's internal controls over financial reporting during the quarter ended March 31, 2004 that have materially affected or are reasonably likely to materially affect such controls. Thus, no corrective actions with regard to significant deficiencies or material weakness were necessary.

In December 2003, we hired a Corporate Controller to re-evaluate and revise our existing control policies and procedures and to implement new disclosure controls and procedures. As part of such plan and implementation, we are re-evaluating and re-designing and documenting policies and procedures, putting such procedures in operation, and monitoring the effectiveness of the procedures.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in Company reports filed under the Exchange Act is accumulated and communicated to management, including the Company's CEO and CFO, to allow timely decisions regarding required disclosure.

Limitations on the Effectiveness of Internal Controls

The Company’s management, including the CEO and CFO, do not expect that our disclosure controls and procedures or our internal control over financial reporting necessarily prevent all fraud and material error. An internal control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the internal control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

PART II – OTHER INFORMATION

Item 1.       Legal Proceedings

From time to time, we may be involved in various claims, lawsuits, disputes with third parties, actions involving allegations of discrimination or breach of contract actions incidental to the normal operations of the business.

Providing pharmacy services entails an inherent risk of medical and professional malpractice liability. We may be named as a defendant in such lawsuits and thus become subject to the attendant risk of substantial damage awards. We believe that we have adequate professional and medical malpractice liability insurance coverage. There can be no assurance, however, that we will not be sued, that any such lawsuit will not exceed our insurance coverage, or that we will be able to maintain such coverage at acceptable costs and on favorable terms.

On March 17, 2004, we filed a lawsuit in Nevada State Court against Safescript Pharmacies, Inc. seeking damages, declaratory relief, to rescind our License Agreement with them and to recover the consideration paid therefor, including all cash and 4,444,444 common shares of our restricted common stock which were issued to retire $2,000,000 of the debt owed on the License. This case has been stayed by reason of Safescript Pharmacies, Inc.’s March 19, 2004 bankruptcy filing.

Other than as disclosed herein, we are currently not involved in any such litigation which we believe could have a material adverse effect on the Company’s financial position or results of operations.

Item 2.        Changes in Securities

During the three month period ended March 31, 2004, we began to secure financing in the form of a private placement. We are conducting this offering pursuant to Rule 506 of Regulation D under the Securities Act of 1933. As of March 31, 2004 no shares had been sold under this private placement. Subsequent to March 31, 2004, we received $1,111,600 for the subscription of 2,779,000 shares of restricted common stock of which we have received proceeds of $900,000, net of broker-dealer commissions of $100,000, from this private placement.

During the one month transition period ended December 31, 2003, we issued 1,544,149 shares of restricted common stock to consultants for services rendered valued at approximately $664,000 (estimated to be fair value based on the trading price on the issuance date).

During the three months ended March 31, 2004, we issued 500,000 shares of restricted common stock to an investment banker for investment banking services valued at approximately $280,000 (estimated to be fair value based on the trading price on the issuance date). These shares were issued pursuant to Section 4(2) of the Securities Act of 1933. We did not engage in any general solicitation or advertising.

During the three months ended March 31, 2004, we issued 550,000 shares of restricted common stock to consultants for services rendered valued at approximately $188,000 (estimated to be fair value based on the trading price on the issuance date). These shares were issued pursuant to Section 4(2) of the Securities Act of 1933. We did not engage in any general solicitation or advertising.

During the three months ended March 31, 2004, we issued 20,000 shares of restricted common stock in connection with notes payable issued to certain shareholders and certain third parties valued at approximately $9,500 (estimated to be fair value based on the trading price on the issuance date). These shares were issued pursuant to Section 4(2) of the Securities Act of 1933. We did not engage in any general solicitation or advertising.

Item 3.       Defaults upon Senior Securities

None.

Item 4.        Submission of Matters to a Vote of Security Holders

No matters were submitted for a vote to our security holders during the reporting period.

Item 5.       Other Information

None.

Item 6.       Exhibits and Reports on Form 8-K.

(a)    Exhibits

Exhibit Number	Description
3.1	Articles of Incorporation [1]
3.2	Articles of Incorporation as Amended [2]
3.3	Bylaws as Amended [2]
10.1	License Agreement with Network Technology, Inc. ("RxNT") [3]
10.2	First Amended Shareholders Agreement [4]
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

1    Incorporated by reference from Exhibit 3.1 of the registrant’s Form SB-2 filed December 6, 2000
2   Incorporation by reference from Exhibit 3.2 of the registrant’s Annual Report on Form 10-KSB, as amended filed on March 23, 2004
3   Incorporated by reference from Exhibit 10.1 of the registrant’s Current Report on Form 8-K filed March 23, 2004
4   Incorporated by reference from Exhibit 10.1 of the registrant’s Current Report on Form 8-K filed April 21, 2004

(b)    Reports on Form 8-K

On March 23, 2004, we filed a Current Report on Form 8-K to disclose the License Agreement with RxNT and the suit initiated in Nevada State Court against Safescript Pharmacies, Inc.

On April 21, 2004, we filed a Current Report on Form 8-K to disclose the agreement with TAPG to fund the establishment and operations of five (5) pharmacies.

On February 2, 2004, we filed a Current Report on Form 8-K to disclose that our board of directors approved the change of our fiscal year end from November 30 and adopted December 31 as our new fiscal year end.

SIGNATURES
In accordance with the requirements of the Securities and Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                                                                  eRXSYS, INC.

Date:   May 21, 2004                                                                            /s/ David Parker
                                                                                                             David Parker
                                                                                                             Chief Executive Office, Chief Financial
                                                                                                 Officer, and Director

