Form 10QSB
period 2004-06-30
ERXSYS INC
filed 2004-08-23
CIK 1100592

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]    QUARTLERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

                                                                                                                                                             For the quarterly period ended June 30, 2004

[ ]    TRANSITION REPORT PURSUANT TO 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

                                                                                For the transition period from __________ to __________

                                Commission File Number 000-33165

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

949-440-3248
(Issuer's telephone number)

________________________________________________________________
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

44,712,895 shares of common stock outstanding as of August 16, 2004

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

1

PART I - FINANCIAL INFORMATION

Item 1.       Financial Statements.

Our condensed unaudited consolidated financial statements included in this Form 10-QSB are as follows:

          (a)     Condensed Consolidated Balance Sheet as of June 30, 2004.
          (b)     Condensed Consolidated Statements of Operations for the three and six month periods ended June 30, 2004 and 2003;
          (c)     Condensed Consolidated Statements of Cash Flow for the six-month periods ended June 30, 2004 and 2003;
          (d)     Notes to Condensed Consolidated Financial Statements.

These unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-QSB. In the opinion of management, all adjustments (which, except as described in Note 3 to the accompanying financial statements, consist only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the interim period ended June 30, 2004 are not necessarily indicative of the results that can be expected for the full year.

2

eRXSYS, Inc. and Subsidiaries
(Formerly Known As Surforama.com, Inc.)

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

JUNE 30, 2004

INDEX TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheet                                                                  F-1

Condensed Consolidated Statements of Operations                                                 F-2

Condensed Consolidated Statements of Cash Flows                                                F-3

Notes to Condensed Consolidated Financial Statements                                                      F-4

eRXSYS, INC. AND SUBSIDIARIES
(Formerly Known As Surforama.com, Inc.)
CONDENSED CONSOLIDATED BALANCE SHEET
JUNE 30, 2004
UNAUDITED
______________________________________________________________________________________________________________________

ASSETS

Current Assets
Cash	$2,182,501
Restricted cash	150,000
Inventories	140,839
Prepaid expenses and other assets	22,031

2,495,371

Property and Equipment, net	332,229

$2,827,600

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued liabilities	$344,134
Notes payable to related party and stockholders	1,013,465

1,357,599

Notes Payable to Related Party and Stockholder, net of current portion	370,000

1,727,599

Minority Interest	821,688

Commitments and contingencies

Stockholders' Equity
Preferred shares; par value $0.001 per share;
authorized 5,000,000 shares; no preferred shares issued
and outstanding	-

Common shares; par value $0.001 per share;
authorized 70,000,000 shares; 44,712,896 common shares issued or
outstanding	44,713

Additional paid-in capital, net	8,680,389

Deferred compensation	(454,800)

Accumulated deficit	(7,991,989)

Stockholders' equity	278,313

$2,827,600

Page F-1                                                                                                          See accompanying notes to condensed consolidated financial statements

eRXSYS, INC. AND SUBSIDIARIES
(Formerly Known As Surforama.com, Inc.)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
UNAUDITED
______________________________________________________________________________________________________________________

THREE MONTHS ENDED JUNE 30, SIX MONTHS ENDED JUNE 30,
2004 2003 2004 2003

GROSS SALES	$273,040	$-	$352,708	$-

COST OF SALES	(347,618)	-	(565,011)	-

GROSS LOSS	(74,578)	-	(212,303)	-

OPERATING EXPENSES
Salaries and related	243,290	-	477,393	-
Consulting and other compensation	695,245	304,833	1,412,003	478,831
Selling, general and administrative	314,276	37,696	568,437	47,600
Impairment of intangible asset	-	-	2,977,448	-

TOTAL OPERATING EXPENSES	1,252,811	342,529	5,435,281	526,431

OPERATING LOSS	(1,327,389)	(342,529)	(5,647,584)	(526,431)

OTHER (EXPENSE) INCOME
Interest expense	(17,862)	(10,573)	(31,590)	(11,153)
Interest income	162	-	1,393	-
Other expense	(420)	-	(420)	-

TOTAL OTHER (EXPENSE)	(18,120)	(10,573)	(30,617)	(11,153)

LOSS BEFORE MINORITY INTEREST	(1,345,509)	(353,102)	(5,678,201)	(537,584)
MINORITY INTEREST	123,326	-	218,953	-

NET LOSS	$(1,222,183)	$(353,102)	$(5,459,248)	$(537,584)

Basic and diluted loss per common share	$(0.03)	$(0.02)	$(0.15)	$(0.03)

Basic and diluted weighted average number of commonshares outstanding	38,322,584	20,922,732	37,437,719	20,375,816

Page F-2                                                                                                          See accompanying notes to condensed consolidated financial statements

F- 2

eRXSYS, INC. AND SUBSIDIARIES
(Formerly Known As Surforama.com, Inc.)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTH PERIODS ENDED JUNE 30, 2004 AND 2003
UNAUDITED
______________________________________________________________________________________________________________________

SIX SIX
MONTHS ENDED MONTHS ENDED
6/30/2004 6/30/2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(5,459,248)	$(537,584)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization of property and equipment	15,417	1,374
Amortization of deferred consulting fee	337,600	-
Impairment of intangible asset	2,977,448	-
Minority interest in net loss of Joint Venture	(218,953)	-
Issuance of common stock for services	834,500	240,089
Changes in operating assets and liabilities:
Restricted cash	(150,000)
Inventories	(102,791)	-
Prepaid expenses and other current assets	9,645	(165)
Accounts payable and accrued liabilities	232,093	340,493
Related party payable	(14,797)	-

Net cash (used in) provided by operating activities	(1,539,086)	44,207

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(276,876)	-
Purchase of market license	-	(37,000)

Net cash used in investing activities	(276,876)	(37,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal repayments on notes payable	(35,722)	-
Principal repayments on notes payable to related party and shareholder	-	(3,300)
Issuance of common stock for cash	2,650,030
Issuance of common stock in connection with issuance of notes payable	9,500	-
Minority interest	664,213	-

Net cash provided by (used in) financing activities	3,288,021	(3,300)

Foreign currency translation	-	(699)

Net increase in cash	1,472,059	3,208

Cash at beginning of period	710,442	806

Cash at end of period	$2,182,501	$4,014

Supplemental disclosure of cash flow information -
Cash paid during the period for:
Interest	$17,862	$-

Income taxes	$-	$-

See accompanying notes to the condensed consolidated financial statements for additional disclosure of non-cash investing and financing activities.

Page F-3                                                                                                        See accompanying notes to condensed consolidated financial statements.

eRXSYS, INC. AND SUBSIDIARIES
(Formerly Known As Surforama.com, Inc.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED
June 30, 2004 and 2003
____________________________________________________________________________________________________________________

1. ORGANIZATION AND BASIS OF PRESENTATION

Organization and Nature of Operations

eRXSYS, Inc. (formerly known as Surforama.com, Inc. ("Surforama")), a Nevada corporation, was incorporated in October 1999 and is located in Southern California. Surforama was in the business of developing and marketing end to end online advertising and classified solutions for service providers, corporations and individuals. In August 2002, two major shareholders of Surforama entered into an agreement to sell a controlling interest in Surforama to a new shareholder who became the chief executive officer ("CEO") affecting a change of control. Such transaction was not finalized until April 2003. In April 2003, as a result of the difficulty in raising additional working capital to execute this business plan, Surforama reorganized its operations to implement a business plan to commercialize a pharmaceutical management system that combines automated prescription-writing technology for physicians with dedicated high-tech pharmacy operations to serve the needs of the physician members’ patients. To execute this new business plan, the CEO of Surforama, through his wholly owned company RxSystems, Inc., assigned to Surforama a license to acquire the exclusive license rights (the "License") to operate Safescript Pharmacies in California, Oregon, Washington, and Alaska.

Surforama entered into a joint venture with TPG, LLC named Safescript Pharmacies of California, LLC ("Joint Venture"). Surforama owns 51% of the Joint Venture with TPG, LLC owning the remaining 49% (minority owner). In June 2003, Surforama also formed a wholly owned subsidiary, Safescript of California, Inc. ("Safescript"), which is to own and operate the pharmacies. In October 2003, Surforama changed its name to eRXSYS, Inc. Two of eRXSYS’ shareholders each own approximately 19% of TPG, LLC. These shareholders are negotiating the sale of their membership interest in TPG, LLC to eRXSYS. In accordance with the Joint Venture agreement, the minority owner contributed $448,000 to fund the start up costs of the Company’s first two pharmacies during the year ended November 30, 2003. eRXSYS, Inc. will manage the pharmacy operations in the Joint Venture.

In February 2004, eRXSYS, Inc. entered into a joint venture with TAPG, LLC ("TAPG") to form Safescript Northwest, Inc. ("Safescript Northwest") for the purpose of funding the establishment and initial operations of five pharmacies. Under the amended agreement and by-laws, eRXSYS, Inc. owns 75% of Safescript Northwest with TAPG owning the remaining 25% (TAPG minority owner). The TAPG minority owner contributed $664,000 to fund the start up costs of the Company’s first two pharmacies in Washington and Oregon.

eRXSYS, Inc., Safescript, Joint Venture, and Safescript Northwest are hereinafter collectively referred to as the "Company."

eRXSYS, INC. AND SUBSIDIARIES
(Formerly Known As Surforama.com, Inc.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED
June 30, 2004 and 2003

____________________________________________________________________________________________________________________

1. ORGANIZATION AND BASIS OF PRESENTATION (continued)

Going Concern Considerations

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business. As of June 30, 2004, the Company had an accumulated deficit of approximately $8 million, recurring losses from operations and negative cash flow from operating activities for the six months then ended of approximately $1,539,000.

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
On March 26, 2004, the Company commenced an offering of common stock to accredited investors through a private placement to raise capital to fund its operations. During the three months ended June 30, 2004 the Company completed its private placement (see Note 6).

Basis of Presentation

The management of the Company, without audit, prepared the condensed consolidated financial statements for the six month periods ended June 30, 2004 and 2003. The information furnished has been prepared in accordance with accounting principles

eRXSYS, INC. AND SUBSIDIARIES
(Formerly Known As Surforama.com, Inc.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED
June 30, 2004 and 2003

____________________________________________________________________________________________________________________

 1. ORGANIZATION AND BASIS OF PRESENTATION (continued)

Basis of Presentation (continued)

generally accepted in the United States of America ("GAAP") for interim financial reporting. Accordingly, certain disclosures normally included in financial statements prepared in accordance with GAAP have been condensed and consolidated or omitted. In the opinion of management, all adjustments considered necessary for the fair presentation of the Company's financial position, results of operations and cash flows have been included and (except as described in Note 3) are only of a normal recurring nature. The results of operations for the six months ended June 30, 2004 are not necessarily indicative of the results of operations for the year ending December 31, 2004.

The consolidated financial statements include the accounts of eRXSYS, Inc., its wholly owned subsidiary, Safescript, its 51% owned Joint Venture, and its 75% owned Safescript Northwest. The Company has the ability to exercise control over the Joint Venture and Safescript Northwest. All significant inter-company accounts and transactions have been eliminated in consolidation.

These condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements as of November 30, 2003, which are included in the Company’s Annual Report on Form 10-KSB that was filed with the Securities and Exchange Commission (the "SEC") on March 16, 2004 and the Company’s Amended Annual Report on Form 10-KSB/A that was filed with the SEC on March 23, 2004.

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

Emerging Issues Task Force ("EITF") No. 98-3, "Determining Whether a Nonmonetary Transaction Involves Receipt of a Productive Asset or of a Business," defines the elements necessary to evaluate whether a business has been received in a nonmonetary exchange transaction. EITF 98-3 defines a business as a self-sustaining integrated set of activities and assets conducted and managed for the purpose of providing a return to investors. A business consists of (a) inputs, (b) processing applied to those inputs, and (c)

eRXSYS, INC. AND SUBSIDIARIES
(Formerly Known As Surforama.com, Inc.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED
June 30, 2004 and 2003

_____________________________________________________________________________________________________________________

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Business Combinations (continued)

resulting outputs that are used to generate revenues. Pursuant to EITF 98-3, since the acquisition of certain assets (See Note 3) did not have all the required elements to be considered the purchase of a business, the Company recorded the transaction as an asset purchase.

Restricted Cash

As of June 30, 2004, the Company maintained $150,000 in restricted cash which is to be used exclusively to satisfy the Company’s obligations under leases that were personally guaranteed by an officer of the Company in the event that the Company is unable to pay rent at these locations from its operating account.

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or estimated market, and consist primarily of pharmaceutical drugs. Market is determined by comparison with recent sales or net realizable value. Net realizable value is based on management’s forecasts for sales of the Company’s products or services in the ensuing years and/or consideration and analysis of changes in customer base, product mix, payor mix, third party insurance reimbursement level or other issues that may impact the estimated net realizable value. Should the demand for the Company’s products prove to be significantly less than anticipated, the ultimate net realizable value of the Company’s inventories could be substantially less than reflected in the accompanying condensed consolidated balance sheet.

Long-Lived Assets

In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 144, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. If the cost basis of a long-lived asset is greater than the projected future undiscounted net cash flows from such asset, an impairment loss is recognized. Impairment losses are calculated as the difference between the cost basis of an asset and its estimated fair value. SFAS No. 144 also requires companies to separately report discontinued operations, and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment or in a distribution to owners) or is classified as held for sale. Assets to be disposed of are

eRXSYS, INC. AND SUBSIDIARIES
(Formerly Known As Surforama.com, Inc.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED
June 30, 2004 and 2003

_____________________________________________________________________________________________________________________

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Long-Lived Assets (continued)

reported at the lower of the carrying amount or the estimated fair value less costs to sell.

The provisions of this statement for long-lived assets held for sale or other disposal generally are required to be applied prospectively after the adoption date to newly initiated commitments by management to sell such assets. As a result, management cannot determine the potential effects that adoption of SFAS No. 144 will have on its consolidated financial statements with respect to future disposal decisions, if any. As of November 30, 2003, principally based on a third party valuation of intangible assets, management determined that no such impairment exists and therefore, no adjustments were made to the carrying values of long-lived assets at that date. There can be no assurance, however, that market conditions will not change or demand for the Company’s services and products will continue which could result in impairment of long-lived assets in the future.

Goodwill and Intangible Assets

SFAS No. 142, "Goodwill and Other Intangible Assets", which is effective for fiscal years beginning after December 15, 2001, addresses how intangible assets that are acquired individually or with a group of other assets should be accounted for upon their acquisition and after they have been initially recognized in the financial statements. SFAS No. 142 requires that goodwill and identifiable intangible assets that have indefinite lives not be amortized but rather be tested at least annually for impairment, and intangible assets that have finite useful lives be amortized over their estimated useful lives. SFAS No. 142 provides specific guidance for testing goodwill and intangible assets that will not be amortized for impairment. In addition, SFAS No. 142 expands the disclosure requirements about goodwill and intangible assets in the years subsequent to their acquisition. Impairment losses for goodwill and indefinite-life intangible assets that arise due to the initial application of SFAS No. 142 are to be reported as a change in accounting principle.

In March 2004, management determined that the license underlying the License Agreement entered into with Safescript Pharmacies, Inc. was 100% impaired (see Note 3).

Revenue Recognition

The Company generates revenue from prescription drug sales which are reimbursable by third-party insurance carriers and government agencies. The Company’s ultimate

eRXSYS, INC. AND SUBSIDIARIES
(Formerly Known As Surforama.com, Inc.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED
June 30, 2004 and 2003

_____________________________________________________________________________________________________________________

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Revenue Recognition (continued)

expected revenue may be adjusted for contractual allowances by these third-party insurance carriers and/or government agencies, and are adjusted to actual as cash is received and charges are settled. The Company is monitoring its revenues from these sources and is creating several criteria in developing a historical trend analysis based on actual claims paid in order to estimate these potential contractual allowances on a monthly basis. As the Company is considered to be in the startup stage and lacks sufficient operational history, management is unable to determine the fixed settlement of such revenue. Therefore, the Company is recognizing revenue on a cash basis until such time as management has developed the history and trends to estimate potential contractual adjustments. On an accrual basis, the Company would have recorded additional revenue of approximately $180,000 and $387,000 for the three months and six months ended June 30, 2004, respectively.

The Company accounts for shipping and handling fees and costs in accordance with EITF 00-10 "Accounting for Shipping and Handling Fees and Costs." Such fees and costs are immaterial to the operations of the Company.

Stock-Based Compensation

The Company accounts for stock-based compensation issued to employees using the intrinsic value based method as prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock issued to Employees" and related interpretations. Under the intrinsic value based method, compensation expense is the excess, if any, of the fair value of the stock at the grant date or other measurement date over the amount an employee must pay to acquire the stock. Compensation expense, if any, is recognized over the applicable service period, which is usually the vesting period.

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

The adoption of the accounting methodology of SFAS No. 123 is optional and the Company has elected to account for stock-based compensation issued to employees using APB No. 25; however, pro forma disclosures, as if the Company had adopted the cost recognition requirement of SFAS No. 123, are required to be presented. For stock-based

eRXSYS, INC. AND SUBSIDIARIES
(Formerly Known As Surforama.com, Inc.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED
June 30, 2004 and 2003

_____________________________________________________________________________________________________________________

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Stock Based Compensation (continued)

compensation issued to non-employees, the Company uses the fair value method of accounting under the provisions of SFAS No. 123.

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

SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of SFAS No. 123," was issued in December 2002 and is effective for fiscal years ending after December 15, 2002. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. At June 30, 2004 the Company has one stock-based employee compensation plan which is described more fully in Note 6.

Three Months Ended June 30, Six Months Ended June 30,
2004 2003 2004 2003

Net loss applicable to common stockholders:
As reported	$(1,222,183)	$(353,102)	$(5,459,248)	$(466,170)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(5,625)	-	(11,250)	-

Pro forma	$(1,227,808)	$(353,102)	$(5,470,498)	$(466,170)

Basic and diluted loss per common share:
As reported	$(0.03)	$(0.02)	$(0.15)	(0.02)

Pro forma	$(0.03)	$(0.02)	$(0.15)	(0.02)

eRXSYS, INC. AND SUBSIDIARIES
(Formerly Known As Surforama.com, Inc.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED
June 30, 2004 and 2003

_____________________________________________________________________________________________________________________

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Stock Based Compensation (continued)

The above proforma effects of applying SFAS 123 are not necessarily representative of the impact on the results of operations for future years.

Basic and Diluted Loss Per Common Share

The Company computes loss per common share using SFAS No. 128 "Earnings Per Share". Basic loss per share is computed by dividing net loss applicable to common shareholders by the weighted average number of common shares outstanding for the reporting period. Diluted loss per share reflects the potential dilution that could occur if securities or other contracts, such as stock options and warrants to issue common stock, were exercised or converted into common stock. There were no dilutive potential common shares at June 30, 2004 or 2003. Because the Company has incurred net losses and there are no potential common shares, basic and diluted loss per common share are the same.

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
UNAUDITED
June 30, 2004 and 2003

_____________________________________________________________________________________________________________________

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recently Issued Accounting Pronouncements (continued)

are small business issuers, as defined, are as follows: (a) For interests in special-purpose entities ("SPEs") periods ended after December 15, 2003; and (b) For all other VIEs: periods ending after December 15, 2004. The December 2003 amendment of FIN No. 46 also includes transition provisions that govern how a company which previously adopted the pronouncement (as it was originally issued) must account for consolidated VIEs. The Company has determined that it does not have any significant variable interests in any SPEs, and is evaluating the other effects of FIN No. 46 (as amended) on its future consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for how a company classifies and measures certain financial instruments with characteristics of both liabilities and equity, and is effective for public companies as follows: (i) in November 2003, the FASB issued FASB Staff Position ("FSP") FAS 150-3 ("FSP 150-3"), which defers indefinitely (a) the measurement and classification guidance of SFAS No. 150 for all manditorily redeemable non-controlling interests in (and issued by) limited-life consolidated subsidiaries, and (b) SFAS No. 150’s measurement guidance for other types of manditorily redeemable non-controlling interests, provided they were created before November 5, 2003; (ii) for financial instruments entered into or modified after May 31, 2003 that are outside the scope of FSP 150-3; and (iii) otherwise, at the beginning of the first interim period beginning after June 15, 2003. The Company adopted SFAS No. 150 (as amended) on the aforementioned effective dates. The adoption of this pronouncement did not have a material impact on the Company’s results of operations or financial condition.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants, and the SEC did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

3. INTANGIBLE ASSETS

In 2003, the Company acquired the rights to an exclusive license ("License") to operate Safescript Pharmacies in California, Oregon, Washington, and Alaska from Safescript Pharmacies, Inc., formerly known as RTIN Holdings, Inc., (the "Licensor"). In connection with this transaction, the Company assumed a note payable to the Licensor (see Note 5), executed a new note payable with the CEO (see Note 5) and paid $37,000 in cash.

eRXSYS, INC. AND SUBSIDIARIES
(Formerly Known As Surforama.com, Inc.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED
June 30, 2004 and 2003

_____________________________________________________________________________________________________________________

3. INTANGIBLE ASSETS (continued)

On March 12, 2004, the Company entered into a technology license agreement ("Technology License") with Network Technology, Inc. ("RxNT"). The Technology License grants the Company the right to use RxNT’s e-prescribing technology under the Company’s brand name "Assured Script". Pursuant to the Technology License agreement, the Company paid RxNT $50,000 at the execution of the agreement and $50,000 at the launch of the Company’s branded pharmacy. As of June 30, 2004, the Company has paid $75,000 which has been recorded in property and equipment in the accompanying condensed consolidated balance sheet. See Note 8 for additional information.

The Licensor became the subject of an SEC investigation. On March 17, 2004, the Company filed a lawsuit in Nevada State Court against the Licensor seeking damages, declaratory relief, to rescind the License and to recover the consideration paid therefor. On March 19, 2004, the Licensor filed for Chapter 11 bankruptcy protection. The litigation in Nevada State Court has been stayed by reason of the Licensor filing for bankruptcy. The Company refilled substantially the same claim as an adversary proceeding in the Licensor’s bankruptcy case, now pending in the U.S. Bankruptcy court in Tyler, Texas. As of March 31, 2004, management determined that the License was 100% impaired based on (a) the uncertainty of the Licensor’s ability to continue as a going concern, which creates substantial doubt about the Licensor’s ability to continue to support their e-prescribing technology, (b) the Company’s dispute with the Licensor, and (c) the Company’s implementation of the RxNT technologies at its first two pharmacies.

Accordingly, the Company impaired the entire intangible asset of approximately $2,997,000 in the accompanying June 30, 2004 condensed consolidated statement of operations.

4. SHORT-TERM NOTES PAYABLE

In November 30, 2003, the Company entered into an unsecured note payable ("Note A") with a third party for $15,000. Note A matured on March 31, 2004 and accrued interest at a fixed rate of 5% per annum. At March 31, 2004, the total outstanding principal balance on Note A was $15,000. In May 2004, the Company repaid the principal balance of Note A and the related interest totaling $15,719.

In March 2004, the Company entered into three unsecured notes payable ("Note B") with certain third parties totaling $100,000. Note B accrues interest at a fixed rate of 10% over the ninety-day term and matured in June 2004. During the three months ended June 30, 2004, the Company repaid the principal balance of Note B and the related interest totaling $109,500.

eRXSYS, INC. AND SUBSIDIARIES
(Formerly Known As Surforama.com, Inc.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED
June 30, 2004 and 2003

_____________________________________________________________________________________________________________________

5. NOTES PAYABLE TO RELATED PARTY AND STOCKHOLDERS

The Company assumed a note payable ("Note C") of approximately $3,177,000 in connection with acquisition of a License (see Note 3), of which $2,000,000 was converted into 4,444,444 shares of the Company’s restricted common stock. The remaining balance of approximately $1,177,000 is payable in monthly installments of $25,000 including interest at 5% per annum with a balloon payment of approximately $802,000 due in December 2004. Note C is secured by the License. At June 30, 2004, the total outstanding principal balance of Note C approximated $1,013,000, and monthly installments were five months in arrears due to the Company’s dispute with the Licensor (see Note 3).

The Company entered into a note payable ("Note D") with a stockholder for $370,000 in connection with the acquisition of a License (see Note 3). Note D accrues interest at a fixed rate of 5% per annum. Note D is secured by the License and matures in December 2007. At June 30, 2004, the total outstanding principal balance on Note D was $370,000.

In March 2004, the Company entered into two unsecured notes payable ("Note E") with certain shareholders totaling $100,000. Note E accrues interest at a fixed rate of 10% over the ninety-day term and matured in June 2004. In April 2004, the Company repaid the principal balance of Note E and the related interest totaling $110,000.

6. EQUITY TRANSACTIONS

Common Stock

During the three months ended June 30, 2004, the Company completed its offering of common stock to accredited investors through a private placement. The Company offered a maximum of 4,375,000 units at a price of $0.80 per unit, with a minimum offering of 625,000 units. Each unit consisted of two shares of restricted common stock and one warrant to purchase one share of restricted common stock at an exercise price of $0.60 exercisable for twenty-four months after the close of the offering on June 17, 2004 with an option to extend. The Company agreed to commence the registration process with the SEC for the common stock issued and the common stock underlying the warrants within ninety days after the termination date of this offering. If the average closing price of the Company’s common stock on the OTC Bulletin Board for the thirty consecutive trading days following the effectiveness of the registration of the shares underlying the warrants is equal to or greater than $1.20, the Company has the right to call the warrants at the exercise price of $0.60 within fifteen business days of such occurrences. During the three months ended June 30, 2004, the Company issued 7,391,750 shares of its restricted common stock in connection with the private placement. The Company received proceeds of $2,650,030, net of broker/dealer commission and legal fees related to the private placement of $306,548 which were recorded in additional paid-in capital in

eRXSYS, INC. AND SUBSIDIARIES
(Formerly Known As Surforama.com, Inc.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED
June 30, 2004 and 2003

_____________________________________________________________________________________________________________________

6. EQUITY TRANSACTIONS (continued)

Common Stock (continued)

the accompanying condensed consolidated balance sheet.

During the three months ended June 30, 2004, in connection with the extension of a consulting agreement with its investment banker, the Company issued 150,000 shares of restricted common stock, with 350,000 warrants to purchase 350,000 shares of the Company’s common stock, exercisable at $0.60 per share for a period of five years from the date of issuance, to the investment banker for investment banking services. The 150,000 shares of restricted common stock were valued at approximately $70,500 (estimated to be fair value based on the trading price on the issuance date) and the 350,000 warrants were valued at approximately $182,000 (estimated to be fair value based on the Black-Scholes pricing model on the issuance date). Such expense were included in consulting and other compensation in the accompanying condensed consolidated statements of operations.

During the three months ended June 30, 2004, the Company issued 126,625 shares of restricted common stock to consultants for services rendered valued at approximately $62,000 (estimated to be fair value based on the trading price on the issuance date).

Warrants

During the three months ended June 30, 2004, in connection with the private placement described above, the Company issued 3,695,875 warrants to purchase one share of restricted common stock at an exercise price of $0.60 exercisable for twenty-four months after the close of the offering on June 17, 2004.

During the three months ended June 30, 2004, the Company issued 100,000 warrants to purchase 100,000 shares of the Company’s common stock, exercisable at $0.60 per share of common stock for a period of five years from the date of issuance, to a consultant.  The warrants are valued at approximately $52,000 (estimated to be fair value based on the Black-Scholes pricing model on the issuance date). Such expense is included in consulting and other compensation in the accompanying condensed consolidated statement of operations.

Stock Options

In 2003, the Company’s Board of Directors approved an Incentive Stock Option Plan ("ISOP") to grant options to its key personnel.

eRXSYS, INC. AND SUBSIDIARIES
(Formerly Known As Surforama.com, Inc.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED
June 30, 2004 and 2003

_____________________________________________________________________________________________________________________

6. EQUITY TRANSACTIONS (continued)

Stock Options (continued)

During the three months ended June 30, 2004, under the ISOP the Company granted options to purchase 240,000 shares of common stock to employees. The stock options have an exercise price of $0.50 (estimated by management to be the grant-date fair market value of the Company’s common stock) and vest one-third each consecutive year following the date of grant. Such stock options expire on the earlier of three years after vesting or ninety days after termination of employment with the Company. Also during the three months ended June 30, 2004, the Company amended the ISOP to change the title to "2003 Stock Option Plan of eRXSYS, Inc" and replace all references to "Surforama" with "eRXSYS."

7. OTHER RELATED PARTY TRANSACTIONS

Effective January 2004, the Company appointed a physician, who is also a customer, to its Professional Advisory Board ("Advisory Board"). Pursuant to the Advisory Board agreement, the Company is to issue 10,000 shares of restricted common stock annually, compensate the physician $1,500 per speaking engagement and $1,500 per Advisory Board meeting.

For the three and six months ended June 30, 2004, the Company recorded approximately $31,000 and $52,000 of revenue from this physician, respectively. For the three and six months ended June 30, 2004, the Company paid $1,500 and $0 for a speaking engagement, respectively, which has been reported in consulting and other compensation in the accompanying condensed consolidated statement of operations.

8. COMMITMENTS AND CONTINGENCIES

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

Providing retail pharmacy services entails an inherent risk of medical and professional malpractice liability. The Company may be named as a defendant in such lawsuits and thus become subject to the attendant risk of substantial damage awards. Management believes the Company has adequate professional and medical malpractice liability

eRXSYS, INC. AND SUBSIDIARIES
(Formerly Known As Surforama.com, Inc.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED
June 30, 2004 and 2003

_____________________________________________________________________________________________________________________

8. COMMITMENTS AND CONTINGENCIES (continued)

Legal Matters (continued)

insurance coverage. There can be no assurance, however, that the Company will not be sued, that any such lawsuit will not exceed the insurance coverage, or that the Company will be able to maintain such coverage at acceptable costs and on favorable terms.

On April 14 2004, a former employee filed a lawsuit in Orange County California Superior Court against the Company seeking additional compensation and stock issuances. The lawsuit is in the early stages and its outcome is not reasonably predictable. Management believes the lawsuit is without merit and is aggressively defending this case.

On March 17, 2004, the Company filed a lawsuit in Nevada State Court against the Licensor. See Note 3 for additional information.

Other Commitments

Pursuant to the License (See Note 3), the Company is required to pay $20,000 per store opening and monthly royalty fees of 4% on gross revenue from pharmacy sales. As of June 30, 2004 the Company accrued $40,000 for the Santa Ana, California and Riverside, California store opening and $14,108 for royalty fees which have been recorded in accounts payable and accrued liabilities in the accompanying condensed consolidated balance sheet. Due to the lawsuit against the Licensor (see Note 3), the Company did not open the pharmacy located in Kirkland, Washington under the License agreement; as such, no accrual for the store opening or royalty fees was recorded as of June 30, 2004 for the Kirkland, Washington pharmacy.

Pursuant to the Technology License (see Note 3), the Company will pay royalties of 25% of the gross profit from the sale of "Assured Script" product which refers to the licensed products and technology set forth in the Technology License and not prescription drug sales. For the three and six months ended June 30, 2004, the Company has not incurred or paid any royalties under this agreement.

Item 2.       Management’s Discussion and Analysis or Plan of Operation.

Overview

The following discussion should be read in conjunction with the condensed unaudited consolidated financial statements and notes thereto of the Company appearing elsewhere in this report. Such financial statements have been prepared to reflect the Company’s financial position as of June 30 2004, together with the results of operations for the three and six month periods ended June 30, 2004 and 2003, and cash flows for the six-month periods ended June 30, 2004 and 2003.

Forward-Looking Statements

Historical results and trends should not be taken as indicative of future operations. Management’s statements contained in this report that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Actual results may differ materially from those included in the forward-looking statements. The Company intends such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of complying with those safe-harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project," "prospects," or similar expressions. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on the operations and future prospects of the Company on a consolidated basis include, but are not limited to: changes in economic conditions generally and the retail pharmaceutical market specifically, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Further information concerning the Company and its business, including additional factors that could materially affect the Company’s financial results, is included herein and in the Company’s other filings with the Securities and Exchange Commission.

Plan of Operation

Our plan of operations for the next twelve months is to open and operate pharmacies that utilize a pharmaceutical management system that allows physicians to transmit prescriptions from a personal data assistant ("PDA") and/or desktop computer directly to our dedicated pharmacies, thus eliminating or reducing the need for paper prescriptions. Our pharmacies will work almost exclusively with physicians whose patients require medication to manage their chronic pain. Given our focus on dispensing medication for chronic pain management, we typically do not inventory non-prescription drugs or health and beauty related products.

Our initial focus is to open and operate pharmacies in Southern California around the greater Los Angeles area. On October 13, 2003 and after obtaining all of the required regulatory permits, we opened the first pharmacy location in Orange County, California in the city of Santa Ana. This location is currently producing revenue and management had expected that this location would be operating at a profit before the end of the second quarter of fiscal 2004.

There are two reasons that account for why the first pharmacy is not currently operating at a profit. First, reporting revenue under the cash basis during the start-up phase of our first pharmacy limits the amount of revenue we are able to recognize. Despite an increase in prescription drug sales from the prior three month period to the current reporting period, recognizing revenue under the cash basis has impaired our ability to recognize revenue in the same reporting period in which sales are made. It is typically several months until we are able to recognize revenue from prescription drug sales because there is often a significant delay in the receipt of payment from third-party insurance carriers and government agencies. We will continue to recognize revenue on a cash basis until such time that management is confident that we have developed the history and trends necessary to estimate potential contractual adjustments. However, on an accrual basis, we would have recorded additional revenue of approximately $180,000 and $387,000 for the three and the six month periods ended June 30, 2004, respectively. Secondly, several doctors that utilized our pharmacy are now having their prescriptions filled at pharmacies that are onsite and owned by the doctors’ medical clinic.

On June 10 2004, we opened our second pharmacy location in Riverside, California. The opening date for this pharmacy was delayed due to staffing issues. Management anticipates that unforeseen staffing issues will impair our sales initially.

On August 11, 2004, we opened our third pharmacy in Kirkland, Washington.

We have identified the following locations for our next five pharmacy locations: a second pharmacy in Portland, Oregon; Tacoma, Washington; Santa Monica, California; Greater Los Angeles, California; and Anchorage, Alaska. These locations are tentative and subject to change in the event that management decides that our interests are best served by establishing pharmacies at other locations.

Management expects that two pharmacies located in Portland, Oregon will open before the end of the third quarter of fiscal 2004. Management expects to have nine pharmacies in operation prior to December 31, 2004. It is anticipated that each pharmacy will open approximately 60 days after the lease is secured on the properties and all of the required regulatory permits have been obtained. Cash flow from operations should begin within one month of opening each pharmacy, as each pharmacy is expected to generate cash flow in the initial month of operation.

In furtherance of our plan to open and operate pharmacies, we entered into an agreement with TAPG, L.L.C. ("TAPG"), a Louisiana limited liability company, for the purpose of funding the establishment and initial operations of five pharmacies. Under this agreement, we will own 75% of each pharmacy established and TAPG will own the remaining 25%. TAPG has agreed to provide start-up costs in the amount of $335,000 per pharmacy location and we will contribute technology, consulting services, and marketing expertise. We have received $664,000 for the startup costs of two of the five pharmacies to be established under this agreement. The pharmacy located in Kirkland, Washington and the location scheduled to open in the third quarter of fiscal 2004 in Portland, Oregon are operated under this agreement with TAPG.

In addition to the agreement entered into with TAPG, we also have an agreement in place with TPG, LLC to provide startup costs for the establishment of several pharmacies. The first pharmacy located in Santa Ana, California was established pursuant to this agreement. Notwithstanding these agreements, management also expects to open and operate pharmacies that we wholly own.

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

Safescript Pharmacies, Inc. ("Safescript"), formerly known as RTIN Holdings, Inc., failed to provide us with essential services underlying the license agreement and this has forced us to terminate our use of all technology granted under the license agreement entered into with Safescript Pharmacies, Inc. On March 17, 2004, we initiated suit in Nevada State Court against Safescript Pharmacies, Inc. seeking damages, declaratory relief, to rescind our license agreement with them and to recover the consideration paid, including all cash and 4,444,444 restricted common shares of our stock which were issued to retire $2,000,000 of the debt owed on the underlying license. This case has been stayed by reason of Safescript Pharmacies, Inc.’s March 19, 2004 bankruptcy filing. We refiled substantially the same claim as an adversary proceeding in Safescript’s bankruptcy case, now pending in the U.S. Bankruptcy Court sited in Tyler, Texas.

As a result of Safescript Pharmacies, Inc.’s failure to provide us with essential services underlying the license agreement, we entered into a technology license agreement ("Technology License") with Network Technology, Inc. ("RxNT"). The Technology License grants us a license to use RxNT’s e-prescribing technology under our brand name "Assured Script." Pursuant to the Technology License agreement, we paid RxNT a licensing fee of $100,000 and are also responsible for paying RxNT a royalty equal to twenty five percent (25%) of the gross profit from sales of the "Assured Script" product which refers to the licensed products and technology set forth in the Technology License and not prescription drug sales.

The discussion that follows only includes the financial results for the three months ended June 30, 2004. Given the change in our business plan and the reorganization of our operations in the past year, management believes that it would not be of any value to compare the financial results of the three-month period ended June 30, 2004 to the three-month period ended June 30, 2003.

Assets

As of June 30, 2004, we had total assets of $2,827,600. As of June 30, 2004, our current assets consisted of cash of $2,182,501, restricted cash of 150,000, inventory of $140,839, and $22,031 in prepaid expenses and other assets.

Liabilities and Stockholders’ Equity

Our total liabilities as of June 30, 2004 were $2,549,287. Our liabilities consisted of current liabilities of $1,357,599, long term portion of notes payable of $370,000 and a minority interest of $821,688. The notes payable consist of a note payable to RTIN and our CEO in the amounts of $1,013,465 and $370,000 respectively. The current portion of the notes payable to RTIN, recorded in the Current Liabilities section of the consolidated balance sheet, amounts to $1,013,465. During the three months ended June 30, 2004, we repaid certain notes payable totaling $115,000 in principal and certain notes payable to shareholders totaling $100,000 in principal.

Our operations were primarily funded through equity financings. Stockholders’ equity was $278,313 as of June 30, 2004.

Results of Operations

Our total revenue reported for the three month period ended June 30, 2004 was $273,040 on the cash basis of accounting. We are in the process of monitoring our revenues and are creating several criteria in developing a historical trend analysis based on actual claims paid in order to estimate potential contractual allowances on a monthly basis. Given that we are considered to be in the startup stage and lack sufficient operational history, we are unable to determine the fixed settlement of our revenue. Therefore, we are recognizing revenue on a cash basis until such time as management has developed the history and trends to estimate potential contractual adjustments. On an accrual basis, we would have recorded additional revenue of approximately $180,000 for the three months ended June 30, 2004. Our accrual basis revenue may be adjusted for contractual allowances by third-party insurance carriers and/or government agencies and adjusted to actual as payment is received and charges are settled. The accrual basis revenue is significantly attributable to the operations at the first pharmacy we opened on October 13, 2003 in Orange County, California. Our second pharmacy located in Riverside, California contributed immaterially to our revenues for the three months ended June 30, 2004. As we undertake our plan of operations and establish additional pharmacies, we anticipate that our revenues will significantly increase.

The total cost of sales for the three months ended June 30, 2004 was $347,618. The cost of sales consists primarily of the pharmaceuticals.

Our total operating expenses for the three months ended June 30, 2004 were $1,252,811. Our operating expenses for the three months ended June 30, 2004 consisted of salaries and related expenses of $243,290, consulting and other compensation of $695,245, and selling, general and administrative expenses of $314,276.

Our net loss for the three months ended June 30, 2004 was $1,222,183. Our basic and diluted loss per common share for the three months ended June 30, 2004 was $0.03.

Liquidity and Capital Resources

As of June 30, 2004, we maintained $2,182,501 in cash which primarily resulted from funds raised in the private offering of common stock. This cash is expected to be used to, among other things, fund additional working capital needs, support the establishment of our corporate infrastructure, and to pay for market research in order to determine the locations of additional pharmacies.

As of June 30, 2004, we maintained $150,000 in restricted cash. This restricted cash is to be used exclusively to satisfy our obligations under leases that were personally guaranteed by an officer of

7

our Company in the event that we are unable to pay rent at these locations from our daily operating account.

We intend to fund operations through increased sales and debt and/or equity financing arrangements, which may be insufficient to fund our capital expenditures, working capital or other cash requirements for the year ending December 31, 2004.

Off Balance Sheet Arrangements

As of June 30, 2004, there were no off balance sheet arrangements. Please refer to the Commitment and Contingency footnote to the accompanying condensed consolidated financial statements.

Going Concern Considerations

The accompanying condensed consolidated financial statements have been prepared assuming we will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As of June 30, 2004, we had an accumulated deficit of approximately $8 million, recurring losses from operations and negative cash flow from operating activities for the six months then ended of approximately $1,539,000.

We intend to fund operations for the year ending December 31, 2004 through increased sales. Thereafter, we will be required to seek additional funds to finance long-term operations. The successful outcome of future financing activities cannot be determined at this time and there is no assurance that if achieved, we will have sufficient funds to execute our intended business plan or generate positive operating results.

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
On March 26, 2004, we commenced an offering of common stock to accredited investors through a private placement. Pursuant to the private placement, we offered a maximum of 4,375,000 units at a price of $0.80 per unit, with a minimum offering of 625,000 units. Each unit consisted of two shares of restricted common stock and one warrant to purchase one share of restricted common stock at an exercise price of $0.60 exercisable for twenty-four months after the close of the offering on June 17, 2004. In connection with this private placement, we received proceeds of $2,650,030, net of broker/dealer commissions and legal fees related to the private placement in the amount of $306,548.

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

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or estimated market, and consist primarily of pharmaceutical drugs. Market is determined by comparison with recent sales or net realizable value. Net realizable value is based on management’s forecasts for sales of the our products or services in the ensuing years and/or consideration and analysis of changes in customer base, product mix, payor mix, third party insurance reimbursement level or other issues that may impact the estimated net realizable value. Should the demand for our products prove to be significantly less than anticipated, the ultimate net realizable value of our inventories could be substantially less than reflected in the accompanying condensed consolidated balance sheet.

Long-Lived Assets

In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 144, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. If the cost basis of a long-lived asset is greater than the projected future undiscounted net cash flows from such asset, an impairment loss is recognized. Impairment losses are calculated as the difference between the cost basis of an asset and its estimated fair value. SFAS No. 144 also requires companies to separately report discontinued operations, and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment or in a distribution to owners) or is classified as held for sale. Assets to be disposed of are reported at the lower of the carrying amount or the estimated fair value less costs to sell.

The provisions of this statement for long-lived assets held for sale or other disposal generally are required to be applied prospectively after the adoption date to newly initiated commitments by management to sell such assets. As a result, management cannot determine the potential effects that adoption of SFAS No. 144 will have on its consolidated financial statements with respect to future disposal decisions, if any. As of November 30, 2003, principally based on a third party valuation of intangible assets, management determined that no such impairment exists and therefore, no adjustments were made to the carrying values of long-lived assets at that date. There can be no assurance, however, that market conditions will not change or demand for our services and products will continue which could result in impairment of long-lived assets in the future.

Goodwill and Intangible Assets

SFAS No. 142, "Goodwill and Other Intangible Assets", which is effective for fiscal years beginning after December 15, 2001, addresses how intangible assets that are acquired individually or with a group of other assets should be accounted for upon their acquisition and after they have been initially recognized in the financial statements. SFAS No. 142 requires that goodwill and identifiable intangible assets that have indefinite lives not be amortized but rather be tested at least annually for impairment, and intangible assets that have finite useful lives be amortized over their estimated useful lives. SFAS No. 142 provides specific guidance for testing goodwill and intangible assets that will not be amortized for impairment. In addition, SFAS No. 142 expands the disclosure requirements about goodwill and intangible assets in the years subsequent to their acquisition. Impairment losses for goodwill and indefinite-life intangible assets that arise due to the initial application of SFAS No. 142 are to be reported as a change in accounting principle.

In March 2004, management determined that the license underlying the License Agreement entered into with Safescript Pharmacies, Inc. was 100% impaired.

Revenue Recognition

We generate revenue from prescription drug sales which are reimbursable by third-party insurance carriers and government agencies. Our ultimate expected revenue may be adjusted for contractual allowances by these third-party insurance carriers and/or government agencies, and are adjusted to actual as cash is received and charges are settled. We are monitoring our revenues from these sources and are creating several criteria in developing a historical trend analysis based on actual claims paid in order to estimate these potential contractual allowances on a monthly basis. As we are considered to be in the startup stage and lack sufficient operational history, management is unable to determine the fixed settlement of such revenue. Therefore, we are recognizing revenue on a cash basis until such time as management has developed the history and trends to estimate potential contractual adjustments. On an accrual basis, we would have recorded additional revenue of approximately $180,000 and $387,000 for the three and six months ended June 30, 2004, respectively.

We account for shipping and handling fees and costs in accordance with EITF 00-10 "Accounting for Shipping and Handling Fees and Costs." Such fees and costs are immaterial to our operations.

Recently Issued Accounting Pronouncements

In November 2002, the FASB issued FASB Interpretation ("FIN") No. 45, "Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN No. 45 clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the estimated fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of FIN No. 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, while the disclosure requirements became applicable in 2002. We are complying with the disclosure requirements of FIN No. 45. The other requirements of this pronouncement did not materially affect our consolidated financial statements.

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

As amended in December 2003, the effective dates of FIN No. 46 for public entities that are small business issuers, as defined, are as follows: (a) For interests in special-purpose entities ("SPEs") periods ended after December 15, 2003; and (b) For all other VIEs: periods ending after December 15, 2004. The December 2003 amendment of FIN No. 46 also includes transition provisions that govern how a company which previously adopted the pronouncement (as it was originally issued) must account for consolidated VIEs. We have determined that we do not have any significant variable interests in any SPEs, and are evaluating the other effects of FIN No. 46 (as amended) on its future consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for how a company classifies and measures certain financial instruments with characteristics of both liabilities and equity, and is effective for public companies as follows: (i) in November 2003, the FASB issued FASB Staff Position ("FSP") FAS 150-3 ("FSP 150-3"), which defers indefinitely (a) the measurement and classification guidance of SFAS No. 150 for all manditorily redeemable non-controlling interests in (and issued by) limited-life consolidated subsidiaries, and (b) SFAS No. 150’s measurement guidance for other types of manditorily redeemable non-controlling interests, provided they were created before November 5, 2003; (ii) for financial instruments entered into or modified after May 31, 2003 that are outside the scope of FSP 150-3; and (iii) otherwise, at the beginning of the first interim period beginning after June 15, 2003. We adopted SFAS No. 150 (as amended) on the aforementioned effective dates. The adoption of this pronouncement did not have a material impact on our results of operations or financial condition.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants, and the SEC did not or are not believed by management to have a material impact on our present or future consolidated financial statements.

Subsequent Events

On August 11, 2004, we opened our third pharmacy in Kirkland, Washington.

Item 3.        Controls and Procedures.

The Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2004. This evaluation was carried out under the supervision and with the participation of the Company's Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), Mr. David Parker. Based upon that evaluation, the Company's CEO and CFO concluded that the Company's disclosure controls and procedures are of limited effectiveness at the reasonable assurance level in timely alerting management to the material information relating to us (or our consolidated subsidiaries) required to be included in our periodic filings with the SEC. There have been no significant changes in the Company's internal control over financial reporting during the quarter ended June 30, 2004 that have materially affected or are reasonably likely to materially affect such controls. Thus, no corrective actions with regard to significant deficiencies or material weakness were necessary.

In December 2003, we hired a Corporate Controller to re-evaluate and revise our existing control policies and procedures and to implement new disclosure controls and procedures. As part of such plan and implementation, we are re-evaluating and re-designing and documenting policies and procedures, putting such procedures in operation, and monitoring the effectiveness of the procedures.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in Company reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in Company reports filed under the Exchange Act is accumulated and communicated to management, including the Company's CEO and CFO, to allow timely decisions regarding required disclosure.

Limitations on the Effectiveness of Internal Controls

The Company’s management, including the CEO and CFO, does not expect that our disclosure controls and procedures or our internal control over financial reporting will necessarily prevent all fraud and material error. An internal control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the internal control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, and/or the degree of compliance with the policies or procedures may deteriorate.

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

On March 17, 2004, we filed a lawsuit in Nevada State Court against the Safescript Pharmacies, Inc. (formerly known as RTIN, Inc.) seeking damages, declaratory relief, to rescind the License and to recover the consideration paid therefor. On March 19, 2004, Safescript Pharmacies, Inc. filed for Chapter 11 bankruptcy protection. The litigation in Nevada State Court has been stayed by reason of Safescript Pharmacies, Inc.’s filing for bankruptcy. We refilled substantially the same claim as an adversary proceeding in Safescript Pharmacies, Inc.’s bankruptcy case, now pending in the U.S. Bankruptcy court in Tyler, Texas. As of March 31, 2004, management determined that the License was 100% impaired based on (a) the uncertainty of Safescript Pharmacies, Inc.’s ability to continue as a going concern, which creates substantial doubt about Safescript Pharmacies, Inc.’s ability to continue to support their e-prescribing technology, (b) our dispute with Safescript Pharmacies, Inc., and (c) our implementation of the RxNT technologies at our first two pharmacies.

Accordingly, we impaired the entire intangible asset of approximately $2,997,000 in the accompanying June 30, 2004 condensed consolidated statement of operations.

On April 14 2004, a former employee filed a lawsuit in Orange County California Superior Court against us seeking additional compensation and stock issuances. The lawsuit is in the early stages and its outcome is not reasonably predictable. We believe the lawsuit is without merit and we are aggressively defending this case.

Other than as disclosed herein, we are currently not involved in any such litigation which we believe could have a material adverse effect on the Company’s financial position or results of operations.

Item 2.        Changes in Securities and Small Business Issuer Purchases of Equity Securities

During the three months ended June 30, 2004, we completed our offering of common stock to accredited investors through a private placement. We offered a maximum of 4,375,000 units at a price of $0.80 per unit, with a minimum offering of 625,000 units. Each unit consisted of two shares of restricted common stock and one warrant to purchase one share of restricted common stock at an exercise price of $0.60 exercisable for twenty-four months after the close of the offering on June 17, 2004 with an option to extend. We agreed to commence the registration process with the SEC for the common stock issued and the common stock underlying the warrants within ninety days after the termination date of this offering. If the average closing price for the common stock on the OTC Bulletin Board for the thirty consecutive trading days following the effectiveness of the registration of the shares underlying the warrants is equal to or greater than $1.20, we have the right to call the warrants at its exercise price of $0.60 within fifteen business days of such occurrences. During the three months ended June 30, 2004, we issued 7,391,750 shares of its restricted common stock in connection with the private placement. We received proceeds of $2,650,153 net of broker/dealer commission and legal fees related to the private placement of $306,548 which were recorded in additional paid-in capital in the accompanying condensed consolidated balance sheet. These shares and warrants were issued pursuant to Rule 506 of Regulation D under the Securities Act of 1933. We did not engage in any general solicitation or advertising. We issued the stock certificates and affixed the appropriate legends to the restricted stock.

During the three months ended June 30, 2004, in connection with the extension of a consulting agreement with its investment banker, we issued 150,000 shares of restricted common stock, with 350,000 warrants to purchase 350,000 shares of common stock, exercisable at $0.60 per share for a period of five years from the date of issuance, to the investment banker for investment banking services valued at approximately $70,500 (estimated to be fair value based on the trading price on the issuance date) and included in consulting and other compensation in the accompanying condensed consolidated statements of operations. These shares and warrants were issued pursuant to Section 4(2) of the Securities Act of 1933. We did not engage in any general solicitation or advertising. We issued the stock certificates and affixed the appropriate legends to the restricted stock.

During the three months ended June 30, 2004, we issued 126,625 shares of restricted common stock to consultants for services rendered valued at approximately $62,000 (estimated to be fair value based on the trading price on the issuance date). These shares and warrants were issued pursuant to Section 4(2) of the Securities Act of 1933. We did not engage in any general solicitation or advertising. We issued the stock certificates and affixed the appropriate legends to the restricted stock.

During the three months ended June 30, 2004, in connection with the private placement, we issued 3,695,875 warrants to purchase one share of restricted common stock at an exercise price of $0.60 exercisable for twenty-four months after the close of the offering on June 17, 2004. These warrants were issued pursuant to Section 4(2) of the Securities Act of 1933. We did not engage in any general solicitation or advertising.

During the three months ended June 30, 2004, we issued 100,000 warrants to purchase 100,000 shares of the Company’s common stock, exercisable at $0.60 per share for a period of five years from the date of issuance, to a consultant. These warrants were issued pursuant to Section 4(2) of the Securities Act of 1933. We did not engage in any general solicitation or advertising.

Item 3.       Defaults upon Senior Securities

As of June 30, 2004, monthly installments of our note payable to RTIN were five months in arrears due to our dispute with RTIN.

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

(b)    Reports on Form 8-K

On April 21, 2004, we filed a Current Report on Form 8-K to disclose the agreement with TAPG to fund the establishment and operations of five pharmacies.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                                                                                 eRXSYS, INC.

Date:   August 23, 2004                                                                                        /s/ David Parker
                                                                                                                            David Parker
                                                                                                                            Chief Executive Office, Chief Financial
                                                                                                                Officer, and Director

