Form 10QSB
period 2004-09-30
ERXSYS INC
filed 2004-11-22
CIK 1100592

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]      QUARTLERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

44,777,899 shares of common stock outstanding as of November 12, 2004

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

1

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements.

Our condensed unaudited consolidated financial statements included in this Form 10-QSB are as follows:

    (a) Condensed Consolidated Balance Sheet as of September 30, 2004.
    (b) Condensed Consolidated Statements of Operations for the three and nine month periods ended September 30, 2004 and 2003;
    (c) Condensed Consolidated Statements of Cash Flow for the nine month periods ended September 30, 2004 and 2003;
    (d)  Notes to Condensed Consolidated Financial Statements.

These unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-QSB. In the opinion of management, all adjustments (which, except as described in Note 3 to the accompanying condensed consolidated financial statements, consist only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the interim period ended September 30, 2004 are not necessarily indicative of the results that can be expected for the full year.

2

eRXSYS, Inc. and Subsidiaries

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

SEPTEMBER 30, 2004

INDEX TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheet                                                                                                                          F-1

Condensed Consolidated Statements of Operations                                                                                                         F-2

Condensed Consolidated Statements of Cash Flows                                                                                                        F-3

Notes to Condensed Consolidated Financial Statements                                                                                                  F-4

eRXSYS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
SEPTEMBER 30, 2004
UNAUDITED

ASSETS

Current Assets
Cash	$854,388
Restricted cash	150,000
Inventories	341,305
Prepaid expenses and other assets	45,642

1,391,335

Property and Equipment, net	533,721

$1,925,056

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued liabilities	$557,660
Notes payable to related party and stockholders	1,013,465

1,571,125

Notes Payable to Related Party and Stockholder, net of current portion	370,000

1,941,125

Minority Interest	689,342

Commitments and contingencies

Stockholders' Deficit
Preferred shares; par value $0.001 per share;
authorized 5,000,000 shares; no preferred shares issued
and outstanding	-

Common shares; par value $0.001 per share;
authorized 70,000,000 shares; 44,777,899 common shares issued and
outstanding	44,778

Additional paid-in capital, net	8,710,223

Deferred compensation	(336,000)

Accumulated deficit	(9,124,412)

Stockholders' deficit	(705,411)

$1,925,056

See accompanying notes to condensed consolidated financial statements.

eRXSYS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
UNAUDITED

THREE MONTHS ENDED NINE MONTHS ENDED SEPTEMBER 30, SEPTEMBER 30,
2004 2003 2004 2003

GROSS SALES	$350,459	$-	$703,167	$-

COST OF SALES	(395,618)	-	(960,629)	-

GROSS LOSS	(45,159)	-	(257,462)	-

OPERARING EXPENSES
Salaries and related	412,091	442,643	889,484	442,643
Consulting and other compensation	372,934	54,253	1,784,937	533,084
Selling, general and administrative	478,974	281,516	1,047,411	329,116
Impairment of intangible asset	-	-	2,977,448	-
TOTAL OPERATING EXPENSES	1,263,999	778,412	6,699,280	1,304,843)

OPERATING LOSS	(1,309,158)	(778,412)	(6,956,742)	(1,304,843)

OTHER (EXPENSE) INCOME
Interest expense	-	(14,905)	(26,157)	(26,058)
Interest income	4,476	887	436	887.00
Other expense	(87)	-	(507)	-
TOTAL OTHER INCOME (EXPENSE)	4,389	(14,018)	(26,228)	(25,171)

LOSS BEFORE MINORITY INTEREST	(1,304,769)	(792,430)	(6,982,970)	(1,330,014)
MINORITY INTEREST	172,346	-	391,299	-

NET LOSS	$(1,132,423)	$(792,430)	$(6,591,671)	$(1,330,014)

Basic and diluted loss per common share	$(0.03)	$(0.02)	$(0.17)	$(0.06)

Basic and diluted weighted average number of common shares	44,717,842	39,998,055	38,584,715	21,287,343
outstanding

See accompanying notes to condensed consolidated financial statements

eRXSYS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTH ENDED SEPTEMBER 30, 2004 AND 2003
UNAUDITED

NINE NINE
MONTHS ENDED MONTHS ENDED
SEPT. 30, 2004 SEPT. 30 2003

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(6,591,671)	$(1,330,014)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization of property and equipment	27,871	82,368
Amortization of deferred consulting fee	456,400	-
Impairment of intangible asset	2,977,448	-
Minority interest in net loss of Joint Venture	(391,299)	15,138
Issuance of common stock for services	864,401	-
Changes in operating assets and liabilities:
Restricted cash	(150,000)	-
Inventories	(303,257)	-
Prepaid expenses and other current assets	(13,966)	(4,567)
Accounts payable and accrued liabilities	445,616	722,472
Related party payable	(14,797)	(13,581)

Net cash used in operating activities	(2,693,254)	(528,184)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(490,821)	-
Purchase of market license	-	(37,000)

Net cash used in investing activities	(490,821)	(37,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal repayments on notes payable to related party and shareholder	(145,131)	-
Borrowings on notes payable to related party and shareholder	109,409	-
Issuance of common stock for cash	2,650,030	1,335,141
Issuance of common stock in connection with issuance of notes payable	9,500	-
Minority interest	704,213	200,000

Net cash provided by financing activities	3,328,021	1,535,141

Net increase in cash	143,946	969,957

Cash at beginning of period	710,442	806

Cash at end of period	$854,388	$970,763

See accompanying notes to condensed consolidated financial statements.

eRXSYS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED
September 30, 2004 and 2003

______________________________________________________________________________________________________________________

1.  ORGANIZATION AND BASIS OF PRESENTATION

eRXSYS, Inc. was organized as a Nevada corporation on October 22, 1999 under the name Surforama.com, Inc. (“Surforama”). From October 1999 to August 2002, Surforama was in the business of developing and marketing on-line advertising for service providers, corporations and individuals. After this time, the Company reorganized its operations. The Company is now engaged in the business of operating pharmacies that specialize in the dispensing of highly regulated pain medication by utilizing technology that allows physicians to transmit prescriptions from a wireless hand-held device or desktop computer directly to our dedicated pharmacies, thus eliminating or reducing the need for paper prescription. Because the focus is on physicians whose practice necessitates that they frequently prescribe medication to manage their patients’ chronic pain, non-prescription drugs, or health and beauty related products such as walking canes, bandages and shampoo are not typically kept in inventory. We derive our revenue from the sale of prescription drugs. The majority of the business is derived from member physicians who transmit prescriptions directly to our store electronically. “Walk-in” prescriptions from non-member physicians are limited.

In April 2003, Surforama entered into a joint venture with TPG Partners, L.L.C. (“TPG”) to form Safescript Pharmacies of California, L.L.C. (“Joint Venture”). This Joint Venture was formed to establish and operate pharmacies. Surforama own 51% of the Joint Venture with TPG owning the remaining 49% (minority owner). In June 2003, the Joint Venture formed a wholly owned subsidiary, Safescript of California, Inc. (“Safescript”), to own and operate the pharmacies. Effective September 8, 2004, Safescript filed amended articles of incorporation and changed its name to Assured Pharmacies, Inc. (“API”).

In October 2003, the Company changed its name to eRXSYS, Inc. (“eRXSYS”).

In February 2004, eRXSYS entered into an agreement with TAPG, L.L.C. ("TAPG"), a Louisiana limited liability company, and formed Safescript Northwest, Inc. ("Safescript Northwest"), a Louisiana corporation. Effective August 19, 2004, Safescript Northwest filed amended articles of incorporation and changed its name to Assured Pharmacies Northwest, Inc. ("APN"). eRXSYS owns 75% of APN, while TAPG owns the remaining 25%. In accordance with our shareholders agreement with TAPG, TAPG will provide start-up costs in the amount of $335,000 per pharmacy location established up to five (5) pharmacies, and eRXSYS will contribute technology, consulting services, and marketing expertise.

eRXSYS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED
September 30, 2004 and 2003
______________________________________________________________________________________________________________________

1. ORGANIZATION AND BASIS OF PRESENTATION (continued)

Organization and Nature of Operations (continued)

eRXSYS, Inc., API, Joint Venture, and APN are hereinafter collectively referred to as the “Company.”

Going Concern Considerations

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business. As of September 30, 2004, the Company had an accumulated deficit of approximately $9.1 million, recurring losses from operations and negative cash flow from operating activities for the nine months then ended of approximately $2,700,000.

The Company intends to fund operations through increased sales and debt and/or equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital or other cash requirements for the year ending December 31, 2004. The Company will be required to seek additional funds to finance its immediate and long-term operations. The successful outcome of future financing activities cannot be determined at this time and there is no assurance that if achieved, the Company will have sufficient funds to execute its intended business plan or generate positive operating results.

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

In response to these problems, management has taken the following actions:
  The Company is suspending the development of new pharmacies for a period of 60 to 90 days to evaluate the potential in existing pharmacies and, where needed, restructure current operations.
  The Company is aggressively signing up new physicians.
  The Company is seeking investment capital through the public markets.

eRXSYS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED
September 30, 2004 and 2003

_______________________________________________________________________________________________________________________

1. ORGANIZATION AND BASIS OF PRESENTATION (continued)

Basis of Presentation

The management of the Company, without audit, prepared the condensed consolidated financial statements for the three and nine months ended September 30, 2004 and 2003. The information furnished has been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial reporting. Accordingly, certain disclosures normally included in financial statements prepared in accordance with GAAP have been condensed and consolidated or omitted. In the opinion of management, all adjustments considered necessary for the fair presentation of the Company's financial position, results of operations and cash flows have been included and (except as described in Note 3) are only of a normal recurring nature. The results of operations for the nine months ended September 30, 2004 are not necessarily indicative of the results of operations for the year ending December 31, 2004.

The consolidated financial statements include the accounts of eRXSYS, Inc., its wholly owned subsidiary, API, its 51% owned Joint Venture, and its 75% owned APNI. The Company has control over the Joint Venture and APNI. All significant inter-company accounts and transactions have been eliminated in consolidation.

These condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements as of November 30, 2003, which are included in the Company’s Annual Report on Form 10-KSB/A that was filed with the Securities and Exchange Commission (the “SEC”) on March 23, 2004.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Restricted Cash

As of September 30, 2004, the Company maintained $150,000 in restricted cash which is to be used exclusively to satisfy the Company’s obligations under leases that were personally guaranteed by an officer of the Company in the event that the Company is unable to pay rent at these locations from its operating account.

Inventories

As of September 30, 2004, inventory consisted of finished goods which are pharmaceutical drugs.

eRXSYS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED
September 30, 2004 and 2003
_______________________________________________________________________________________________________________________

Long-Lived Assets

 In July 2001, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards (“SFAS”) No. 144, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. If the cost basis of a long-lived asset is greater than the projected future undiscounted net cash flows from such asset, an impairment loss is recognized. Impairment losses are calculated as the difference between the cost basis of an asset and its estimated fair value. SFAS No. 144 also requires companies to separately report discontinued operations, and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment or in a distribution to owners) or is classified as held for sale. Assets to be disposed of are reported at the lower of the carrying amount or the estimated fair value less costs to sell.

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

Goodwill and Intangible Assets

SFAS No. 142, "Goodwill and Other Intangible Assets", which is effective for fiscal years beginning after December 15, 2001, addresses how intangible assets that are acquired individually or with a group of other assets should be accounted for upon their acquisition and after they have been initially recognized in the financial statements. SFAS No. 142 requires that goodwill and identifiable intangible assets that have indefinite lives not be amortized but rather be tested at least annually for impairment, and intangible assets that have finite useful lives be amortized over their estimated useful lives. SFAS No. 142 provides specific guidance for testing goodwill and intangible assets that will not be amortized for impairment. In addition, SFAS No. 142 expands the disclosure requirements about goodwill and intangible assets in the years subsequent to their acquisition. Impairment losses for goodwill and indefinite-life intangible assets that arise due to the initial application of SFAS No. 142 are to be reported as a change in

eRXSYS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED
September 30, 2004 and 2003
_______________________________________________________________________________________________________________________

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Goodwill and Intangible Assets (continued)

accounting principle.

In March 2004, management determined that the license underlying the License Agreement entered into with Safescript Pharmacies, Inc. was 100% impaired (see Note 3).

Revenue Recognition

The Company generates revenue from prescription drug sales which are reimbursable by third-party insurance carriers and government agencies. The Company’s ultimate expected revenue may be adjusted for contractual allowances by these third-party insurance carriers and/or government agencies, and are adjusted to actual as cash is received and charges are settled. The Company is monitoring its revenues from these sources and is creating several criteria in developing a historical trend analysis based on actual claims paid in order to estimate these potential contractual allowances on a monthly basis. As the Company is considered to be in the startup stage and lacks sufficient operational history, management is unable to determine the fixed settlement of such revenue. Therefore, the Company is recognizing revenue on a cash basis until such time as management has developed the history and trends to estimate potential contractual adjustments. On an accrual basis, the Company would have recorded additional revenue of approximately $137,000 and $539,000 for the three months and nine months ended September 30, 2004, respectively.

The Company accounts for shipping and handling fees and costs in accordance with EITF 00-10 “Accounting for Shipping and Handling Fees and Costs.” Such fees and costs are immaterial to the operations of the Company.

Stock-Based Compensation

The Company accounts for stock-based compensation issued to employees using the intrinsic value based method as prescribed by Accounting Principles Board (“APB”) Opinion No. 25, "Accounting for Stock issued to Employees" and related interpretations. Under the intrinsic value based method, compensation expense is the excess, if any, of the fair value of the stock at the grant date or other measurement date over the amount an employee must pay to acquire the stock. Compensation expense, if any, is recognized over the applicable service period, which is usually the vesting period.

SFAS No. 123, "Accounting for Stock-Based Compensation," if fully adopted, changes the method of accounting for employee stock-based compensation to the fair value based

eRXSYS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED
September 30, 2004 and 2003
______________________________________________________________________________________________________________________

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Stock Based Compensation (continued)

method. For stock options and warrants, fair value is estimated using an option pricing model that takes into account the stock price at the grant date, the exercise price, the expected life of the option or warrant, stock volatility and the annual rate of quarterly dividends. Compensation expense, if any, is recognized over the applicable service period, which is usually the vesting period.

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

SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of SFAS No. 123," was issued in December 2002 and is effective for fiscal years ending after December 15, 2002. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. At September 30, 2004 the Company has one stock-based employee compensation plan (see Note 5).

eRXSYS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED
September 30, 2004 and 2003
________________________________________________________________________________________________________________________

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Stock Based Compensation (continued)

Three Months Ended Nine Months Ended September 30, September 30,
2004 2003 2004 2003

Net loss applicable to common stockholders:
As reported	$(1,132,423)	$(792,430)	$(6,591,671)	$(1,330,014)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(5,875)	-	(17,625)	-
Pro forma	$(1,138,298)	$(792,430)	$(6,609,296)	$(1,330,014)

Basic and diluted loss per common share:
As reported	$(0.03)	$(0.03)	$(0.17)	(0.06)
Pro forma	$(0.03)	$(0.03)	$(0.17)	(0.06)

The above proforma effects of applying SFAS 123 are not necessarily representative of the impact on the results of operations for future years.

Basic and Diluted Loss Per Common Share

The Company computes loss per common share using SFAS No. 128 “Earnings Per Share”. Basic loss per share is computed by dividing net loss applicable to common shareholders by the weighted average number of common shares outstanding for the reporting period. Diluted loss per share reflects the potential dilution that could occur if securities or other contracts, such as stock options and warrants to issue common stock, were exercised or converted into common stock. There were no dilutive potential common shares at September 30, 2004 or 2003. Because the Company has incurred net losses and there are no potential common shares, basic and diluted loss per common share are the same.

Recently Issued Accounting Pronouncements

In November 2002, the FASB issued FASB Interpretation ("FIN") No. 45, "Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN No. 45 clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the estimated fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions

eRXSYS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED
September 30, 2004 and 2003
________________________________________________________________________________________________________________________

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recently Issued Accounting Pronouncements (continued)

of FIN No. 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, while the disclosure requirements became applicable in 2002. The Company is complying with the disclosure requirements of FIN No. 45. The other requirements of this pronouncement did not materially affect the Company’s consolidated financial statements.

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

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for how a company classifies and measures certain financial instruments with characteristics of both liabilities and equity, and is effective for public companies as follows: (i) in November 2003, the FASB issued FASB Staff Position ("FSP") FAS 150-3 ("FSP 150-3"), which defers indefinitely (a) the measurement and classification guidance of SFAS No. 150 for all manditorily redeemable non-controlling interests in (and issued by) limited-life consolidated subsidiaries, and (b) SFAS No. 150’s measurement guidance for other types of manditorily redeemable non-controlling interests, provided they were created before November 5, 2003; (ii) for financial instruments entered into or modified after May 31, 2003 that are outside the scope of FSP 150-3; and (iii) otherwise, at the beginning of the first interim period beginning after June

eRXSYS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED
September 30, 2004 and 2003
_______________________________________________________________________________________________________________________

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recently Issued Accounting Pronouncements (continued)

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

 3. INTANGIBLE ASSETS

In 2003, the Company acquired the rights to an exclusive license ("License") to operate Safescript Pharmacies in California, Oregon, Washington, and Alaska from Safescript Pharmacies, Inc., formerly known as RTIN Holdings, Inc., (the "Licensor"). In connection with this transaction, the Company assumed a note payable to the Licensor (see Note 4), executed a new note payable with one of its shareholders who is also its chief executive officer (see Note 5) and paid $37,000 in cash.

On March 12, 2004, the Company entered into a technology license agreement ("Technology License") with Network Technology, Inc. ("RxNT"). The Technology License grants the Company the right to use RxNT’s e-prescribing technology under the Company’s brand name "Assured Script". Pursuant to the Technology License agreement, the Company paid RxNT $50,000 at the execution of the agreement and $50,000 at the launch of the Company’s branded pharmacy. As of September 30, 2004, the Company has paid $100,000 which has been recorded in property and equipment in the accompanying condensed consolidated balance sheet. See Note 7 for additional information.

The Licensor became the subject of an SEC investigation. On March 17, 2004, the Company filed a lawsuit in Nevada State Court against the Licensor seeking damages, declaratory relief, to rescind the License and to recover the consideration paid therefore. On March 19, 2004, the Licensor filed for Chapter 11 bankruptcy protection. The litigation in Nevada State Court has been stayed by reason of the Licensor filing for bankruptcy. The Company refiled substantially the same claim as an adversary proceeding in the Licensor’s bankruptcy case, now pending in the U.S. Bankruptcy court in Tyler, Texas. As of March 31, 2004, management determined that the License was 100% impaired based on (a) the uncertainty of the Licensor’s ability to continue as a going concern, which creates substantial doubt about the Licensor’s ability to continue to support their e-prescribing technology, (b) the Company’s dispute with the Licensor, and

eRXSYS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED
September 30, 2004 and 2003
_______________________________________________________________________________________________________________________

3. INTANGIBLE ASSETS (continued)

(c) the Company’s implementation of the RxNT technologies at its first two pharmacies.

Accordingly, as of March 31, 2004, the Company impaired the entire intangible asset of approximately $2,997,000 in the accompanying September 30, 2004 condensed consolidated statement of operations.

4. NOTES PAYABLE TO RELATED PARTY AND STOCKHOLDERS

The Company assumed a note payable (“Note A”) of approximately $3,177,000 in connection with acquisition of a License (see Note 3), of which $2,000,000 was converted into 4,444,444 shares of the Company’s restricted common stock. The remaining balance of approximately $1,177,000 is payable in monthly installments of $25,000 including interest at 5% per annum with a balloon payment of approximately $802,000 due in December 2004. Note A is secured by the License. At September 30, 2004, the total outstanding principal balance of Note A approximated $1,013,000, and monthly installments were eight months in arrears due to the Company’s dispute with the Licensor (see Note 3).

The Company entered into a note payable (“Note B”) with a stockholder for $370,000 in connection with the acquisition of a License (see Note 3). Note B accrues interest at a fixed rate of 5% per annum. Note B is secured by the License and matures in December 2007. At September 30, 2004, the total outstanding principal balance on Note B was $370,000.

5. EQUITY TRANSACTIONS

Common Stock

During the three months ended September 30, 2004, the Company issued 40,000 shares of restricted common stock to consultants for services rendered valued at approximately $18,400 (estimated to be fair value based on the trading price on the issuance date). Such amount is included in consulting and other compensation in the accompanying statement of operations.

During the three months ended September 30, 2004, the Company issued 25,003 shares of restricted common stock to two members of the Company’s board of director for services rendered valued at approximately $11,501 (estimated to be fair value based on the trading price on the issuance date). Such amount is included in consulting and other compensation in the accompanying statement of operations.

eRXSYS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED
September 30, 2004 and 2003
________________________________________________________________________________________________________________________

5. EQUITY TRANSACTIONS (continued)

Stock Options (continued)

In 2003, the Company’s Board of Directors approved an Incentive Stock Option Plan (“ISOP”) to grant options to its key personnel.

As of September 30, 2004, under the ISOP, the Company granted options to purchase 240,000 shares of common stock to employees. The stock options have an exercise price of $0.50 (estimated by management to be the grant-date fair market value of the Company’s common stock) and vest one-third each consecutive year following the date of grant. Such stock options expire on the earlier of three years after vesting or ninety days after termination of employment with the Company.

6. OTHER RELATED PARTY TRANSACTIONS

During the nine months ended September 30, 2004, the Company appointed three physicians, who are also customers, to its Professional Advisory Board ("Advisory Board"). Pursuant to the Advisory Board agreement, the Company is to issue 10,000 shares of restricted common stock annually, compensate the physicians $1,500 per speaking engagement and $1,500 per Advisory Board meeting.

For the three and nine months ended September 30, 2004, the Company recorded approximately $42,000 and $94,000 of revenue from these physician, respectively. For the three and nine months ended September 30, 2004, the Company paid $1,500 and $0 for a speaking engagement, respectively, which has been reported in consulting and other compensation in the accompanying condensed consolidated statement of operations.

7. COMMITMENTS AND CONTINGENCIES

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

Providing retail pharmacy services entails an inherent risk of medical and professional malpractice liability. The Company may be named as a defendant in such lawsuits and thus become subject to the attendant risk of substantial damage awards. Management believes the Company has adequate professional and medical malpractice liability insurance coverage. There can be no assurance, however, that the Company will not be

eRXSYS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED
September 30, 2004 and 2003
________________________________________________________________________________________________________________________

7. COMMITMENTS AND CONTINGENCIES (continued)

Legal Matters (continued)

sued, that any such lawsuit will not exceed the insurance coverage, or that the Company will be able to maintain such coverage at acceptable costs and on favorable terms.

On April 14, 2004, a former employee filed a lawsuit in Orange County California Superior Court against the Company seeking additional compensation and stock issuances. The lawsuit is in the early stages and its outcome is not reasonably predictable. Management believes the lawsuit is without merit and is aggressively defending this case. A trial date of March 7, 2005 has been set.

On March 17, 2004, the Company filed a lawsuit in Nevada State Court against the Licensor. See Note 3 for additional information.

Other Commitments

Pursuant to the License (See Note 3), the Company is required to pay $20,000 per store opening and monthly royalty fees of 4% on gross revenue from pharmacy sales. As of September 30, 2004, the Company accrued $40,000 for the Santa Ana, California and Riverside, California store openings and approximately $28,000 for royalty fees which have been recorded in accounts payable and accrued liabilities in the accompanying condensed consolidated balance sheet. Due to the lawsuit against the Licensor (see Note 3), the Company did not open the pharmacy located in Kirkland, Washington under the License agreement; as such, no accrual for the store opening or royalty fees was recorded as of September 30, 2004 for the Kirkland, Washington pharmacy.

Pursuant to the Technology License (see Note 3), the Company will pay royalties of 25% of the gross profit from the sale of “Assured Script” product which refers to the licensed products and technology set forth in the Technology License and not prescription drug sales. For the three and nine months ended September 30, 2004, the Company has not incurred or paid any royalties under this agreement.

Item 2.     Management’s Discussion and Analysis or Plan of Operation.

Overview

The following discussion should be read in conjunction with the condensed unaudited consolidated financial statements and notes thereto of the Company appearing elsewhere in this report. Such financial statements have been prepared to reflect the Company’s financial position as of September 30 2004, together with the results of operations for the three and nine months ended September 30, 2004 and 2003, and cash flows for the nine months ended September 30, 2004 and 2003.

Forward-Looking Statements

Historical results and trends should not be taken as indicative of future operations. Management’s statements contained in this report that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Actual results may differ materially from those included in the forward-looking statements. The Company intends such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of complying with those safe-harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” “prospects,” or similar expressions. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on the operations and future prospects of the Company on a consolidated basis include, but are not limited to: changes in economic conditions generally and the retail pharmaceutical market specifically, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Further information concerning the Company and its business, including additional factors that could materially affect the Company’s financial results, is included herein and in the Company’s other filings with the Securities and Exchange Commission.

Plan of Operation

We are engaged in the business of operating pharmacies that specialize in the dispensing of highly regulated pain medication by utilizing technology that allows physicians to transmit prescriptions from a personal data assistant (“PDA”) and/or desktop computer directly to our dedicated pharmacies, thus eliminating or reducing the need for paper prescriptions. Because our focus is on physicians whose practice necessitates that they frequently prescribe medication to manage their patients’ chronic pain, our pharmacies typically will not keep in inventory non-prescription drugs of health and beauty related products such as walking canes, bandages, or shampoo. We derive our revenue from the sale of prescription drugs.

We currently have four operating pharmacies. Our first pharmacy was opened on October 13, 2003 in Orange County, California in the city of Santa Ana. On June 10, 2004, we opened our second pharmacy location in Riverside, California. We opened our third pharmacy in Kirkland, Washington on August 11, 2004. Our fourth pharmacy was opened in Portland, Oregon on September 21, 2004.

The original goal was to establish nine operating pharmacies by December 31, 2004. In addition to the pharmacies currently operating, management has identified the locations for our next four pharmacies as follows: a second pharmacy in Portland, Oregon; Tacoma, Washington; Santa Monica, California; and Greater Los Angeles, California.

Presently, we are suspending the development of new pharmacies for a period of sixty to ninety days in order to evaluate and potentially improve the operations of our four existing pharmacies. It is the board of director’s and executive management’s belief that all four stores are currently not operating at their full potential. During this sixty to ninety day period, management will postpone activity related to the development of new locations. It is possible that management may decide to close some of our existing pharmacy locations following this evaluation and restructuring period. The final implications of any such evaluation and restructuring are unknown at the present time.

The catalyst for the decision to suspend the development of new pharmacies was substantially attributable to a lack of sufficient cash to fund the expenses associated with the development of new pharmacies. During the three month period ended September 30, 2004 and subsequent to the reporting period, we have incurred significant expenditures in connection with purchases of inventory for our existing pharmacies. As sales increased, a time gap developed between inventory replenishing and accounts receivable. Nearly all of our pharmacy sales are to customers whose medications were covered by health benefit plans and other third party payors. As a result, we typically do not receive cash for our sales at the time of transactions and are dependent on health benefit plans to pay for all or a portion of our customers’ prescription purchases. There is a significant delay from the time of a customer’s purchase of medication to the time when we receive payment for the customer’s purchase from a health benefit plan or other third party payor.

Management is currently evaluating various alternatives available to us as it relates to financing future inventory purchases in the early stages of our planned principal operations. We can provide no assurance that we will be successful in securing any interim financing for the purpose of funding additional purchases of inventory.

Additionally, our two pharmacy locations in California have experienced difficulty participating in California’s Medicaid program, known as Medi-Cal. Medicaid is a federal/state program that provides health coverage, including prescription drug coverage to the needy. Each state’s Medicaid program is different, and some states impose limitations on the pharmacies that may serve the Medicaid population. In order to participate in Medicaid programs, each pharmacy must enroll as a participating supplier. The application process required to enroll as a participating supplier in Medi-Cal is onerous. We are currently involved in the application process. During the application process, our two pharmacies in California are unable to fill prescriptions for customers who obtain health coverage through Medi-Cal because our pharmacies are not sanctioned as a participating supplier.

The Medicaid program is administered and all benefits are processed by CalOptima specifically in Orange County, California. All applications to participate in the Medicaid programs for pharmacies located in Orange County are processed by CalOptima. Currently, CalOptima has placed a moratorium on additional pharmacies enrolling as a supplier in Orange County. As a result, our location in Santa Ana, California is unable to participate as a supplier to potential customers who rely on health coverage through Medicaid.

Approval to participate as a supplier to Medi-Cal would increase the customer base at our California pharmacy locations; however, there can be no assurance that our pharmacies will be able to obtain the necessary approvals to participate in the California’s Medicaid program. The failure to obtain the mandatory approval could have a material adverse financial impact on our financial results.

Similarly, some third party payors such as Health Net in California have also placed a moratorium on additional pharmacies which they will sanction as a supplier of medication to participants enrolled in the health benefit plans that they administer. The failure of government plans and other third party payors to approve additional pharmacies as suppliers of medication to participants enrolled in their health benefit plans could have a material adverse financial impact on us, and our operations.

To further strengthen our corporate infrastructure to support our existing management with their efforts to evaluate and improve our operations, management established an advisory board to consult with us on various issues relating to operating pharmacies and the implementation of our business plan. Management has contracted with sales personnel to secure agreements with physicians, technology specialists to insure the continued operation and viability of our technology, and pharmacists to insure the proper internal controls are implemented and followed in each pharmacy. In addition, management has also established methods, policies, and procedures to be implemented at each pharmacy that are designed to maximize efficiency. Management expects to hire a Chief Operating Officer and additional personnel over the next six months as needed to continue to strengthen the corporate infrastructure.

Over the next twelve months management will continuously evaluate our business plan including assessing the technology we utilize. In connection with this evaluation, management will also consider taking actions designed to mitigate any risks associated with our business plan.

The discussion that follows only includes the financial results for the three months ended September 30, 2004. Given the recent change in our business plan strategy and the reorganization of our operations in the past year, management believes that it would not be of any value to compare the financial results of the three months ended September 30, 2004 to the three months ended September 30, 2003.

Assets

As of September 30, 2004, we had total assets of $1,925,056. As of September 30, 2004, our current assets consisted of cash of $854,388, restricted cash of 150,000, inventory of $341,305, and $45,642 in prepaid expenses and other assets. Property and equipment, net of accumulated depreciation was $553,721.

Inventory increased by $303,257, or 797%, from the transition period ended December 31, 2003 due to the increase in sales. In addition to replenishing depleted inventory, additional inventory may be required to meet the needs of new enrolled physicians.

Property and equipment increased by $462,950, or 654%, from the transition period ended December 31, 2003. The increase in property and equipment is attributed to the build out of new pharmacies which required computer systems, furniture and fixtures, and leasehold improvements.

Liabilities and Stockholders’ Equity

Our total liabilities as of September 30, 2004 were $1,941,125. Our liabilities consisted of current liabilities of $1,571,125, long term portion of notes payable of $370,000, and a minority interest of $689,342. The notes payable consist of a note payable to RTIN and our chief executive officer in the amounts of $1,013,465 and $370,000 respectively. The current portion of the notes payable to RTIN, recorded in the current liabilities section of the consolidated balance sheet, amounts to $1,013,465.

Accounts payable increased by $445,649 from the transition period ended December 31, 2003. This increase is primarily attributable to the new pharmacies opened and the build out of our corporate infrastructure.

Our operations were primarily funded through equity financings. Stockholders’ deficit was $705,411 as of September 30, 2004.

Results of Operations

Our total revenue reported for the three month period ended September 30, 2004 was $350,459 on the cash basis of accounting. We are in the process of monitoring our revenues and are creating several criteria in developing a historical trend analysis based on actual claims paid in order to estimate potential contractual allowances on a monthly basis. Given that we are considered to be in the startup stage and lack sufficient operational history, we are unable to determine the fixed settlement of our revenue. Therefore, we are recognizing revenue on a cash basis until such time as management has developed the history and trends to estimate potential contractual adjustments. On an accrual basis, we would have recorded additional revenue of approximately $137,000 for the three months ended September 30, 2004. Our accrual basis revenue may be adjusted for contractual allowances by third-party insurance carriers and/or government agencies and adjusted to actual as payment is received and charges are settled. The accrual basis revenue is significantly attributable to the operations at the first pharmacy we opened on October 13, 2003 in Orange County, California. Our second and third pharmacy located in Riverside, California and Kirkland, Washington, respectively, contributed immaterially to our revenues for the three months ended September 30, 2004. As we undertake our plan of operations, we anticipate that our revenues will significantly increase.

The total cost of sales for the three months ended September 30, 2004 was $395,618. The cost of sales consists primarily of the pharmaceuticals.

Our total operating expenses for the three months ended September 30, 2004 were $1,263,999. Our operating expenses for the three months ended September 30, 2004 consisted of salaries and related expenses of $412,091, consulting and other compensation of $372,934, and selling, general and administrative expenses of $478,974.

Our net loss for the three months ended September 30, 2004 was $1,172,443. Our basic and diluted loss per common share for the three months ended September 30, 2004 was $0.03.

Liquidity and Capital Resources

As of September 30, 2004, we maintained $854,388 in cash which primarily resulted from funds raised in the private offering of common stock. This cash is expected to be used to, among other things, to fund additional working capital needs, support the establishment of our corporate infrastructure, and to pay for additional purchases of inventory.

As of September 30, 2004, we maintained $150,000 in restricted cash. This restricted cash is to be used exclusively to satisfy our obligations under leases that were personally guaranteed by an officer of our Company in the event that we are unable to pay rent at these locations from our daily operating account.

During the nine months ended September 30, 2004, net cash used in operating activities was $2,694,552, net cash used in investing activity was $489,523, and net cash provide by financing activities was $3,328,021.

Our management anticipates that our current cash on hand is sufficient for us to operate our four existing pharmacies at the current level until December 31, 2004. We intend to fund operations through increased sales and debt and/or equity financing arrangements, which may be insufficient to fund our capital expenditures, working capital, or other cash requirements for the year ending December 31, 2004. If we are not able to secure additional funding, the implementation of our business plan will be impaired. There can be no assurance that such additional financing will be available to us on acceptable terms or at all.

Off Balance Sheet Arrangements

As of September 30, 2004, there were no off balance sheet arrangements. Please refer to the Commitment and Contingency footnote to the accompanying condensed consolidated financial statements.

Going Concern Considerations

The accompanying condensed consolidated financial statements have been prepared assuming we will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As of September 30, 2004, we had an accumulated deficit of approximately $9.1 million, recurring losses from operations and negative cash flow from operating activities for the nine months then ended of approximately $2,700,000.

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

In response to these problems, management in coordination with our board of directors has taken the following actions:
  We are suspending the development of new pharmacies for a period of 60 to 90 days to evaluate the potential in existing pharmacies and, where needed, restructure current operations.
7

  We are aggressively signing up new physicians.
  We are seeking investment capital through the public markets.
Inflation

Since the opening of our first pharmacy in October 2003, management believes that inflation has not had a material effect on our results of operations.

Critical Accounting Policies

In December 2001, the Securities and Exchange Commission (the “SEC”) requested that all registrants list their three to five most “critical accounting polices” in the Management Discussion and Analysis. The SEC indicated that a “critical accounting policy” is one which is both important to the portrayal of the Company’s financial condition and results, and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. We believe that the following accounting policies fit this definition:

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or estimated market, and consist primarily of pharmaceutical drugs. Market is determined by comparison with recent sales or net realizable value. Net realizable value is based on management’s forecasts for sales of the our products in the ensuing years and/or consideration and analysis of changes in customer base, product mix, payor mix, third party insurance reimbursement level or other issues that may impact the estimated net realizable value. Should the demand for our products prove to be significantly less than anticipated, the ultimate net realizable value of our inventories could be substantially less than reflected in the accompanying condensed consolidated balance sheet.

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

Revenue Recognition

We generate revenue from prescription drug sales which are reimbursable by third-party insurance carriers and government agencies. Our ultimate expected revenue may be adjusted for contractual allowances by these third-party insurance carriers and/or government agencies, and are adjusted to actual as cash is received and charges are settled. We are monitoring our revenues from these sources and are creating several criteria in developing a historical trend analysis based on actual claims paid in order to estimate these potential contractual allowances on a monthly basis. As we are considered to be in the startup stage and lack sufficient operational history, management is unable to determine the fixed settlement of such revenue. Therefore, we are recognizing revenue on a cash basis until such time as management has developed the history and trends to estimate potential contractual adjustments. On an accrual basis, we would have recorded additional revenue of approximately $137,000 and $539,000 for the three and nine months ended September 30, 2004, respectively.

We account for shipping and handling fees and costs in accordance with EITF 00-10 “Accounting for Shipping and Handling Fees and Costs.” Such fees and costs are immaterial to our operations.

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

As amended in December 2003, the effective dates of FIN No. 46 for public entities that are small business issuers, as defined, are as follows: (a) For interests in special-purpose entities ("SPEs") periods ended after December 15, 2003; and (b) For all other VIEs: periods ending after December 15, 2004. The December 2003 amendment of FIN No. 46 also includes transition provisions that govern how a company which previously adopted the pronouncement (as it was originally issued) must account for consolidated VIEs. We have determined that we do not have any significant variable interests in any SPEs, and are evaluating the other effects of FIN No. 46 (as amended) on our future consolidated financial statements.

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

Item 3.     Controls and Procedures.

The Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2004. This evaluation was carried out under the supervision and with the participation of the Company's Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), Mr. David Parker. Based upon that evaluation, the Company's CEO and CFO concluded that the Company's disclosure controls and procedures are of limited effectiveness at the reasonable assurance level in timely alerting management to the material information relating to us (or our consolidated subsidiaries) required to be included in our periodic filings with the SEC. There have been no significant changes in the Company's internal control over financial reporting during the quarter ended September 30, 2004 that have materially affected or are reasonably likely to materially affect such controls. Thus, no corrective actions with regard to significant deficiencies or material weakness were necessary.

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

PART II - OTHER INFORMATION

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

On April 14, 2004, a former employee filed a lawsuit in Orange County California Superior Court against us seeking additional compensation and stock issuances. The lawsuit is in the early stages and its outcome is not reasonably predictable. We believe the lawsuit is without merit and we are aggressively defending this case. A trial date of March 7, 2005 has been set.

Other than as disclosed herein, we are currently not involved in any such litigation which we believe could have a material adverse effect on the Company’s financial position or results of operations.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended September 30, 2004, we issued 40,000 shares of restricted common stock to Advisory Board members for services rendered valued at approximately $18,400 (estimated to be fair value based on the trading price on the issuance date).

During the three months ended September 30, 2004, we issued 25,003 shares of restricted common stock to two members of the board of directors for services rendered valued at approximately $11,501 (estimated to be fair value based on the trading price on the issuance date).

Item 3.     Defaults upon Senior Securities

As of September 30, 2004, monthly installments of our note payable to RTIN were eight months in arrears due to our dispute with RTIN.

Item 4.     Submission of Matters to a Vote of Security Holders

Subsequent to the reporting period on October 1, 2004, we held our annual meeting of shareholders. The matters voted upon at the meeting were as follows:
  To consider and act upon a proposal to amend the Articles of Incorporation of the Company to grant the board of directors the power to prescribe by resolution the voting rights, designations, preferences, limitations, restrictions, and relative, participating, optional and other rights, and the qualifications, limitations, or restrictions as it relates to the Company’s Preferred Stock;
  To confirm the appointment of Squar, Milner, Reehl & Williamson, LLP as auditors for the Company; and
  To elect four directors for a term expiring at the next annual meeting of shareholders, or until their successors are duly elected or qualified
The total number of shares of common stock outstanding at the record date, August 25, 2004, was 44,712,896 shares. The number of votes represented at this meeting was 24,983,278 shares, or 55.87% of shares eligible to vote.

All of the nominees for director recommended by the board of directors were elected and the results of the voting were as follows:

Name	Votes for	Votes Against	Abstentions
David Parker	24,983,278	0	0
A.J. LaSota	24,983,278	0	0
James Manfredonia	24,983,278	0	0
Richard Falcone	24,983,278	0	0

The amendment to the Articles of Incorporation was approved and the results were as follows:

Votes for	Votes Against	Abstentions
24,758,778	225,500	0

The appointment of Squar, Milner, Reehl & Williamson, LLP as our auditors was confirmed and the results were as follows:

Votes for	Votes Against	Abstentions
24,983,278	0	0

Item 5.     Other Information

On November 19, 2004, we accepted the resignation of Ron Folse, our executive vice president.

Item 6.     Exhibits

Exhibit Number	Description
3.1	Articles of Incorporation [1]
3.2	Articles of Incorporation as Amended [2]
3.3	Bylaws as Amended [2]
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

1 Incorporated by reference from Exhibit 3.1 of the registrant’s Form SB-2 filed December 6, 2000
2Incorporation by reference from Exhibit 3.2 of the registrant’s Annual Report on Form 10-KSB, as amended, filed on March 23, 2004

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

eRXSYS, INC.

Date:     November 22, 2004                                                                     /s/ David Parker
                                                                                                                David Parker
                                                                                                                Chief Executive Office, Chief Financial
                                                                                                                Officer, and Director

