Form 10KSB
period 2004-12-31
ERXSYS INC
filed 2005-04-15
CIK 1100592

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2004
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
For the transition period from _________ to ________
Commission file number: 000-33165

eRXSYS, Inc.
(Name of small business issuer in its charter)
Nevada	98-0233878
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
18021 Sky Park Circle, Suite G2, Irvine, California	92614
(Address of principal executive offices)	(Zip Code)
Issuer’s telephone number: 949-222-9971
Securities registered under Section 12(b) of the Exchange Act:
Title of each class	Name of each exchange on which registered
None	Not Applicable
Securities registered under Section 12(g) of the Exchange Act:
Common Stock, par value $0.001
(Title of class)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ ]

State issuer’s revenue for its most recent fiscal year. $1,164,568

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity, as of a specified date within the past 60 days.  $19,731,228 as of March 15, 2005

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. 38,688,682 Common Shares as of March 15, 2005

Transitional Small Business Disclosure Format (Check One): Yes: __; No X

 PART I
Item 1:   Description of Business

Overview

We were organized as a Nevada corporation on October 22, 1999 under the name Surforama.com, Inc. We have since reorganized our operations. We are engaged in the business of operating pharmacies that specialize in the dispensing of highly regulated pain medication by utilizing technology that allows physicians to transmit prescriptions from a wireless hand-held device or desktop computer directly to our dedicated pharmacies, thus eliminating or reducing the need for paper prescriptions. Our technology is web-based and we do not provide physicians with any equipment. Physicians are able to electronically transmit prescriptions to our pharmacies simply by accessing our web portal. There is no software required by the physicians. We do provide physicians with training on how to utilize our web portal to electronically transmit prescriptions to our pharmacies. Physicians are not charged any fees or costs for transmitting prescriptions to our pharmacies or for any training they may receive on how to utilize our web portal.

Because our focus is on physicians whose practice necessitates that they frequently prescribe medication to manage their patients’ chronic pain, we typically will not keep in inventory non-prescription drugs, or health and beauty related products such as walking canes, bandages and shampoo. We do not intend to sell over-the-counter medication or fill prescriptions unrelated to chronic pain management at our pharmacies. We will fill prescriptions that address any side effects experienced by individuals who have health conditions that require them to be treated for chronic pain. We derive our revenue from the sale of prescription drugs.

The majority of our business is derived from physicians who send prescriptions directly to our store electronically. We have limited “walk-in” prescriptions. Within the previous 90 days, approximately 52 physicians have transmitted prescriptions to our pharmacies through our web portal. Currently, we generate reoccurring business from approximately 38 physicians and 10 of those physicians account for approximately 83% of all prescriptions filled at our pharmacies. The number of physicians that send reoccurring business to our pharmacies has decreased from December 2004 when at that time we generated reoccurring business from approximately 41 physicians, but at that time 10 of those physicians accounted for approximately 81% of all prescriptions.

Safescript Pharmacies, Inc. (formerly known as RTIN Holdings, Inc.) License

Our former CEO, Mr. David Parker, founded RxSystems, Inc. (“RxSystems”) in March 2002. In March 2002, RxSystems acquired from Safescript Pharmacies, Inc. (the “Licensor”) the exclusive licensing rights to establish and operate pharmacies under the name “Safescript Pharmacies” throughout California, Oregon, Washington and Alaska. In May 2003, RxSystems assigned to us all of their rights under this exclusive license (the “License”). In exchange, we agreed to indemnify RxSystems for any claims with respect to the License against RxSystems in any amount now or in the future. Subsequent to this assignment, RxSystems, Inc. filed articles of dissolution with the Nevada Secretary of State. We also agreed to reimburse the former CEO $370,000 for personal funds advanced to the Licensor to secure the License. These funds plus five percent (5%) interest per annum were due and payable in full to Mr. Parker on December 31, 2007. In a termination and settlement agreement entered into with Mr. Parker on February 1, 2005, Mr. Parker agreed to accept $10,000 cash and 494,000 shares of our common stock and release and forever discharge us from all liability associated with this debt.

At the time of the assignment we assumed a note payable to the Licensor of $3,176,615 with monthly payments of $25,000 through December 1, 2004, with the remaining principal and accrued interest due on December 31, 2004. On June 30, 2003, the Licensor agreed to convert $2,000,000 of the note payable into 100,000 shares of the Company’s convertible preferred stock which was then converted into 4,444,444 shares of our restricted common stock with an estimated fair value of $1,393,000. Due to the conversion of all of our issued and outstanding preferred shares, there are currently no preferred shares issued or outstanding. We remained obligated to make payments of $25,000 per month through December 1, 2004, with the remaining principal and interest due on December 31, 2004. As of December 2004, monthly installments of $25,000 for the note payable due to the Licensor are eleven months in arrears and no monthly installment has been paid since January 2004. The current balance of the note payable to the Licensor is approximately $1,013,000.

The Licensor failed to provide us with essential services as set forth in the license agreement and this has forced us to terminate our use of all technology granted by the Licensor. On March 17, 2004, we filed a lawsuit in Nevada State Court against Safescript Pharmacies, Inc. seeking damages, declaratory relief, to rescind the License and to recover the consideration paid. On March 19, 2004, Safescript Pharmacies, Inc. filed for Chapter 11 bankruptcy protection. The litigation in Nevada State Court has been stayed by reason of Safescript Pharmacies, Inc.’s filing for bankruptcy. We refiled substantially the same claim as an adversary proceeding in Safescript Pharmacies, Inc.’s bankruptcy case in the U.S. Bankruptcy court located in Tyler, Texas. In July 2004, this case was transferred to the U.S. District Court for the Eastern District of Texas located in Tyler, Texas.

We originally recorded the intangible asset at the carrying value of the notes payable assumed in the amount of $3,586,615. In accordance with accounting principles generally accepted in the United States of America, we subsequently engaged a third party valuation firm to estimate the fair value of the acquired License and the consideration given. Based on this independent valuation, we reduced the book value (by the excess of the carrying value of the portion of the note payable converted over the estimated fair value of the common stock issued) and recorded the following amounts, as adjusted:

License rights	$-
Cost in excess of estimated fair value	2,977,000
Intangible assets	$2,977,000

Consideration:
Notes payable	$1,547,000
Common stock	1,393,000
Cash paid	37,000
$2,977,000

In February 2004, the Licensor announced that it had been notified that the Securities and Exchange Commission (the “SEC”) may commence an enforcement action against the Licensor and certain executive officers of the Licensor for alleged violation of the Securities Act and the Exchange Act. On October 5, 2004, the SEC announced that it filed a civil action in the United States District Court for the Eastern District of Texas against Safescript Pharmacies, Inc., f/k/a RTIN holdings, Inc. and former officers and directors of the Licensor.

As of the reporting period ended March 31, 2004, management determined that the License was 100% impaired based on (a) the uncertainty of the Licensor’s ability to continue as a going concern, which creates substantial doubt about the Licensor’s ability to continue to support their e-prescribing technology, (b) our dispute with the Licensor, and (c) our implementation of other technologies at our first two pharmacies. Accordingly, as of March 31, 2004, we impaired the entire intangible asset of approximately $2,977,000.

License Agreement with Network Technology, Inc. ("RxNT")

As a result of Safescript Pharmacies, Inc.’s failure to provide us with essential services as set forth in the license agreement, we entered into a technology license agreement (“Technology License”) with Network Technology, Inc. (“RxNT”) on March 15, 2004. The Technology License grants us the right to use RxNT’s e-prescribing technology under the brand name “Assured Script.” Pursuant to the Technology License agreement, we paid RxNT a licensing fee of $100,000 and are also responsible for paying RxNT a royalty equal to twenty five percent (25%) of the gross profit from sales of the “Assured Script” product, which refers to the licensed products and technology set forth in the Technology License and not prescription drug sales. Given that we are in the business of owning and operating pharmacies, management does not anticipate that we would make any sales of the “Assured Script” product resulting in a royalty payment to RxNT.

Agreement with TPG Partners, L.L.C.

On April 24, 2003, we entered into an agreement with TPG Partners, L.L.C. (“TPG”) for the purpose of funding the establishment and operations of pharmacies. Under this agreement, TPG holds the right to fund on a joint venture basis fifty pharmacies that we establish. In exchange for contributing financing in the amount of $230,000 per pharmacy location, TPG will acquire a 49% ownership interest in each pharmacy established under this agreement and we will own the remaining 51%. Under the terms of the agreement with TPG, our contribution to establish pharmacies primarily consisted of the right to utilize the rights granted under a license agreement we own and to render services consisting of sales and marketing expertise.

In April 2003, Safescript Pharmacies of California, LLC was formed to establish and operate the pharmacies that would be operated under the agreement with TPG. In accordance with the terms of the agreement with TPG, we own 51% of Safescript Pharmacies of California, LLC and TPG owns the remaining 49%. In June 2003, Safescript Pharmacies of California, LLC formed a wholly owned subsidiary, Safescript of California, Inc. (“Safescript”), which will own and operate the pharmacies. Effective September 8, 2004, Safescript filed amended articles of incorporation and changed its name to Assured Pharmacies, Inc. (“API”).

TPG has advanced a total of $448,000 for the establishment of our first pharmacy located in Santa Ana, California and our second pharmacy located in Riverside, California. Currently, only these two pharmacies are operated under the agreement with TPG.

Agreement with TAPG, L.L.C.

In February 2004, we entered into an agreement with TAPG, L.L.C. ("TAPG"), a Louisiana limited liability company, and formed Safescript Northwest, Inc. ("Safescript Northwest"), a Louisiana corporation. Safescript Northwest was formed to establish and operate up to five pharmacies. Effective August 19, 2004, Safescript Northwest filed amended articles of incorporation and changed its name to Assured Pharmacies Northwest, Inc. ("APN"). We own 75% of APN, while TAPG owns the remaining 25%. In accordance with our shareholders agreement with TAPG, TAPG will provide start-up costs in the amount of $335,000 per pharmacy location established not to exceed five pharmacies. Under the terms of the agreement with TAPG, our contribution to establish pharmacies primarily consisted of the right to utilize the rights granted under a license agreement we own and to render services consisting of sales and marketing expertise.

TAPG advanced a total of $664,000 for the start-up costs of our third pharmacy in Kirkland, Washington and our fourth pharmacy in Portland, Oregon. Currently, only these two pharmacies are operated under the agreement with TAPG.

Industry Overview

According to the National Institute for Health Management, the $200 billion prescription drug market is the fastest-growing segment of the health care industry today, rising 17% or more a year since 1998. At the same time, the market has been plagued by several chronic and growing problems that underscore the need to modernize the way medications are prescribed and dispensed in the United States. These problems include, but are not limited to:

•
Deaths and injuries due to illegible prescriptions. According to the Institute of Medicine, errors in reading hand-written drug prescriptions are reportedly responsible for over 7,000 deaths a year in the U.S., $77 billion in additional medical expenses, and rapidly escalating medical malpractice insurance costs. Indeed, the Institute for Safe Medical Practices (ISMP), a non-profit medical research group, has called for the complete elimination of handwritten prescriptions.

•
A study by the American Pain Society and the American Academy of Pain Management determined that an estimated 48 million suffer from chronic pain in the U.S. and this number is projected to continue growing;

•	Too few qualified pharmacists. A recent study conducted by the United States Department of Health and Human Services confirmed that there is a growing shortage of trained and licensed pharmacists.

•
Handwritten prescriptions are prone to counterfeiting. Unscrupulous patients can alter prescriptions in dose and/or quantity. Many patients falsely report lost prescriptions or just forge the prescription to visit multiple pharmacies.

Market for Our Products and Services

The target market we will serve in dispensing pharmaceutical products is patients who require medication for chronic pain management. Patients in this category are likely to require prescription medications far more frequently and for longer periods of time than patients in most other medical categories. In order to access this target market, we will enable physicians whose practice necessitates that they frequently prescribe medication to manage their patients’ chronic pain to transmit prescriptions to our pharmacies electronically using our web portal. We do not pay physicians to transmit prescriptions to our pharmacies and physicians do not pay us to transmit prescriptions to our pharmacies. We generate our revenue exclusively from the sale of prescription drugs at our pharmacies.

Within the previous 90 days, approximately 52 physicians have transmitted prescriptions to our pharmacies through our web portal. Currently, we generate reoccurring business from approximately 38 physicians and 10 of those physicians account for approximately 83% of all prescriptions filled at our pharmacies. The number of physicians that send repeat business to our pharmacies has increased from September 2004 when at that time we generated repeat business from approximately 32 physicians and 10 of those physicians account for approximately 81% of all prescriptions.

Principal Suppliers

We purchased 95% of our inventory of prescription drugs from one wholesale drug vendor during the year ended December 2004. During the same period of time, we purchased the remaining 5% of our inventory from 3 different wholesale drug vendors. Management believes that the wholesale pharmaceutical and non-pharmaceutical distribution industry is highly competitive because of the consolidation of the pharmacy industry and the practice of certain large pharmacy chains to purchase directly from product manufacturers. Although management believes we could obtain the majority of our inventory through other distributors at competitive prices and upon competitive payment terms if our relationship with our primary wholesale drug vendor was terminated, there can be no assurance that the termination of such a relationship would not adversely affect us.

Customers and Third-Party Payors

In fiscal 2004, nearly all of our pharmacy sales were to customers covered by health care insurance plans, which typically contract with a third-party payor such as an insurance company, a prescription benefit management company, a governmental agency, workers’ compensation, a private employer, a health maintenance organization or other managed care provider that agrees to pay for all or a portion of a customer's eligible prescription purchases. Any significant loss of third-party payor business could have a material adverse effect on our business and results of operations.

Competition

We face intense competition with local, regional and national companies, including other drugstore chains, independently owned drugstores, supermarkets, mass merchandisers, discount stores, dollar stores, mail order pharmacies and drug importation. Competition in this industry is intense primarily because national pharmacies including Walgreens and CVS Pharmacy have expanded significantly and prescription drugs are now offered at a variety of retail establishments when traditionally prescription drugs were only provided at local pharmacies. Supermarkets and discount stores now maintain retail pharmacies onsite as a part of a business plan to provide consumers with all of their retail needs at one location. Retail pharmacies such as Walgreens, CVS Pharmacy, and Rite Aid use proprietary and/or commercialized paperless prescription technology in their pharmacy operations. However, these pharmacies are not focused or dedicated to physicians practicing in pain management. These retail pharmacies traditionally keep in inventory non-prescription drugs, or health and beauty related products such as walking canes, bandages and shampoo. Consumers are able to have their prescriptions filled at these retail pharmacies, but typical retail pharmacies either do not keep in inventory or keep limited amounts of Class 2 drugs in inventory. As a result, the time it takes for traditional retail pharmacies to fill a prescription for Class 2 drug is extended. Because of our pain management focus, we maintain an appropriate inventory level of Class 2 drugs to meet the needs of physicians that transmit prescription to our pharmacies and do not keep in inventory non-prescription drugs or health and beauty related products. We do not intend to sell over-the-counter medication or fill prescriptions unrelated to chronic pain management at our pharmacies. We will fill prescriptions that address any side effects experienced by individuals who have health conditions that require them to be treated for chronic pain.

Currently, Safescript Pharmacies, Inc. is the only company that our management is aware of that operates pharmacies in the United States that exclusively dispense pharmaceutical products to patients who require medication for chronic pain management while also providing technological support to physicians to enable them to e-prescribe medication for their patients to the pharmacy.

There are companies that are in the business of developing and manufacturing proprietary software and hardware that facilitate e-scripting. We are not in this business. We constantly seek out and evaluate available technologies to integrate into our business model; as such, we do not consider ourselves a technology company because we do not develop, program, or manufacture proprietary hardware and/or software used by our pharmacies or by physicians that transmit prescriptions to our pharmacies.

Patents, Licenses, Trademarks, Franchises, Concessions, Royalty Agreements, or Labor Contracts

On March 27, 2003, RxSystems assigned to us all of their rights under an exclusive license agreement with Safescript Pharmacies, Inc. (formerly known as RTIN Holdings, Inc.) which enables the licensee to operate pharmacies under the name “Safescript Pharmacies” throughout California, Oregon, Washington and Alaska. Thereafter, the licensor failed to provide us with essential services underlying the license agreement and this forced us to terminate our use of all technology granted under the license agreement. On March 17, 2004, we initiated suit in Nevada State Court against Safescript Pharmacies, Inc. seeking damages, declaratory relief, to rescind our license agreement with them and to recover the consideration paid, including all cash and 4,444,444 restricted common shares of our stock, which were issued to retire $2,000,000 of the debt owed on the License. This case has been stayed by reason of Safescript Pharmacies, Inc.’s March 19, 2004 bankruptcy filing. We refiled substantially the same claim as an adversary proceeding in Safescript’s bankruptcy case which was pending in the U.S. Bankruptcy Court located in Tyler, Texas. In July 2004, this case was transferred to the U.S. District Court for the Eastern District of Texas located in Tyler, Texas.

On March 15, 2004, we entered into a technology license agreement (“Technology License”) with Network Technology, Inc. (“RxNT”). The Technology License grants us the right to use RxNT’s e-prescribing technology under the brand name “Assured Script.”

On November 9, 2004, we received trademark approval (registration number 2901258) by the United States Patent and Trademark Office for the “eRXSYS” company logo.

State law requires pharmacies to apply to the State Board of Pharmacy to receive a license to operate. The application process to operate a pharmacy is substantially similar among different states. The application process for a license on average takes sixty days in the state of California. We have retained the services of a law firm that specializes in healthcare and pharmacy to oversee the application process for our pharmacies. In addition, each pharmacy must employ a licensed pharmacist to serve as the Pharmacist in Charge (PIC). The PIC oversees personnel and reports on the operations at a specific pharmacy. State law regulates the number of employees and clerks that can work under the supervision of one PIC. Currently, we are licensed to operate four pharmacies.

Research and Development

We did not incur any research and development expenditures in either the fiscal year ended November 30, 2003, the one month transition period ended December 31, 2003, or the fiscal year ended December 31, 2004.

Existing and Probable Governmental Regulation

Pharmacy operations are subject to significant governmental regulation on the federal and state level. Compliance with governmental regulation is essential to continued operations. We are in compliance with each of the laws, rules, and regulations set forth below and have not experienced any incidence of noncompliance.

Licensure Laws

Each state’s board of pharmacy enforces laws and regulations governing pharmacists and pharmacies. Each of our pharmacies applied and received a license. Licensure requires strict compliance with state pharmacy standards. Although we believe our pharmacies are compliant, changes in pharmacy laws and differing interpretations regarding such laws could impact our level of compliance. A pharmacy’s failure to comply with applicable law and regulation could result in licensure revocation as well as the imposition of fines and penalties.

Drug Enforcement Laws

The United States Department of Justice enforces the Drug Enforcement Act through the Drug Enforcement Agency (DEA). The DEA strictly enforces regulations governing controlled substances. In addition to regulation by the DEA, we are subject to significant state regulation regarding controlled substances. Because our pharmacies’ operations focus on highly regulated pain medications, failure to adhere to DEA and state controlled substance requirements could jeopardize our ability to operate. While we believe we are in compliance with current DEA requirements, such requirements and interpretation of these requirements do change over time.

Federal Health Programs

As we grow, we believe that a significant amount of our revenues will be derived from governmental programs such as Medicaid. With the recent passage of the Medicare Modernization and Prescription Drug Act of 2003, we also believe that Medicare will become a significant source of funding.

Medicare

Medicare reimbursement is determined by the Centers for Medicare and Medicaid Services (“CMS”), an agency of the United States Department of Health and Human Services. CMS establishes reimbursement policy for services provided to Medicare beneficiaries in a manner consistent with the Social Security Act, as amended by Congress. CMS has not yet established the reimbursement methodology pursuant to which it will reimburse prescription drugs.

Medicaid

Medicaid is a federal/state program that provides health coverage (including prescription drug coverage) to the needy. Each state’s Medicaid program is different, and some states impose limitations on the pharmacies that may serve the Medicaid population. We currently participate in Medicaid in Oregon and Washington. We submitted an application to participate in California’s Medicaid program, known as Medi-Cal.

Medicare and Medicaid Participation

In order to participate in the Medicare and Medicaid programs, each pharmacy must enroll as a participating supplier. There can be no assurance that our pharmacies will be able to obtain the necessary approvals to participate in the Medicare and Medicaid programs, which could have a material adverse financial impact on us, our operations, and our investors.

The Federal Health Care Programs Anti-Kickback Act

Federal law prohibits the solicitation or receipt of remuneration in return for referrals and the offer or payment of remuneration to induce the referral of patients or the purchasing, leasing, ordering or arranging for any good, facility, service or item for which payment may be made under a “federal health care program” (defined as “any plan or program that provides health benefits, whether directly, through insurance, or otherwise, which is funded directly, in whole or in part, by the United States Government other than the Federal Employees Health Benefit Program”).

Because our business and operations involve providing health care services, we are subject to the Federal Health Care Programs Anti-Kickback Act (the “Act”). The Anti-Kickback Statute, codified in 42 U.S.C. § 1320a-7b(b), prohibits individuals and entities from knowingly and wilfully soliciting, receiving, offering or paying any remuneration to other individuals and entities (directly or indirectly, overtly or covertly, in cash or in kind):

(i)
In return for referring an individual to a person for the furnishing or arranging for the furnishing of any item or service for which payment may be made under a federal or state health care program; or

(ii)
In return for purchasing, leasing, ordering or arranging for or recommending purchasing, leasing, or ordering any good, facility, service or item for which payment may be made under a federal or state health care program.

There are both criminal and civil penalties for violating the Federal Statute. Criminal sanctions include a fine not to exceed $25,000 or imprisonment up to five years or both, for each offense. In addition, monetary penalties for each offense may be increased to up to $250,000 for individuals and up to $500,000 for organizations. Civil penalties include fines of up to $50,000 for each violation, monetary damages up to three times the amount paid for referrals and/or exclusion from the Medicare program. Courts have broadly construed the Anti-Kickback Statute to include virtually anything of value given to an individual or entity if one purpose of the remuneration is to influence the recipient’s reason or judgment relating to referrals.

The Department of Health and Human Service’s Office of Inspector General (“OIG”) promulgated safe harbor regulations specifying payment practices that will not be considered to violate the statute. If a payment practice falls within one of the safe harbors, it will be immune from criminal prosecution and civil exclusion under the Act even if it fails to fall within another potentially applicable safe harbor. Significantly, failure to fall within any safe harbor does not necessarily mean that the payment arrangement violates the statute. Failure to comply with a safe harbor can mean one of three things: (1) the arrangement does not fall within the broad scope of the anti-fraud and abuse rules so there is no risk of prosecution; (2) the arrangement is a clear statutory violation and is subject to prosecution; or (3) the arrangement may violate the anti-fraud and abuse rules in a less serious manner, in which case there is no way to predict the degree of risk.

Because our pharmacies maintain relationships with referring physicians, our operations are subject to scrutiny under the Act. Although we will attempt to structure our financial relationships with physicians in a manner that qualifies for safe harbor protection, we anticipate that our relationships with physicians will not qualify for safe harbor protection.

If our operations fail to comply with the Act, we could be criminally sanctioned. In addition, the right of any of our pharmacies to participate in governmental health plans could be terminated.

Ethics in Patient Referrals Act

The Ethics in Patient Referrals Act, 42 U.S.C. §1395nn, commonly referred to as Stark II (“Stark II”), prohibits physicians from referring or ordering certain Medicare or Medicaid reimbursable “designated health services” from any entity with which the physician or any immediate family member of the physician has a financial relationship. A financial relationship is generally defined as a compensation or ownership/investment interest. The purpose of the prohibition is to assure that physicians base their treatment decisions upon the needs of the patients and not upon any financial benefit that would inure to the physician as a result of the referral.

Prescription medications are classified as “designated health services” under Stark II. Physicians owning stock in our Company are not allowed to refer any Medicare or Medicaid patient to any of our pharmacies until and unless our Company’s capitalization exceeds $75,000,000. A referral made in violation of Stark II results in non-payment to the pharmacy and could result in the imposition of fines and penalties as well as termination of our participation in Medicare and Medicaid.

State Fraud and Abuse Laws

States have generally adopted their own laws similar to the Act and Stark II. However, in some instances, state laws apply to all health care services, regardless of whether such services are payable by a government health plan. For example, in California, physicians and other practitioners are not permitted to own more than 10% of any entity that owns a pharmacy.

HIPAA

We are impacted by the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), which mandates, among other things, the adoption of standards to enhance the efficiency and simplify the administration of the healthcare system. HIPAA requires the Department of Health and Human Services to adopt standards for electronic transactions and code sets for basic healthcare transactions such as payment and remittance advice (“transaction standards”); privacy of individually identifiable healthcare information (“privacy standards”); security and electronic signatures (“security standards”), as well as unique identifiers for providers, employers, health plans and individuals; and enforcement. We are required to comply with these standards and are subject to significant civil and criminal penalties for failure to do so.

Management believes that we are in material compliance with these standards. However, HIPAA's privacy and transaction standards only recently became effective, and the security standards will become mandatory as of April 21, 2005. Considering HIPAA's complexity, there can be no assurance that future changes will not occur. Changes in standards as well as changes in the interpretation of those standards could require us to incur significant costs to ensure compliance.

Management anticipates that federal and state governments will continue to review and assess alternate healthcare delivery systems, payment methodologies and operational requirements for pharmacies. Given the continuous debate regarding the cost of healthcare services, management cannot predict with any degree of certainty what additional healthcare initiatives, if any, will be implemented or the effect that any future legislation or regulation may have on us.

OBRA 1990

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

California Senate Bill #151 was chaptered by the California Secretary of State on September 17, 2003. This legislation tightens the regulations on prescribing prescription medication. The legislation allows for electronic prescribing of all prescription medication except Class 2 substances. Generally, Class 2 substances are drugs that exhibit a high potential for abuse or diversion. Class 2 substances are required to be dispensed only against a hard copy prescription. This will not pose any operational problem for us because we currently generate a hard copy of the electronic prescription for all Class 2 prescriptions issued. Management believes that this legislation will create no undue burden or competitive disadvantage for us.

Other Laws

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

Compliance with Environmental Laws

We did not incur any costs in connection with the compliance with any federal, state, or local environmental laws.

Employees

We currently have fourteen full-time employees in addition to seven consultants. Our employees are not represented by labor unions or collective bargaining agreements. The classification of our full-time employees and consultant positions are broken down as follows:

Characterization of Employee’s Duties	Number of Employees	Number of Consultants
Corporate Management / Officer	1	2
Sales	2	1
Technology	0	2
Accounting	1	2
Pharmacist	4	0
Technicians / Pharmacy Support	6	0

Item 2: Description of Property

We are currently leasing our executive offices and pharmacy locations. Our executive offices are located at 18021 Sky Park Circle, Suite G2, Irvine, California 92614. During the last ninety days, we closed our regional office located at 420 Throckmorton Street, Suite 620, Ft. Worth, Texas, 76102 in an attempt to reduce expenses.

Our first pharmacy is located at 2431 N. Tustin Ave., Unit L, Santa Ana, California, 92705. Our second pharmacy is located at 7000 Indiana, Ave., Suite 112, Riverside, California, 92506. Our third pharmacy is located at 12071 124th Avenue NE, Kirkland, Washington, 98034. Our fourth pharmacy is located at 3822 S.E. Powell Blvd, Portland, Oregon, 97202.

We entered into leases to establish pharmacies at the following locations:

•	10196 SW Park Way, Portland, Oregon, 97225
•	2716 Santa Monica Blvd, Santa Monica, California, 90403
•	2024 Sixth Ave, Tacoma, Washington, 98405.

Following our management’s decision to suspend the development of new pharmacies, we were able to terminate our lease on the property located in Santa Monica, California. We have continued to maintain our lease on the property located in Portland, Oregon. However, there was a construction lien placed on this location in the amount of $38,950 as a result of our failure to compensate the builder that constructed the pharmacy on the premises. Our management is currently negotiating a settlement with the builder.

Future store locations, when established, will be selected based on the following criteria: 1) proximity to the physician members and medical facilities, 2) convenience of location, and 3) fast growing metropolitan areas with a population of at least 500,000. Retail pharmacies are approximately 1,500 square feet and are leased from various property management companies for approximately five years.

Item 3: Legal Proceedings

Our agent for service of process in Nevada is Cane Clark LLP, 3273 E. Warm Springs Rd., Las Vegas, Nevada 89120.

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

Safescript Pharmacies, Inc. (formerly known as RTIN, Inc.) failed to provide us with essential services as set forth in the license agreement that they entered into and this has forced us to terminate our use of all technology granted under the license agreement entered into with Safescript Pharmacies, Inc. On March 17, 2004, we filed a lawsuit in Nevada State Court against Safescript Pharmacies, Inc. seeking damages, declaratory relief, to rescind the License and to recover the consideration paid. On March 19, 2004, Safescript Pharmacies, Inc. filed for Chapter 11 bankruptcy protection. The litigation in Nevada State Court has been stayed by reason of Safescript Pharmacies, Inc.’s filing for bankruptcy. We refiled substantially the same claim as an adversary proceeding in Safescript’s bankruptcy case which was pending in the U.S. Bankruptcy Court located in Tyler, Texas. In July 2004, this case was transferred to the U.S. District Court for the Eastern District of Texas located in Tyler, Texas.

On April 14, 2004, a former officer filed a lawsuit against us in Orange County California Superior Court. The former officer is seeking additional compensation in the amount of $213,000 and other further relief that the court deems just and appropriate. This lawsuit is in the early stages and its outcome is not reasonably predictable. A trial date was originally set for March 7, 2005 and was later extended. On or about April 12, 2005, we filed for summary judgment. We believe the lawsuit is without merit and we are aggressively defending this case.

Other than as disclosed herein, we are not currently involved in any litigation which we believe could have a material adverse effect on our financial position or results of operations.

Item 4: Submission of Matters to a Vote of Security Holders

During the fourth quarter of the reporting period, we held our annual meeting of shareholders. The matters voted upon at the meeting were as follows:

•
To consider and act upon a proposal to amend our Articles of Incorporation to grant the board of directors the power to prescribe by resolution the voting rights, designations, preferences, limitations, restrictions, and relative, participating, optional and other rights, and the qualifications, limitations, or restrictions as it relates to our Preferred Stock;

•	To confirm the appointment of Squar, Milner, Reehl & Williamson, LLP as our auditors; and

•	To elect four directors for a term expiring at the next annual meeting of shareholders, or until their successors are duly elected or qualified

The total number of shares of common stock outstanding at the record date, August 25, 2004, was 44,712,896 shares. The number of votes represented at this meeting was 24,983,278 shares, or 55.87% of shares eligible to vote.

All of the nominees for director recommended by the board of directors were elected and the results of the voting were as follows:

Name	Votes for	Votes Against	Abstentions
David Parker *	24,983,278	0	0
A.J. LaSota *	24,983,278	0	0
James Manfredonia	24,983,278	0	0
Richard Falcone	24,983,278	0	0

* Mr. Parker and Mr. LaSota entered into Termination and Settlement Agreements with us and resigned their positions on the board of director effective February 1, 2005.

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

PART II

Item 5: Market for Common Equity and Related Stockholder Matters

Market Information

Our common stock is currently quoted on the OTC Bulletin Board (“OTCBB”), which is sponsored by the NASD. The OTCBB is a network of security dealers who buy and sell stock. The dealers are connected by a computer network that provides information on current "bids" and "asks", as well as volume information. Our shares are quoted on the OTCBB under the symbol “ERXI.”

The following table sets forth the range of high and low bid quotations for our common stock for each of the periods indicated as reported by the OTCBB. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Fiscal Year Ending December 31, 2004
Quarter Ended	High $	Low $
March 31, 2004	0.87	0.46
June 30, 2004	0.69	0.52
September 30, 2004	0.65	0.43
December 31, 2004	0.62	0.25

Fiscal Year Ended November 30, 2003
Quarter Ended	High $	Low $
February 28, 2003	0.45	0.17
May 31, 2003	0.37	0.17
August 31, 2003	0.64	0.27
November 30, 2003	0.64	0.37

On March 31, 2005, the last sales price of our common stock was $0.35.

Penny Stock

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a market price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document prepared by the SEC, that: (a) contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading; (b) contains a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to a violation of such duties or other requirements of the securities laws; (c) contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and the significance of the spread between the bid and ask price; (d) contains a toll-free telephone number for inquiries on disciplinary actions; (e) defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and (f) contains such other information and is in such form, including language, type, size and format, as the SEC shall require by rule or regulation.

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, the customer with (a) bid and offer quotations for the penny stock; (b) the compensation of the broker-dealer and its salesperson in the transaction; (c) the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and (d) a monthly account statement showing the market value of each penny stock held in the customer's account.

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgment of the receipt of a risk disclosure statement, a written agreement as to transactions involving penny stocks, and a signed and dated copy of a written suitability statement.

These disclosure requirements may have the effect of reducing the trading activity for our common stock. Therefore, stockholders may have difficulty selling our securities.

Holders of Our Common Stock

As of March 15, 2005, we had approximately one hundred twenty five holders of record of our common stock and several other stockholders hold shares in street name.

Dividends

There are no restrictions in our articles of incorporation or bylaws that restrict us from declaring dividends. The Nevada Revised Statutes, however, do prohibit us from declaring dividends where, after giving effect to the distribution of the dividend:

1.	We would not be able to pay our debts as they become due in the usual course of business; or

2.
Our total assets would be less than the sum of our total liabilities, plus the amount that would be needed to satisfy the rights of shareholders who have preferential rights superior to those receiving the distribution.

Recent Sales of Unregistered Securities

The information set forth below relates to our issuances of securities without registration under the Securities Act of 1933 during the past three years.

Subsequent to the reporting period and during the first quarter of 2005, we issued 100,000 shares of restricted common stock to two consultants in connection with services rendered. These shares were issued pursuant to Section 4(2) of the Securities Act. We did not engage in any general solicitation or advertising.

Subsequent to the reporting period and during the first quarter of 2005, we issued 150,000 shares of restricted common stock to four independent members of our board of directors in advance of services to be rendered for the year ended December 31, 2005. These shares were issued pursuant to Section 4(2) of the Securities Act. We did not engage in any general solicitation or advertising.

During the three months ended December 31, 2004, we issued 74,997 shares of restricted common stock in connection with services rendered during the year ended December 31, 2004 by four independent members of our board of directors. These shares were issued pursuant to Section 4(2) of the Securities Act. We did not engage in any general solicitation or advertising.

During the three months ended September 30, 2004, we issued 25,003 shares of restricted common stock in connection with services rendered by two independent members of our board of directors. These shares were issued pursuant to Section 4(2) of the Securities Act. We did not engage in any general solicitation or advertising.

During the three months ended September 30, 2004, we issued 40,000 shares of restricted common stock in connection with consulting services rendered by four members of our advisory board. These shares were issued pursuant to Section 4(2) of the Securities Act. Each advisory board member received 10,000 shares of restricted common stock. We did not engage in any general solicitation or advertising.

On June 17, 2004, we completed an exempt offering of units to thirty-eight accredited investors pursuant to Rule 506 of Regulation D under the Securities Act. Each unit was priced at $0.80 and consisted of two shares of restricted common stock and one warrant to purchase one share of restricted common stock at an exercise price of $0.60 exercisable for twenty-four months after the close of the offering. We received proceeds of $2,652,702 net of broker/dealer commission and legal fees related to the offering in the amount of $303,998. We issued 7,391,750 shares of restricted common stock and 3,695,875 warrants in connection with this offering. Each purchaser represented his or her intention to acquire the securities for investment only and not with a view toward distribution. Each investor was given adequate information about us to make an informed investment decision. We did not engage in any general solicitation or advertising. We issued the stock certificates and affixed the appropriate legends to the restricted stock.

During the three months ended June 30, 2004, in connection with the extension of a consulting agreement, we issued 150,000 shares of restricted common stock, with warrants to purchase 350,000 shares of common stock, exercisable at $0.60 per share for a period of five years from the date of issuance, for services valued at approximately $70,500 (estimated to be fair value based on the trading price on the issuance date) and included in consulting and other compensation in the accompanying consolidated statements of operations. These shares and warrants were issued pursuant to Section 4(2) of the Securities Act. We did not engage in any general solicitation or advertising. We issued the stock certificates and affixed the appropriate legends to the restricted stock.

During the three months ended June 30, 2004, we issued 126,625 shares of restricted common stock to consultants for services rendered valued at approximately $62,000 (estimated to be fair value based on the trading price on the issuance date). These shares and warrants were issued pursuant to Section 4(2) of the Securities Act. We did not engage in any general solicitation or advertising. We issued the stock certificates and affixed the appropriate legends to the restricted stock.

During the three months ended June 30, 2004, we issued warrants to purchase 100,000 shares of the Company’s common stock, exercisable at $0.60 per share for a period of five years from the date of issuance, to a consultant. These warrants were issued pursuant to Section 4(2) of the Securities Act. We did not engage in any general solicitation or advertising.

During the three months ended March 31, 2004, we issued 1,050,000 shares of restricted common stock to consultants for services rendered valued at approximately $468,000 (estimated to be fair value based on the trading price on the issuance date). These shares were issued pursuant to Section 4(2) of the Securities Act. We did not engage in any general solicitation or advertising.

During the three months ended March 31, 2004, we issued 20,000 shares of restricted common stock in connection with notes payable issued to certain shareholders and certain third parties valued at approximately $9,500 (estimated to be fair value based on the trading price on the issuance date). These shares were issued pursuant to Section 4(2) of the Securities Act. We did not engage in any general solicitation or advertising.

During the one month transition period ended December 31, 2003, we issued 1,544,149 shares of restricted common stock to consultants for services rendered valued at approximately $664,000 (estimated to be fair value based on the trading price on the issuance date). These shares were issued pursuant to Section 4(2) of the Securities Act. We did not engage in any general solicitation or advertising. We issued the stock certificates and affixed the appropriate legends to the restricted stock.

On September 17, 2003, we completed an exempt offering of common stock at the price of $0.25 per share. Twenty-nine accredited investors and fifteen unaccredited investors purchased shares in this offering. We received total proceeds in the amount of $1,330,750 and issued 5,323,000 shares of our restricted common stock. This exempt offering was conducted pursuant to Rule 506 of Regulation D under the Securities Act. Each purchaser represented his or her intention to acquire the securities for investment only and not with a view toward distribution. Each investor was given adequate information about us to make an informed investment decision. We did not engage in any public solicitation or general advertising. No registration rights were granted to any of the purchasers. We issued the stock certificates and affixed the appropriate legends to the restricted stock. Subsequent to November 30, 2003, we issued 46,400 shares of restricted common stock to finders in connection with this exempt offering.

During the year ended November 30, 2003, we issued 4,013,600 shares of restricted common stock to various consultants estimated to be valued at $1,329,008 based on the market prices on the issuance dates. These shares were issued pursuant to an exemption available under Section 4(2) of the Securities Act. In connection with this issuance, there was no public solicitation or general advertising used.

During the year ended November 30, 2003, we issued 4,444,444 shares of restricted common stock to retire $2,000,000 of a note payable. These shares were issued pursuant to an exemption available under Section 4(2) of the Securities Act. In connection with this issuance, there was no public solicitation or general advertising used.

In November 2003, we agreed to issue 1,000,000 shares of restricted common stock in connection with the extension of certain consulting contracts. In accordance with this agreement, 600,000 shares were issued in November 2003 and the remaining 400,000 shares were issued in December 2003 and January 2004. The estimated fair value of the 1,000,000 shares was $320,000 based on the trading price on the issuance dates. These shares were issued pursuant to an exemption available under Section 4(2) of the Securities Act. In connection with this issuance, there was no public solicitation or general advertising used.

On September 5, 2003, we issued 1,273,600 shares to our officers and employees in settlement of accrued consulting and salary expense. These shares were issued pursuant to an exemption available under Section 4(2) of the Securities Act.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information about our compensation plans under which shares of common stock may be issued upon the exercise of options as of December 31, 2004. See notes 2 and 6 to the our consolidated financial statements included in Item 7: Financial Statements.

Equity Compensation Plans as of December 31, 2004
	A	B	C
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and right	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (A))
Equity compensation plans approved by security holders	55,000	$0.50	5,490,613
Equity compensation plans not approved by security holders	4,145,875	$0.60	-
Total	4,200,875	-	5,490,613

Purchases of Equity Securities

Subsequent to the reporting period on February 1, 2005, we entered into a Termination and Settlement Agreements with Mr. David Parker and Mr. A.J. LaSota. Mr. Parker and Mr. LaSota resigned from their positions as officers and directors. In accordance with the terms of these agreements, Mr. Parker and Mr. LaSota returned to the corporate treasury 5,400,000 and 429,353 shares of our common stock respectively. Also on February 1, 2005, we entered into a Settlement Agreement with Ron Folse, our former Executive Vice President. In accordance with the terms of this agreement, Mr. Folse returned to the corporate treasury 429,353 shares of our common stock.

Item 6: Management’s Discussion and Analysis

Forward-Looking Statements

Historical results and trends should not be taken as indicative of future operations. Management’s statements contained in this report that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934 (the “Exchange Act”), as amended. Actual results may differ materially from those included in the forward-looking statements. The Company intends such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of complying with those safe-harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,”

“prospects,” or similar expressions. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on the operations and future prospects of the Company on a consolidated basis include, but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, significant restructuring activities in calendar 2004 and thereafter, and generally accepted accounting principles. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Further information concerning the Company and its business, including additional factors that could materially affect the Company’s financial results, is included herein and in the Company’s other filings with the SEC.

We currently have four operating pharmacies. Our first pharmacy was opened on October 13, 2003 in Orange County, California in the city of Santa Ana. On June 10, 2004, we opened our second pharmacy location in Riverside, California. We opened our third pharmacy in Kirkland, Washington on August 11, 2004. Our fourth pharmacy was opened in Portland, Oregon on September 21, 2004.

We originally planned to establish nine operating pharmacies by December 31, 2004. We announced in our quarterly report for the three months ended September 30, 2004 that we were suspending the development of new pharmacies for a period of sixty to ninety days in order to evaluate and potentially improve the operations of our four existing pharmacies. It was the belief of our board of directors and executive management that all four stores were not operating at their full potential. This basis for this belief was primarily the reluctance of physicians to adopt our technology for electronically transmitting prescriptions and our failure to implement a successful marketing strategy to attract business. Since this announcement, management postponed activity related to the development of new locations. At the present time and following this period of evaluation, our management decided not to close any of our existing pharmacy locations. We are hopeful that we will resume the development of new pharmacies in the third or fourth quarter of 2005.

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

Management evaluated various alternatives available to us as it related to financing future inventory purchases in the early stages of our planned principal operations. Our management was successful in securing financing for inventory purposes on an interim basis. On or about December 21, 2004, we received a loan evidenced by a promissory note from Robert James, Inc., a company under the control of our current CEO Mr. Robert DelVecchio, for the purpose of purchasing inventory for our pharmacies. The promissory note was for a maximum of $150,000 and matured on the earlier of March 6, 2005 or the date that we were able to consummate an accounts receivable factoring arrangement for our working capital. The outstanding principal amount of this promissory note bears interest at three percent (3%) per month. In consideration for this promissory note, we agreed to pay the lender an administrative fee of $1,500 and a financing fee of $2,100. In addition to these fees, we agreed to pay the lender by the fifth day of every month from January 2005 until the principal amount is repaid an administrative fee of

$1,875 and a financing fee of $2,675. We paid the loan evidenced by the promissory note from Robert James, Inc. in full on February 21, 2005.

On February 23, 2005, we entered into an accounts receivable servicing agreement and line of credit agreement with Mosaic Financial Services, LLC. These agreements allow us to successfully secure financing for inventory purchases over an extended period of time. Under the terms of the line of credit agreement, we can draw a maximum of $500,000 to purchase inventory. Beginning July 1, 2005, the maximum amount of the available line of credit will be increased to $700,000. These agreements are for a term of one year and shall automatically renew for another one year period unless either party provides notice to the other of termination within 180 days prior to the end of the effective term.

Following our period of evaluation, management cited our previous marketing practice as an area for improvement. Our prior marketing strategy consisted exclusively of making sales calls in person at physicians’ offices to secure business. In 2005, management has now successfully implemented a new marketing strategy that dramatically expands our efforts to attract business. Our current marketing strategy is targeted to physicians, new customers, and existing customers. With respect to new customers, we are offering a $10.00 coupon to be applied toward the customers first prescription filled at any of our pharmacies and a $5.00 gift card at any Starbucks location. With respect to our current customers, we commenced a promotion through direct mailing. We are offering our current customers a $10.00 coupon to be applied toward the purchase of prescription drugs for any prescription that is transferred to one of our pharmacies. In addition, we will hold a monthly drawing at each pharmacy for those customers that transferred a prescription and the winner will receive a $150.00 gift card. We have also recently commenced a direct mailing campaign to physicians informing them of our pharmacy operations. In an attempt to build more name recognition, we have created brochures and posters that are available in physicians’ waiting rooms.

Our new marketing strategy set forth above has in a short time period produced a significant increase in business. Prior to our new marketing strategy and for the three month period ended December 31, 2004, our four pharmacies filled an average of 254 prescriptions per week. From the beginning of the current fiscal year through March 31, 2005, our four pharmacies filled an average of 346 prescriptions per week. This represents an increase in the average prescriptions filled per week at our four pharmacies of approximately 36%.

Additionally, our two pharmacy locations in California have experienced difficulty participating in California’s Medicaid program, known as Medi-Cal. Medicaid is a federal/state program that provides health coverage, including prescription drug coverage to the needy. Each state’s Medicaid program is different, and some states impose limitations on the pharmacies that may serve the Medicaid population. In order to participate in Medicaid programs, each pharmacy must enroll as a participating supplier. The application process required to enroll as a participating supplier in Medi-Cal is onerous. We submitted our application and have not received any response at the present time. Under California law, applicants are assigned a temporary contract number if no response is received for a six month period after an application has been submitted. The receipt of a temporary contract number allows applicant to bill for services rendered until such time that their application is denied or they are assigned a permanent contract number. During the application process and until such time that we are assigned a temporary contract number, our two pharmacies in California are unable to fill prescriptions for customers who obtain health coverage through Medi-Cal because our pharmacies are not sanctioned as a participating pharmacy. We anticipate that we will have a decision on our application some time prior to August 31, 2005 and/or receive a temporary contract number by June 30, 2005.

The Medicaid program is administered and all benefits are processed by CalOptima specifically in Orange County, California. All applications to participate in the Medicaid programs for pharmacies located in Orange County are processed by CalOptima. CalOptima placed a moratorium on additional pharmacies enrolling as a supplier of prescription drugs in Orange County approximately three years ago in 2002 and this moratorium remains in effect. As a result, our location in Santa Ana, California is unable to participate as a supplier of prescription drugs to potential customers who rely on health coverage through Medicaid.

Approval to participate as a supplier to Medi-Cal would increase the customer base at our California pharmacy locations; however, there can be no assurance that our pharmacies will be able to obtain the necessary approvals to participate in California’s Medicaid program. The failure to obtain the mandatory approval could have a material adverse financial impact on our financial results.

Our management is evaluating the possibility of acquiring a pharmacy that has a current billing relationship with Medi-Cal and Cal-Optima. Such an acquisition would enable our pharmacies to participate as a supplier of prescription drugs to patients receiving benefits through Medi-Cal and Cal-Optima. We have not entered into any formal discussions and can provide no assurance that we will be successful in acquiring a pharmacy with a current billing relationship with Medi-Cal and Cal-Optima.

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

Over the next twelve months management will continuously evaluate our business plan including assessing the technology we utilize. Our business plan calls for us to continually assess the technology we utilize and improve our efficiency. We must continuously evaluate and implement the most user-friendly technology. We retained two consultants for the purpose of assessing and improving the efficiency of our technology at an anticipated cost of approximately of $200,000 annually.

Management will also consider taking actions designed to mitigate any risks associated with our business plan.

Results of Operations for the Year Ended December 2004 and November 2003

On the cash basis of accounting, our total revenue reported for the year ended December 31, 2004 was $1,164,568, $1,038 for the year ended November 30, 2003, and $7,982 for the one month transition period ended December 31, 2003. As of November 30, 2003 and December 31, 2003, we had established our first pharmacy. During the year ended December 31, 2004, we established three additional pharmacies and had established a total of four pharmacies by the end of the fiscal year. For this reason, our revenue ability to generate revenue dramatically increased.

We are in the process of monitoring our revenues and are creating several criteria in developing a historical trend analysis based on actual claims paid in order to estimate potential contractual allowances on a monthly basis. Given that we are considered to be in the startup stage and lack sufficient operational history, we are unable to determine the fixed settlement of our revenue. Therefore, we are recognizing revenue on a cash basis until such time as management has developed the history and trends to estimate potential contractual adjustments. On an accrual basis, we would have recorded additional revenue of approximately $221,000 for the year ended December 31, 2004. As we undertake our plan of operations, we anticipate that our revenues will significantly increase.

The total cost of sales for the year ended December 31, 2004 was $1,411,163, $12,784 for the year ended November 30, 2003, and $26,267 for the one month transition period ended December 31, 2003. The cost of sales consists primarily of the pharmaceuticals. As of November 30, 2003 and December 31, 2003, we had established our first pharmacy. During the year ended December 31, 2004, we established three additional pharmacies and had established a total of four pharmacies by the end of the fiscal year. Purchasing and replenishing our inventory supply for an increased number of pharmacies over the prior fiscal year resulting in a significant increase in our total cost of sales.

We incurred total operating expenses of $8,197,168 for the year ended December 31, 2004, $1,402,262 for the year ended November 30, 2003, and $740,050 for the one month transition period ended December 31, 2003. Our operating expenses for the year ended December 31, 2004 consisted of salaries and related expenses of $1,401,017, consulting and other compensation of $2,253,848, selling, general and administrative expenses of $1,564,855, and $2,977,448 for the impairment of an intangible asset. Our operating expenses for the year ended November 30, 2003 consisted of salaries and related expenses of $314,650, consulting and other compensation of $805,455, and selling, general and administrative expenses of $282,157. For the one month transition period ended December 31, 2003, our operating expenses consisted of salaries and related expenses of $595,922, consulting and other compensation of $80,526, selling, general and administrative expenses of $63,602.

Our operating expenses incurred during the year ended December 31, 2004 were exclusively attributable to establishing our corporate infrastructure and establishing additional pharmacies. During the year ended December 31, 2004, we established three additional pharmacies and had established a total of four pharmacies by the end of the fiscal year. In the first quarter of 2004, we expensed $2,977,448 for the impairment of a license. For these reasons, our operating expenses dramatically increased in the year ended December 31, 2004 when compared to the prior year.

Our net loss for the year ended December 31, 2004 was $8,011,287 and the loss for the year ended November 30, 2003 was $1,458,995 with additional losses of $751,748 for the one month transition period ended December 31, 2003. We previously projected that each store would be cash flow positive by the ninth month of operation; however, none of our operating pharmacies currently is or ever has been cash flow positive. Increased net losses in 2004 as compared to the prior fiscal year is primarily attributable to the impairment of a license and significant expenditures related to establishing additional pharmacies in the absence of a successfully marketing strategy to generate revenue.

Our basic and diluted loss per common share for the year ended December 31, 2004 was $(0.18), $(0.06) for the year ended November 30, 2003, and $(0.02) for the one month transition period ended December 31, 2003.

Assets

As of December 31, 2004, we had total assets of $1,019,340. As of December 31, 2004, our current assets consisted of cash of $86,325, inventory of $158,009, and $34,812 in prepaid expenses and other assets. Property and equipment, net of accumulated depreciation was $740,194.

Inventory increased by $117,109, or 286%, from the transition period ended December 31, 2003 due to the increase in sales. In addition to replenishing depleted inventory, additional inventory may be required to meet the needs of an increasing number of physicians.

Property and equipment increased by $677,928, or 924%, from the transition period ended December 31, 2003. The increase in property and equipment is attributed to the build out of new pharmacies which required computer systems, furniture and fixtures, and leasehold improvements.

Liabilities and Stockholders Deficit

Our total liabilities as of December 31, 2004 were $2,264,157. Our liabilities consisted of current liabilities of $1,894,157 and long term portion of notes payable of $370,000. The notes payable consist of a note payable to our former chief executive officer in the amount of $370,000 respectively. The current portion of the notes payable to RTIN, recorded in the current liabilities section of the consolidated balance sheet, amounts to $1,013,465.

Accounts payable and accrued liabilities increased by $718,651 from December 31, 2003. This increase is primarily attributable to the new pharmacies opened and the build out of our corporate infrastructure.

Our operations were primarily funded through equity financings. Stockholders’ deficit was $1,938,225 as of December 31, 2004.

Liquidity and Capital Resources

As of December 31, 2004, we maintained $86,325 in cash which primarily resulted from funds raised in the private offering of common stock and receivables financing. This cash was used, among other things, to fund additional working capital needs, support the establishment of our corporate infrastructure, and to pay for additional purchases of inventory.

As of September 30, 2004, we maintained $150,000 in restricted cash. This restricted cash was set aside to be used exclusively to satisfy our obligations under leases that were personally guaranteed by an officer of our Company in the event that we are unable to pay rent at these locations from our daily operating account. We no longer maintain any restricted cash because we terminated the leases which were personally guaranteed by an officer of our Company.

During the fiscal year ended December 31, 2004, net cash used in operating activities was $3,432,266, net cash used in investing activity was $719,872, and net cash provide by financing activities was $3,528,021.

During the fourth quarter of fiscal 2004, our management anticipated that the current cash on hand was sufficient for us to operate our four existing pharmacies at the current level until December 31, 2004. Following a period of evaluation and restructuring, our management has taken aggressive steps to reduce our operating costs. During the last ninety days, we closed our regional office located in Ft. Worth, Texas. In January 2005, we relocated our corporate headquarters to a new location. We reduced our staff from nineteen full time employees in December 2004 to fourteen at the present time. We also reduced expenses by suspending the development of new pharmacies and terminating certain leases. The cost reducing actions set forth above are estimated to reduce our operating expenses on an annual basis by approximately $1,024,000. The breakdown of these projected cost reductions is as follows:

Costs Reducing Action	Annualized Savings
Closure of the Ft. Worth Regional Office	$ 139,295
Relocation of corporate headquarters	85,200
Reduction in full time employees	567,508
Reduced expense by suspending development of new pharmacies	232,016
Total Cost Savings on an Annualized Basis	1,024,019

Our operations since December 31, 2004 have been primarily funded through debt financings. In addition to the agreements entered into for the purpose of financing inventory purchases, we have entered into several loan and security agreements to fund our operations. The following table summarizes those other loan and security agreements we have entered into since December 31, 2004:

Lender	Execution Date	Amount	Annual Interest Rate	Maturity Date
TAPG LLC	1/27/05	$270,000	3%	1/14/06
VVPH	2/4/05	$50,000	3%	5/8/05 *
Steven Rosner	2/10/05	$50,000	3%	5/8/05 *
Steven Rosner	2/16/05	$90,000	3%	5/8/05 *
Weil Consulting Corp.	3/11/05	$50,000	7.5%	5/11/05

* The maturity dates on the promissory notes entered into with VVPH and Steven Rosner are the earlier of May 8, 2005 or such date that we consummate an accounts receivable factoring arrangement. On February 21, 2005, we consummated an accounts receivable factoring arrangement with Mosaic Financial services, LLC. As a result, the loans from VVPH and Steven Rosner have matured. We are currently negotiating the conversion of this debt into equity with VVPH and Steven Rosner.

The underlying drivers that resulted in material changes and the specific inflows and outflows of cash in calendar 2004 are as follows:

a.
Expenses such as salaries, rents, legal fees, selling and administrative costs were necessary to fund our on-going business and pursue expanding doctor enrollments to increase revenue. Legal and administrative expenses resulted from expenditures to establish the business and to maintain compliance with government reporting requirements. Selling and administrative expenses have been reduced via work force reductions and expenditures associated with establishing the enterprise are non-recurring.

b.	A significant breach by a licensor severely impaired our ability to operate under the original license agreement, which resulted in a material impairment of an intangible asset.

c.	Our inventory level increased with the addition of two pharmacies. We continually track inventory usage and adjust inventory levels to market requirements.

d.	Increases in accounts payable are the result of expenses and fees associated with establishing existing business and two new pharmacies in the Northwest.

e.
We obtained the necessary funding from the issuance of common stock. Our management believes that additional issuance of stock and/or debt financing will be required to provide us with working capital and a positive cash flow in 2005.

We intend to fund operations through increased sales and debt and/or equity financing arrangements, which may be insufficient to fund our capital expenditures, working capital, or other cash requirements for the year ending December 31, 2005. We have commenced a private equity offering in an attempt to secure funding for our operations. There can be no assurance that we will be successful in raising additional funding. If we are not able to secure additional funding, the implementation of our business plan will be impaired. There can be no assurance that such additional financing will be available to us on acceptable terms or at all.

Off Balance Sheet Arrangements

As of December 31, 2004, there were no off balance sheet arrangements. Please refer to the Commitment and Contingency footnote to the Company’s consolidated financial statements included elsewhere herein.

Going Concern

The accompanying consolidated financial statements have been prepared assuming we will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As of December 31, 2004, we had an accumulated deficit of approximately $10.5 million, largely due the expansion of the pharmacies and the establishment of a regional corporate office in Fort Worth, Texas, which is now closed.

We intend to fund operations for the year ending December 31, 2005 through increased sales and debt and/or equity financing arrangements. Thereafter, we may be required to seek additional funds to finance long-term operations. The successful outcome of future financing activities cannot be determined at this time and there is no assurance that if achieved, we will have sufficient funds to execute our intended business plan or generate positive operating results.

These factors, among others, raise substantial doubt about our ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments related to recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should we be unable to continue as a going concern.

In response to these problems, management in coordination with our board of directors has taken the following actions:

•	We suspended the development of new pharmacies for a period in order to evaluate the potential in existing pharmacies and, where needed, restructure current operations.
•	We are aggressively signing up new physicians.
•	We implemented a new marketing strategy to attract business.

We are seeking investment capital through the public markets.

Inflation

Since the opening of our first pharmacy in October 2003, management believes that inflation has not had a material effect on our results of operations.

Critical Accounting Policies

In December 2001, the SEC requested that all registrants list their three to five most “critical accounting polices” in the Management Discussion and Analysis. The SEC indicated that a “critical accounting policy” is one which is both important to the portrayal of the Company’s financial condition and results, and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. We believe that the following accounting policies fit this definition:

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or estimated market, and consist primarily of pharmaceutical drugs. Market is determined by comparison with recent sales or net realizable value. Net realizable value is based on management’s forecasts for sales of the Company’s products or services in the ensuing years and/or consideration and analysis of changes in customer base, product mix, payor mix, third party insurance reimbursement levels or other issues that may impact the estimated net realizable value. Management regularly reviews inventory quantities on hand and records a reserve for shrinkage and slow-moving, damaged and expired inventory, which is measured as the difference between the inventory cost and the estimated market value based on management’s assumptions about market conditions and future demand for the Company’s products. Such reserve was insignificant to the accompanying consolidated financial statements. Should the demand for the Company’s products prove to be significantly less than anticipated, the ultimate net realizable value of the Company’s inventories could be substantially less than reflected in the accompanying consolidated balance sheet.

Inventories are comprised of brand and generic pharmaceutical drugs. Brand drugs are purchased primarily from one wholesale vendor and generic drugs are purchased primarily from another wholesale vendor. Our pharmacies maintain a wide variety of different drug classes, known as Schedule II, Schedule III, and Schedule IV drugs, which vary in degrees of addictiveness. Schedule II drugs, considered narcotics by the DEA are the most addictive; hence, they are highly regulated by the DEA and are required to be segregated and secured in a separate cabinet. Schedule III and Schedule IV drugs are less addictive and are not regulated. Because our business model focuses on servicing pain management doctors and chronic pain patients, we carry in inventory a larger amount of Schedule II drugs than most other pharmacies. The cost of acquisition for Schedule II drugs is higher than Schedule III and IV drugs.

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

Our long-lived assets consist of computers, software, office furniture and equipment, and leasehold improvements on pharmacy build-outs which are depreciated with useful lives varying from 3 to 10 years. Leasehold improvements are depreciated over the shorter of the useful life or the remaining lease term, typically 5 years. We assess the impairment of these long-lived assets at least annually and make adjustment accordingly.

Intangible Assets

Statement of Financial Accounting standard (“SFAS”) No. 142, "Goodwill and Other Intangible Assets", which is effective for fiscal years beginning after December 15, 2001, addresses how intangible assets that are acquired individually or with a group of other assets should be accounted for upon their acquisition and after they have been initially recognized in the financial statements. SFAS No. 142 requires that goodwill and identifiable intangible assets that have indefinite lives not be amortized but rather be tested at least annually for impairment, and intangible assets that have finite useful lives be amortized over their estimated useful lives.

SFAS No. 142 provides specific guidance for testing goodwill and intangible assets that will not be amortized for impairment. In addition, SFAS No. 142 expands the disclosure requirements about intangible assets in the years subsequent to their acquisition. Impairment losses for goodwill and indefinite-life intangible assets that arise due to the initial application of SFAS No. 142 are to be reported as a change in accounting principle.

In March 2004, management determined that the aforementioned license was 100% impaired.

Revenue Recognition

We recognize revenue on a cash basis when we receive payments from third-party insurance carriers or government agencies. The prices that we are paid for prescription drugs are agreed upon upfront; however, insurance carriers and/or governmental agencies can adjust the contractual price. As a result, we do not have a fixed price at the time of sale. We are monitoring the historical trend of these contractual adjustments to develop a reasonable and conservative allowance for these adjustments. We anticipate that we will switch to the accrual basis of revenue recognition in 2005.

Recently Issued Accounting Pronouncements

In January 2003, the FASB issued Interpretation ("FIN") No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB 51." The primary objectives of FIN No. 46 are to provide guidance on the identification of entities for which control is achieved through means other than voting rights (variable interest entities, or "VIEs"), and how to determine when and which business enterprise should consolidate the VIE. This new model for consolidation applies to an entity for which either (1) the equity investors do not have a controlling financial interest; or (2) the equity investment at risk is insufficient to finance that entity's activities without receiving additional subordinated financial support from other parties. In addition, FIN No. 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures. As amended in December 2003, the effective dates of FIN No. 46 for public entities that are small business issuers, as defined ("SBIs"), are as follows: (a) For interests in special-purpose entities: periods ended after December 15, 2003; and (b) For all other VIEs: periods ended after December 15, 2004. The December 2003 amendment of FIN No. 46 also includes transition provisions that govern how an SBI which previously adopted the pronouncement (as it was originally issued) must account for consolidated VIEs. Management has concluded that the Company does not have a significant variable interest in any VIEs.

In April 2003, the FASB issued SFAS No. 149, "Amendments of Statement 133 on Derivative Instruments and Hedging Activities," which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133. This pronouncement is effective for contracts entered into or modified after June 30, 2003 (with certain exceptions), and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 did not have a material impact on the Company's consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 establishes standards for how a company classifies and measures certain financial instruments with characteristics of both liabilities and equity, and is effective for public companies as follows: (i) in November 2003, the FASB issued FASB Staff Position (“FSP”) FAS 150-03 (“FSP 150-3”), which defers indefinitely (a) the measurement and classification guidance of SFAS No. 150 for all mandatorily redeemable non-controlling interests in (and issued by) limited-life consolidated subsidiaries, and (b) SFAS No. 150’s measurement guidance for other types of mandatorily redeemable non-controlling interests, provided they were created before November 5, 2003; (ii) for financial instruments entered into or modified after May 31, 2003 that are outside the scope of FSP 150-3; and (iii) otherwise, at the beginning of the first interim period beginning after June 15, 2003. The Company adopted SFAS No. 150 on the aforementioned effective dates. The adoption of this pronouncement did not have a material impact on the Company’s results of operations or financial condition.

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs - an Amendment of ARB No. 43, Chapter 4," which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. In Chapter 4 of ARB 43, paragraph five previously stated that "...under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and re-handling costs may be so abnormal as to require treatment as current period charges...." SFAS No. 151 requires that such items be recognized as current-period charges, regardless of whether they meet the criterion of “so abnormal” (an undefined term). This pronouncement also requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred in years beginning after June 15, 2005.

In December 2004, the FASB issued SFAS No. 123-R, "Share-Based Payment," which requires that the compensation cost relating to share-based payment transactions (including the cost of all employee stock options) be recognized in the financial statements. That cost will be measured based on the estimated fair value of the equity or liability instruments issued. SFAS No. 123-R covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SFAS No.123-R replaces SFAS No. 123, and supersedes APB Opinion No. 25. Small Business Issuers are required to apply SFAS No. 123-R in the first interim reporting period that begins after December 15, 2005. Thus, the Company's consolidated financial statements will reflect an expense for (a) all share-based compensation arrangements granted after December 31, 2005 and for any such arrangements that are modified, cancelled, or repurchased after that date, and (b) the portion of previous share-based awards for which the requisite service has not been rendered as of that date, based on the grant-date estimated fair value.

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets, an Amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions." The amendments made by SFAS No. 153 are based on the principle that exchanges of nonmonetary assets should be measured using the estimated fair value of the assets exchanged. SFAS No. 153 eliminates the narrow exception for nonmonetary exchanges of similar productive assets, and replaces it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has "commercial substance" if the future cash flows of the entity are expected to change significantly as a result of the transaction. This pronouncement is effective for nonmonetary exchanges in fiscal periods beginning after June 15, 2005.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants, and the Securities and Exchange Commission (the “SEC”) did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

Item 7: Financial Statements

Index to Consolidated Financial Statements:

Audited Financial Statements:

                F-1  Report of Independent Registered Public Accounting Firm

F-2  Consolidated Balance Sheet as of December 31, 2004

F-3  Consolidated Statements of Operations - Years Ended December 31, 2004 and November 30, 2003 and the one month transition period ended    December 31, 2003

F-4  Consolidated Statements of Stockholders’ Equity (Deficit) and Comprehensive Loss for the Years Ended December 31, 2004 and November 30, 2003 and the one month transition period ended December 31, 2003

F-5  Consolidated Statements of Cash Flows for the Years Ended December 31, 2004 and November 30, 2003 and the one month transition period ended December 31, 2003

                                                F-6       Notes to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC
ACCOUNTING FIRM

To the Board of Directors and Stockholders
eRXSYS, Inc. (Formerly Known As Surforama.com, Inc.) And Subsidiaries

We have audited the accompanying consolidated balance sheet of eRXSYS, Inc. and Subsidiaries (collectively the “Company”), as of December 31, 2004, and the related consolidated statements of operations, stockholders’ equity (deficit) and comprehensive loss and cash flows for the years ended December 31, 2004 and November 30, 2003 and for the one-month transition period ended December 31, 2003. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of eRXSYS, Inc. and Subsidiary as of December 31, 2004, and the results of their operations and their cash flows for years ended December 31, 2004 and November 30, 2003 and for the one-month transition period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company had negative cash flow from operations of approximately $3.4 million in 2004, an accumulated deficit of approximately $10.5 million at December 31, 2004 and recurring losses from operations. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 1. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/    SQUAR, MILNER, REEHL & WILLIAMSON, LLP

April 8, 2005
Newport Beach, California

eRXSYS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
DECEMBER 31, 2004

ASSETS
Current Assets
Cash	$86,325
Inventories	158,009
Prepaid expenses and other assets	34,812
Related party receivable	279,146
279,146

Property and Equipment, net	740,194
$1,019,340

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued liabilities	$830,692

Notes payable to related party and stockholders	1,063,465
1,894,157

Notes Payable to Related Party and Stockholder, net of current portion	370,000
2,264,157

Minority Interest	693,408

Commitments and contingencies

Stockholders' Deficit
Preferred shares; par value $0.001 per share;
authorized 5,000,000 shares; no preferred shares issued
and outstanding	-

Common shares; par value $0.001 per share;
authorized 70,000,000 shares; 44,977,899 common shares issued and
outstanding	44,978

Additional paid-in capital, net	8,778,024

Deferred compensation	(217,200)

Accumulated deficit	(10,544,027)

Stockholders' deficit	(1,938,225)

$1,019,340

The accompanying notes are an integral part of the consolidated Financial Statements.

eRXSYS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2004, NOVEMBER 30, 2003 AND THE ONE MONTH TRANSITION PERIOD ENDED DECEMBER 31, 2003

			ONE MONTH
			TRANSISTION
	YEARS ENDED		PERIOD ENDED
	DECEMBER 31, 2004	NOVEMBER 30, 2003	DECEMBER 31, 2003

GROSS SALES	$1,164,568	$1,038	$7,982

COST OF SALES	(1,411,163)	(12,784)	(26,267)

GROSS LOSS	(246,595)	(11,746)	(18,285)

OPERATING EXPENSES
Salaries and related	1,401,017	314,650	595,922
Consulting and other compensation	2,253,848	805,455	80,526
Selling, general and administrative	1,564,855	282,157	63,602
Impairment of intangible asset	2,977,448	-	-
	8,197,168	1,402,262	740,050
	(8,443,763)	(1,414,008)	(758,335)
OTHER (EXPENSE) INCOME
Interest expense	(92,468)	(38,346)	(4,605)
Interest income	-	1,073	1,991
Other expense	(12,289)	(52,201)	(17,884)
	(104,757)	(89,474)	(20,498)

LOSS BEFORE MINORITY INTEREST	(8,548,520)	(1,503,482)	(778,833)
MINORITY INTEREST	537,233	44,487	27,085

NET LOSS	$(8,011,287)	$(1,458,995)	$(751,748)

Basic and diluted loss per common share	$(0.19)	$(0.06)	$(0.02)

Basic and diluted weighted average number of common
shares outstanding	41,112,800	24,115,700	35,875,700

The accompanying notes are an integral part of the consolidated Financial Statements.

eRXSYS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) AND COMPREHENSIVE LOSS
FOR THE YEARS ENDED DECEMBER 31, 2004, NOVEMBER 30, 2003 AND THE ONE MONTH TRANSITION PERIOD ENDED DECEMBER 31, 2003

								Total
	Common Stock		Additional	Cumulative	Comprehensive			Stockholders'
			Paid In	Translation	Income	Deferred	(Accumulated)	(Deficit)
	Shares	Amount	Capital	Adjustment	(Loss)	Compensation	Deficit)	Equity

Balance, November 30, 2002	19,828,899	$19,829	$168,560	$(2,508)	$-	$-	$(321,997)	$(136,116)

Issuance of common stock in connection with a private placement	5,323,000	5,323	1,325,427	-	-	-	-	1,330,750

Issuance of common stock for services rendered	4,613,600	4,614	1,516,394	-	-	(972,000)	-	549,008

Issuance of common stock in connection with the conversion of debt	4,444,444	4,444	1,388,889	-	-	-	-	1,393,333

Issuance of common stock in connection with the conversion of related party note payable	220,429	221	133,387	-	-	-	-	133,608

Amortization of deferred consulting fees	-	-	-	-	-	120,000	-	120,000

Net loss	-	-	-	-	-	-	(1,458,995)	(1,458,995)

Comprehensive Loss	-	-	-	-	2,508	-	-	2,508

Balance, November 30, 2003	34,430,372	34,431	4,532,657	(2,508)	2,508	(852,000)	(1,780,992)	1,934,096

Issuance of common stock for services rendered	1,544,149	1,544	662,440	-	-	-	-	663,984

Amortization of deferred consulting fees	-	-	-	-	-	59,600	-	59,600

Net loss	-	-	-	-	-	-	(751,748)	(751,748)

Comprehensive Loss	-	-	-	-	-	-	-	-

Balance, December 31, 2003	35,974,521	35,975	5,195,097	(2,508)	2,508	(792,400)	(2,532,740)	1,905,932

Issuance of common stock in connection with a private placement	7,391,750	7,392	2,642,760	-	-	-	-	2,650,152

Issuance of common stock for services rendered	1,611,628	1,611	706,167	-	-	-	-	707,778

Fair maket value of warrants issued to consultants	-	-	234,000	-	-	-	-	234,000

Amortization of deferred consulting fees	-	-	-	-	-	575,200	-	575,200

Net loss	-	-	-	-	-	-	(8,011,287)	(8,011,287)

Comprehensive Loss

Balance, December 31, 2004	44,977,899	44,978	8,778,024	(2,508)	2,508	(217,200)	(10,544,027)	(1,938,225)

The accompanying notes are an integral part of the consolidated Financial Statements.

eRXSYS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2004, NOVEMBER 30, 2003 AND THE ONE MONTH TRANSITION PERIOD ENDED DECEMBER 31, 2003

			ONE MONTH
			TRANSITION
	YEAR ENDED	YEAR ENDED	PERIOD ENDED
	DECEMBER 31, 2004	NOVEMBER 30, 2003	DECEMBER 31, 2003

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(8,011,287)	$(1,458,995)	$(751,748)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization of property and equipment	50,448	4,022	328
Amortization of deferred consulting fee	575,200	120,000	59,600
Impairment of intangible asset	2,977,448	-	-
Minority interest in net loss of Joint Venture	(537,233)	(44,487)	(27,085)
Issuance of common stock for services	932,401	549,008	663,984
Changes in operating assets and liabilities:
Related party receivable	-	(10,646)	10,646
Restricted cash	-	-	-
Inventories	(119,961)	(40,900)	2,852
Prepaid expenses and other current assets	(3,136)	(24,225)	(966)
Other assets	-	(6,792)	307
Accounts payable and accrued liabilities	718,651	273,459	(160,251)
Related party payable	(14,797)	14,797	-

Net cash used in operating activities	(3,432,266)	(624,759)	(202,333)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(719,872)	(76,288)	-
Purchase of market license	-	(37,000)	-

Net cash used in investing activities	(719,872)	(113,288)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal repayments on notes payable	(15,000)
Principal repayments on notes payable to related party and shareholder	(130,131)	(125,596)	(20,395)
Proceeds from the issuance of notes payable	50,000	-	-
Proceeds from the issuance of notes payable to related party and shareholder	109,409	15,000	-
Issuance of common stock for cash	2,650,030	1,330,750	-
Issuance of common stock in connection with issuance of notes payable	9,500	-	-
Minority interest	854,213	448,000	-

Net cash provided by (used for) financing activities	3,528,021	1,668,154	(20,395)

Foreign currency translation	-	2,508	-

Net increase (decrease) in cash	(624,117)	932,615	(222,728)

Cash at beginning of period	710,442	555	933,170

Cash at end of period	$86,325	$933,170	$710,442

Supplemental disclosure of cash flow information-
Cash paid during the year for:

Interest	$92,468	$38,346	$4,605

Income taxes	$4,912	$-	$-

The accompanying notes are an integral part of the consolidated Financial Statements.

eRXSYS, INC. AND SUBSIDIARIES
(Formerly Known As Surforama.com, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2004, November 30, 2003, and the One Month
Transition Period Ended December 31, 2003

1. ORGANIZATION AND BASIS OF PRESENTATION

eRXSYS, Inc. was organized as a Nevada corporation on October 22, 1999 under the name Surforama.com, Inc. From October 1999 to August 2002, Surforama was in the business of developing and marketing on-line advertising for service providers, corporations and individuals. After this time, Surforama reorganized its operations and became engaged in the business of operating pharmacies that specialize in the dispensing of highly regulated pain medication by utilizing technology that allows physicians to transmit prescriptions from a wireless hand-held device or desktop computer directly to our dedicated pharmacies, thus eliminating or reducing the need for paper prescriptions. Because the focus is on physicians whose practice necessitates that they frequently prescribe medication to manage their patients’ chronic pain, non-prescription drugs, or health and beauty related products such as walking canes, bandages and shampoo are not typically kept in inventory. Revenues are derived exclusively from the sale of prescription drugs.

The majority of the business is derived from physicians who transmit prescriptions directly to our store electronically. “Walk-in” prescriptions from other physicians are limited.

In April 2003, Surforama entered into a joint venture with TPG Partners, L.L.C. (“TPG”) to form Safescript Pharmacies of California, L.L.C. (“Joint Venture”). This Joint Venture was formed to establish and operate pharmacies. Surforama owns 51% of the Joint Venture with TPG owning the remaining 49%. In June 2003, the Joint Venture formed a wholly owned subsidiary, Safescript of California, Inc. (“Safescript”), to own and operate the pharmacies. Effective September 8, 2004, Safescript filed amended articles of incorporation and changed its name to Assured Pharmacies, Inc. (“API”).

In October 2003, Surforama changed its name to eRXSYS, Inc. (“eRXSYS”).

In February 2004, eRXSYS entered into an agreement with TAPG, L.L.C. ("TAPG"), a Louisiana limited liability company, and formed Safescript Northwest, Inc. ("Safescript Northwest"), a Louisiana corporation. Effective August 19, 2004, Safescript Northwest filed amended articles of incorporation and changed its name to Assured Pharmacies Northwest, Inc. ("APN"). eRXSYS owns 75% of APN, while TAPG owns the remaining 25%. In accordance with our shareholders agreement, TAPG will provide start-up costs in the amount of $335,000 per pharmacy location established up to five pharmacies, and eRXSYS will contribute technology, consulting services, and marketing expertise.

eRXSYS, INC. AND SUBSIDIARIES
(Formerly Known As Surforama.com, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2004, November 30, 2003, and the One Month
Transition Period Ended December 31, 2003

1. ORGANIZATION AND BASIS OF PRESENTATION (continued)

Organization and Nature of Operations (continued)

eRXSYS, Inc., API, Joint Venture, and APN are hereinafter collectively referred to as the “Company”

Going Concern Considerations

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business. As of December 31, 2004, the Company had an accumulated deficit of approximately $10.6 million, recurring losses from operations and negative cash flow from operating activities of approximately $3.4 million for the year then ended.

The Company intends to fund operations through increased sales and debt and/or equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital or other cash requirements for the year ending December 31, 2005. The Company will be required to seek additional funds to finance its immediate and long-term operations. The successful outcome of future financing activities cannot be determined at this time and there is no assurance that, if achieved, the Company will have sufficient funds to execute its intended business plan or generate positive operating results.

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

In response to these problems, management has taken the following actions:

•
The Company suspended the development of new pharmacies as part of the restructuring activities that took place in the fourth calendar quarter of 2004 and the first quarter of 2005 (See Note 7 for more information)

•	The Company is aggressively signing up new physicians.
•	The Company is seeking investment capital through the public markets.
•	The Company implemented a new marketing strategy to attract business.

eRXSYS, INC. AND SUBSIDIARIES
(Formerly Known As Surforama.com, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2004, November 30, 2003, and the One Month
Transition Period Ended December 31, 2003

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The summary of significant accounting policies presented below is designed to assist in understanding the Company's consolidated financial statements. Such consolidated financial statements and accompanying notes are the representations of the Company’s management, who is responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America (“GAAP") in all material respects, and have been consistently applied in preparing the accompanying consolidated financial statements.

Principles of Consolidation

The consolidated financial statements include the accounts of eRXSYS, Inc., its wholly owned subsidiary, Safescript, and its 51% owned Joint Venture. The Company has the ability to exercise control over the Joint Venture; as such, the Company has consolidated the Joint Venture into its consolidated financial statements. All significant inter-company accounts and transactions have been eliminated in consolidation.

Transition Period Reporting

On February 2, 2004, the Company reported its decision to change its fiscal year end from November 30 to December 31. This action created a "transition period" (as defined), which is the one month period ended December 31, 2003. Under the SEC’s reporting rules, a registrant is not required to file a separate transition report for transition periods that do not exceed one month. Rule 13a-10 of the Securities and Exchange Act of 1934 (as amended) requires registrants that have a transition period of one month or less to include audited financial statements for that transition period in the first audited financial statements filed thereafter. Accordingly, the Company’s December 31, 2003 audited consolidated balance sheet and its consolidated statements of operations and cash flows for the one month transition period then ended are included in accompanying financial statements.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant estimates made by management include current and deferred income taxes, the deferred tax asset valuation allowance, and realization of inventories and long-lived assets. Actual results could materially differ from these estimates.

eRXSYS, INC. AND SUBSIDIARIES
(Formerly Known As Surforama.com, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2004, November 30, 2003, and the One Month
Transition Period Ended December 31, 2003

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Risks and Uncertainties

The Company operates in a highly competitive industry that is subject to intense competition. The Company has a limited operating history since it has just finished its first year of operations and has not yet generated significant revenue. As a new operating entity, the Company faces risks and uncertainties relating to its ability to successfully implement its business strategy. Among other things, these risks include the ability to develop and sustain revenue growth; managing expanding operations; competition; attracting, retaining and motivating qualified personnel; maintaining and developing new strategic relationships; and the ability to anticipate and adapt to the changing markets and any changes in government regulations.

Therefore, the Company may be subject to the risks of delays in obtaining or failing to obtain regulatory clearance and other uncertainties, including financial, operational, technological, regulatory and other risks associated with an emerging business, including the potential risk of business failure.

The Company’s leased pharmacies are subject to licensing and regulation by the health, sanitation, safety, building and fire agencies in the state or municipality where located. Difficulties or failures in obtaining or maintaining the required licensing or approvals could prevent the continued operation of such pharmacies. Management believes that the Company is operating in compliance with all applicable laws and regulations.

The Company purchased 95% of its inventory of prescription drugs from one wholesale vendor during the year ended December 31, 2004. Management believes that the wholesale pharmaceutical and non-pharmaceutical distribution industry is highly competitive because of the consolidation of the pharmacy industry and the practice of certain large pharmacy chains to purchase directly from product manufacturers. Although management believes we could obtain the majority of our inventory through other distributors at competitive prices and upon competitive payment terms if our relationship with our primary wholesale drug vendor was terminated, there can be no assurance that the termination of such a relationship would not adversely affect us.

The Company’s pharmacies sell highly regulated and high-risk drugs that are prescribed by physicians. The Company’s business may be directly affected by the number of physicians that transmit to the pharmacies.

eRXSYS, INC. AND SUBSIDIARIES
(Formerly Known As Surforama.com, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2004, November 30, 2003, and the One Month
Transition Period Ended December 31, 2003

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Risks and Uncertainties (continued)

Governmental Regulations

The pharmacy business is subject to extensive and often changing federal, state and local regulations, and our pharmacies are required to be licensed in the states in which they are located or do business. While management continuously monitors the effects of regulatory activity on the Company’s operations and we currently have a pharmacy license for each pharmacy the Company operates, the failure to obtain or renew any regulatory approvals or licenses could adversely affect the continued operations of the Company’s business.

The Company is also subject to federal and state laws that prohibit certain types of direct and indirect payments between healthcare providers. These laws, commonly known as the fraud and abuse laws, prohibit payments intended to induce or encourage the referral of patients to, or the recommendation of, a particular provider of products and/or services. Violation of these laws can result in a loss of licensure, civil and criminal penalties and exclusion from various federal and state healthcare programs. The Company expends considerable resources in connection with compliance efforts. Management believes that the Company is in compliance with federal and state regulations applicable to its business.

The Company is also impacted by the Health Insurance Portability and Accountability Act of 1996 ("HIPAA"), which mandates, among other things, the adoption of standards to enhance the efficiency and simplify the administration of the healthcare system. HIPAA requires the Department of Health and Human Services to adopt standards for electronic transactions and code sets for basic healthcare transactions such as payment and remittance advice ("transaction standards"); privacy of individually identifiable healthcare information ("privacy standards"); security and electronic signatures ("security standards"), as wells as unique identifiers for providers, employers, health plans and individuals; and enforcement. The Company is required to comply with these standards and is subject to significant civil and criminal penalties for failure to do so. Management believes the Company is in compliance with these standards. There can be no assurance, however, that future changes will not occur which the Company may not be, or may have to incur significant costs to be, in compliance with new standards or regulations. Management anticipates that federal and state governments will continue to review and assess alternate healthcare delivery systems, payment methodologies and operational requirements for pharmacies. Given the continuous debate regarding the cost of healthcare services, management cannot predict with any degree of certainty what additional healthcare initiatives, if any, will be implemented or the effect any future legislation or regulation will have on the Company.

eRXSYS, INC. AND SUBSIDIARIES
(Formerly Known As Surforama.com, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2004, November 30, 2003, and the One Month
Transition Period Ended December 31, 2003

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less, when purchased, to be cash equivalents.

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or estimated market, and consist primarily of pharmaceutical drugs. Market is determined by comparison with recent sales or net realizable value. Net realizable value is based on management’s forecasts for sales of the Company’s products or services in the ensuing years and/or consideration and analysis of changes in customer base, product mix, payor mix, third party insurance reimbursement levels or other issues that may impact the estimated net realizable value. Management regularly reviews inventory quantities on hand and records a reserve for shrinkage and slow-moving, damaged and expired inventory, which is measured as the difference between the inventory cost and the estimated market value based on management’s assumptions about market conditions and future demand for the Company’s products. Such reserve was insignificant to the accompanying consolidated financial statements. Should the demand for the Company’s products prove to be significantly less than anticipated, the ultimate net realizable value of the Company’s inventories could be substantially less than reflected in the accompanying consolidated balance sheet.

Property and Equipment

Property and equipment are stated at cost, and are being depreciated using the straight-line method over the estimated useful lives of the related assets, which generally range between three and five years. Leasehold improvements are amortized on a straight-line basis over the shorter of the estimated useful lives of the assets or the remaining lease terms. Maintenance and repairs are charged to expense as incurred. Significant renewals and betterments are capitalized. At the time of retirement, other disposition of property and equipment or termination of a lease, the cost and accumulated depreciation or amortization are removed from the accounts and any resulting gain or loss is reflected in results of operations.

eRXSYS, INC. AND SUBSIDIARIES
(Formerly Known As Surforama.com, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2004, November 30, 2003, and the One Month
Transition Period Ended December 31, 2003

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Goodwill and Intangible Assets

Statement of Financial Accounting standard (“SFAS”) No. 142, "Goodwill and Other Intangible Assets", which is effective for fiscal years beginning after December 15, 2001, addresses how intangible assets that are acquired individually or with a group of other assets should be accounted for upon their acquisition and after they have been initially recognized in the financial statements. SFAS No. 142 requires that goodwill and identifiable intangible assets that have indefinite lives not be amortized but rather be tested at least annually for impairment, and intangible assets that have finite useful lives be amortized over their estimated useful lives.

SFAS No. 142 provides specific guidance for testing goodwill and intangible assets that will not be amortized for impairment. In addition, SFAS No. 142 expands the disclosure requirements about intangible assets in the years subsequent to their acquisition. Impairment losses for goodwill and indefinite-life intangible assets that arise due to the initial application of SFAS No. 142 are to be reported as a change in accounting principle.

For additional information, see the discussion in “Long-Lived Assets” immediately below.

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

In March 2004, management determined that the license underlying the license agreement entered into with Safescript Pharmacies, Inc. was 100% impaired (See Note 4).

eRXSYS, INC. AND SUBSIDIARIES
(Formerly Known As Surforama.com, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2004, November 30, 2003, and the One Month
Transition Period Ended December 31, 2003

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Emerging Issues Task Force ("EITF") No. 98-3, "Determining Whether a Nonmonetary Transaction Involves Receipt of a Productive Asset or of a Business," defines the elements necessary to evaluate whether a business has been received in a nonmonetary exchange transaction. EITF 98-3 defines a business as a self-sustaining integrated set of activities and assets conducted and managed for the purpose of providing a return to investors. A business consists of (a) inputs, (b) processing applied to those inputs, and (c) resulting outputs that are used to generate revenues. Pursuant to EITF 98-3, since the acquisition of certain assets (See Note 4) did not have all the required elements to be considered the purchase of a business, the Company recorded the transaction as an asset purchase.

Revenue Recognition

The Company generates revenue from prescription drug sales which primarily are reimbursed by healthcare insurance carriers and government agencies. The Company’s ultimate expected revenue may be adjusted for contractual allowances by such third parties and are adjusted to actual as cash is received and charges are settled. The Company is monitoring its revenues from these sources and is creating several criteria in developing a historical trend analysis based on actual claims paid in order to estimate these potential contractual allowances on a monthly basis. As the Company is considered to be in the startup stage and lacks sufficient operational history, management is unable to determine the fixed settlement of such revenue. Therefore, the Company is recognizing revenue on a cash basis until such time as management has developed the history and trends to estimate potential contractual adjustments. On an accrual basis, the Company would have recorded additional revenue of approximately $221,000 in 2004.

eRXSYS, INC. AND SUBSIDIARIES
(Formerly Known As Surforama.com, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2004, November 30, 2003, and the One Month
Transition Period Ended December 31, 2003

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Advertising

The Company expenses the cost of advertising when incurred. Advertising costs for the years ended December 31, 2004 and November 30, 2003 were immaterial to the consolidated financial statements, and are included in selling, general and administrative expenses in the accompanying consolidated statements of operations.

Exit and Disposal Activities

The Company accounts for expenses related to non-discretionary restructuring activities (including workforce reductions) in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit and Disposal Activities.”  GAAP prohibits the recognition of an exit-activity liability until (a) certain criteria (which demonstrate that it is reasonably probable that a present obligation to others has been incurred) are met, and (b) the fair value of such liability can be reasonably estimated.  The Company recorded a restructuring charge of approximately $48,000 in calendar 2004.  See Note 7 for additional information.

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

eRXSYS, INC. AND SUBSIDIARIES
(Formerly Known As Surforama.com, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2004, November 30, 2003, and the One Month
Transition Period Ended December 31, 2003

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Stock-Based Compensation (continued)

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

SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of SFAS No. 123," was issued in December 2002 and is effective for fiscal years ending after December 15, 2002. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. At December 31, 2004 the Company has one stock-based employee compensation plan which is described more fully in Note 6. The following table illustrates the effect on net loss and loss per common share for the years ended December 31, 2004 and November 31, 2003, as if the Company had applied the fair value recognition provisions of SFAS No. 123 for all of its stock-based employee compensation plans.

eRXSYS, INC. AND SUBSIDIARIES
(Formerly Known As Surforama.com, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2004, November 30, 2003, and the One Month
Transition Period Ended December 31, 2003

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Stock-Based Compensation (continued)

	2004	2003
Net (loss) as reported	$(8,011,287)	$(1,458,995)
Stock based compensation, net of tax	(8,550)	-
Pro forma net (loss)	$(8,019,837)	$(1,458,995)
Basic and diluted (loss) per common share:
As reported	$(0.18)	$(0.06)
Pro forma	$(0.18)	$(0.06)

The assumptions used in the Black Scholes option pricing model for the years ended December 31, 2004 and November 30, 2003 were as follows:

	2004	2003

Discount rate	5%	-
Volatility	1.3	-
Expected life (years)	3.0	-
Expected dividend yield	-	-

The above proforma effects of applying SFAS 123 are not necessarily representative of the impact on the results of operations for future years.

Basic and Diluted Loss Per Common Share

The Company computes loss per common share using SFAS No. 128 “Earnings Per Share”. Basic loss per share is computed by dividing net loss applicable to common shareholders by the weighted average number of common shares outstanding for the reporting period. Diluted loss per share reflects the potential dilution that could occur if securities or other contracts, such as stock options and warrants to issue common stock, were exercised or converted into common stock. There were no dilutive potential common shares at December 31, 2004. Because the Company has incurred net losses and there are no potential common shares, basic and diluted loss per common share are the same.

eRXSYS, INC. AND SUBSIDIARIES
(Formerly Known As Surforama.com, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2004, November 30, 2003, and the One Month
Transition Period Ended December 31, 2003

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Income Taxes

The Company accounts for income taxes under the provisions of SFAS No. 109, "Accounting for Income Taxes".  SFAS No. 109 requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or income tax returns.  Under this method deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates for the year in which the differences are expected to reverse (See Note 9).

Recently Issued Accounting Pronouncements

In January 2003, the FASB issued Interpretation ("FIN") No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB 51." The primary objectives of FIN No. 46 are to provide guidance on the identification of entities for which control is achieved through means other than voting rights (variable interest entities, or "VIEs"), and how to determine when and which business enterprise should consolidate the VIE. This new model for consolidation applies to an entity for which either (1) the equity investors do not have a controlling financial interest; or (2) the equity investment at risk is insufficient to finance that entity's activities without receiving additional subordinated financial support from other parties. In addition, FIN No. 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures. As amended in December 2003, the effective dates of FIN No. 46 for public entities that are small business issuers, as defined ("SBIs"), are as follows: (a) For interests in special-purpose entities: periods ended after December 15, 2003; and (b) For all other VIEs: periods ended after December 15, 2004. The December 2003 amendment of FIN No. 46 also includes transition provisions that govern how an SBI which previously adopted the pronouncement (as it was originally issued) must account for consolidated VIEs. Management has concluded that the Company does not have a significant variable interest in any VIEs.

In April 2003, the FASB issued SFAS No. 149, "Amendments of Statement 133 on Derivative Instruments and Hedging Activities," which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133. This pronouncement is effective for contracts entered into or modified after June 30, 2003 (with certain exceptions), and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 did not have a material impact on the Company's consolidated financial statements.

eRXSYS, INC. AND SUBSIDIARIES
(Formerly Known As Surforama.com, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2004, November 30, 2003, and the One Month
Transition Period Ended December 31, 2003

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recently Issued Accounting Pronouncements

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 establishes standards for how a company classifies and measures certain financial instruments with characteristics of both liabilities and equity, and is effective for public companies as follows: (i) in November 2003, the FASB issued FASB Staff Position (“FSP”) FAS 150-03 (“FSP 150-3”), which defers indefinitely (a) the measurement and classification guidance of SFAS No. 150 for all mandatorily redeemable non-controlling interests in (and issued by) limited-life consolidated subsidiaries, and (b) SFAS No. 150’s measurement guidance for other types of mandatorily redeemable non-controlling interests, provided they were created before November 5, 2003; (ii) for financial instruments entered into or modified after May 31, 2003 that are outside the scope of FSP 150-3; and (iii) otherwise, at the beginning of the first interim period beginning after June 15, 2003. The Company adopted SFAS No. 150 on the aforementioned effective dates. The adoption of this pronouncement did not have a material impact on the Company’s results of operations or financial condition.

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs - an Amendment of ARB No. 43, Chapter 4," which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. In Chapter 4 of ARB 43, paragraph five previously stated that "...under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and re-handling costs may be so abnormal as to require treatment as current period charges...." SFAS No. 151 requires that such items be recognized as current-period charges, regardless of whether they meet the criterion of “so abnormal” (an undefined term). This pronouncement also requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred in years beginning after June 15, 2005.

eRXSYS, INC. AND SUBSIDIARIES
(Formerly Known As Surforama.com, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2004, November 30, 2003, and the One Month
Transition Period Ended December 31, 2003

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recently Issued Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123-R, "Share-Based Payment," which requires that the compensation cost relating to share-based payment transactions (including the cost of all employee stock options) be recognized in the financial statements. That cost will be measured based on the estimated fair value of the equity or liability instruments issued. SFAS No. 123-R covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SFAS No.123-R replaces SFAS No. 123, and supersedes APB Opinion No. 25. Small Business Issuers are required to apply SFAS No. 123-R in the first interim reporting period that begins after December 15, 2005. Thus, the Company's consolidated financial statements will reflect an expense for (a) all share-based compensation arrangements granted after December 31, 2005 and for any such arrangements that are modified, cancelled, or repurchased after that date, and (b) the portion of previous share-based awards for which the requisite service has not been rendered as of that date, based on the grant-date estimated fair value.

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets, an Amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions." The amendments made by SFAS No. 153 are based on the principle that exchanges of nonmonetary assets should be measured using the estimated fair value of the assets exchanged. SFAS No. 153 eliminates the narrow exception for nonmonetary exchanges of similar productive assets, and replaces it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has "commercial substance" if the future cash flows of the entity are expected to change significantly as a result of the transaction. This pronouncement is effective for nonmonetary exchanges in fiscal periods beginning after June 15, 2005.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants, and the Securities and Exchange Commission (the “SEC”) did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

eRXSYS, INC. AND SUBSIDIARIES
(Formerly Known As Surforama.com, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2004, November 30, 2003, and the One Month
Transition Period Ended December 31, 2003

3. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31, 2004:

Furniture and equipment	$41,961
Computer equipment and information systems	296,816
Leasehold improvements	454,475
793,252

Less accumulated depreciation and amortization	(53,058)
$740,194

 4. INTANGIBLE ASSETS

In 2003, the Company acquired the rights to an exclusive license ("License") to operate Safescript Pharmacies in California, Oregon, Washington, and Alaska from Safescript Pharmacies, Inc., formerly known as RTIN Holdings, Inc., (the "Licensor"). In connection with this transaction, the Company assumed a note payable to the Licensor (see Note 5), executed a new note payable with its former Chief Executive Officer (see Note 5) and paid $370,000 in cash.

On March 12, 2004, the Company entered into a technology license agreement ("Technology License") with Network Technology, Inc. ("RxNT"). The Technology License grants the Company the right to use RxNT’s e-prescribing technology under the Company’s brand name "Assured Script". Pursuant to the Technology License agreement, the Company paid RxNT $50,000 at the execution of the agreement and $50,000 at the launch of the Company’s branded pharmacy. At December 31, 2004, the Company has paid $100,000 which has been recorded in property and equipment in the accompanying consolidated balance sheet.

On March 17, 2004, the Company filed a lawsuit in Nevada State Court against the Licensor seeking damages, declaratory relief, to rescind the License and to recover the consideration paid therefor. On March 19, 2004, the Licensor filed for Chapter 11 bankruptcy protection. The litigation in Nevada State Court has been stayed by reason of the Licensor filing for bankruptcy. The Company refiled substantially the same claim as an adversary proceeding in the Licensor’s bankruptcy case in the U.S. Bankruptcy court in Tyler, Texas. In July 2004, this case was transferred to the U.S. District Court for the Eastern District of Texas located in Tyler, Texas.

eRXSYS, INC. AND SUBSIDIARIES
(Formerly Known As Surforama.com, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2004, November 30, 2003, and the One Month
Transition Period Ended December 31, 2003

4.   INTANGIBLE ASSETS (continued)

As of March 31, 2004, management determined that the License was 100% impaired based on (a) the uncertainty of the Licensor’s ability to continue as a going concern, which created substantial doubt about the Licensor’s ability to support their e-prescribing technology, (b) the Company’s dispute with the Licensor, and (c) the Company’s implementation of the RxNT technologies at its first two pharmacies. Accordingly, the Company impaired the entire intangible asset of approximately $2,997,000 in the accompanying consolidated statement of operations.

5.   NOTES PAYABLE TO RELATED PARTY AND STOCKHOLDERS

The Company assumed a note payable (“Note A”) of approximately $3,177,000 in connection with acquisition of a License (see Note 4), of which $2,000,000 was converted into 4,444,444 shares of the Company’s restricted common stock. The remaining balance of approximately $1,177,000 was payable in monthly installments of $25,000 including interest at 5% per annum with a balloon payment of approximately $802,000 due in December 2004. Note A is secured by the License. At December 31, 2004, the total outstanding principal balance of Note A approximated $1,013,000, and monthly installments were eleven months in arrears due to the Company’s dispute with the Licensor (See Note 4).

The Company executed a note payable (“Note B”) with a stockholder for $370,000 in connection with the acquisition of a License (see Note 4). Note B accrues interest at a fixed rate of 5% per annum. Note B is secured by the License and matures in December 2007. At December 31, 2004, the total outstanding principal balance on Note B was $370,000 and accrued interest expense of approximately $20,000 has been included in the accompanying consolidated balance sheet.

eRXSYS, INC. AND SUBSIDIARIES
(Formerly Known As Surforama.com, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2004, November 30, 2003, and the One Month
Transition Period Ended December 31, 2003

5.   NOTES PAYABLE TO RELATED PARTY AND STOCKHOLDERS (continued)

In December 2004, the Company executed a note payable (“Note C”) with a shareholder for the purpose of purchasing inventory for our pharmacies. Note C is for a maximum of $150,000 and matures on the earlier of March 6, 2005 or the date that the Company is able to consummate an accounts receivable factoring arrangement for its working capital. The outstanding principal amount of Note C bears interest at a rate of three percent (3%) per month. In consideration of Note C, the Company agreed to pay an administrative fee of $1,500 and a financing fee of $2,100. In addition to these fees, the Company agreed to pay by the fifth day of every month from January 2005 until the principal amount is repaid an administrative fee of $1,875 and a financing fee of $2,675. As of December 31, 2004, the total outstanding balance on Note C was $50,000. Subsequent to December 31, 2004, this shareholder was appointed as the Company’s Chief Executive Officer (“CEO”).

6. EQUITY TRANSACTIONS

Common Stock

During the one month transition period ended December 31, 2003, the Company issued 1,544,149 shares of restricted common stock to consultants for services rendered valued at approximately $664,000 (estimated to be fair value based on the trading price on the issuance date).

During the year ended December 31, 2004, the Company issued 500,000 shares of restricted common stock to a investment banker for services valued  at approximately $280,000 (estimated to be fair value based on the trading price on the issuance date) included in consulting and other compensation in the accompanying consolidated statement of operations.

During the year ended December 31, 2004, in connection with the extension of a consulting agreement with the aforementioned investment banker, the Company issued 150,000 shares of restricted common stock, with warrants to purchase 350,000 shares of the Company’s common stock, exercisable at $0.60 per share for a period of five years from the date of issuance, to the investment banker for services rendered. The 150,000 shares of restricted common stock were valued at approximately $70,500 (estimated to be fair value based on the trading price on the issuance date) and the 350,000 warrants were valued at approximately $196,000 (estimated to be fair value based on the Black-Scholes pricing model on the issuance date).

eRXSYS, INC. AND SUBSIDIARIES
(Formerly Known As Surforama.com, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2004, November 30, 2003, and the One Month
Transition Period Ended December 31, 2003

6.   EQUITY TRANSACTIONS (continued)

Common Stock (continued)

Such expense included in consulting and other compensation in the accompanying consolidated statement of operations. Subsequent to December 31, 2004, the investment banking firm’s president (who is the stockholder/creditor referenced in the third paragraph of Note 5) was appointed as the Company’s CEO.

During the year ended December 31, 2004, the Company issued 716,625 shares of restricted common stock to consultants for services rendered valued at approximately $268,400 (estimated to be fair value based on the trading price on the issuance date).

During the year ended December 31, 2004, the Company issued 20,000 shares of restricted common stock in connection with notes payable issued to certain shareholders and third parties valued at approximately $9,500 (estimated to be fair value based on the trading price on the issuance date).

During the year ended December 31, 2004, the Company completed its offering of common stock to accredited investors through a private placement. The Company offered a maximum of 4,375,000 units at a price of $0.80 per unit, with a minimum offering of 625,000 units. Each unit consisted of two shares of restricted common stock and one warrant to purchase one share of restricted common stock at an exercise price of $0.60 per share exercisable for twenty-four months after June 17, 2004. The Company agreed to commence the registration process with the SEC for the common stock issued and the common stock underlying the warrants within ninety days after the (June 17, 2004) termination date of this offering. If the average closing price of the Company’s common stock on the OTC Bulletin Board for the thirty consecutive trading days following the effectiveness of the registration statement is equal to or greater than $1.20, the Company has the right to call the warrants at the exercise price within fifteen business days of such occurrence. During the three months ended June 30, 2004, the Company issued 7,391,750 shares of its restricted common stock in connection with the private placement. The Company received proceeds of $2,650,152, net of broker/dealer commission, legal fees, and Blue Sky fees related to the private placement of $306,548 which were recorded in additional paid-in capital in the accompanying consolidated balance sheet.

On December 15, 2004, the Company filed the registration statement described in the preceding paragraph (the “Registration Statement”) with the SEC. The Company has since received comments on the Registration Statement from the SEC. However, pending the filing of the Company’s December 31, 2004 Form 10-KSB, the Company had not amended the Registration Statement as of April 8, 2005. Thus, as of that date, the Registration Statement had not been declared effective.

eRXSYS, INC. AND SUBSIDIARIES
(Formerly Known As Surforama.com, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2004, November 30, 2003, and the One Month
Transition Period Ended December 31, 2003

6.   EQUITY TRANSACTIONS (continued)

Common Stock (continued)

During the year ended December 31, 2004, the Company issued 225,003 shares of restricted common stock to two of its directors for services rendered valued at approximately $80,000 (estimated to be fair value based on the trading price on the issuance date). Such amount is included in consulting and other compensation in the accompanying consolidated statement of operations.

Warrants

During the year ended December 31, 2004, in connection with the private placement described above, the Company issued 3,695,875 warrants to purchase one share of restricted common stock at an exercise price of $0.60 exercisable for twenty-four months from June 17, 2004.

During the year ended December 31, 2004, the Company issued warrants to purchase 100,000 shares of the Company’s common stock, exercisable at $0.60 per share for a period of five years from the date of issuance, to a consultant.  The warrants are valued at approximately $56,000 (estimated to be fair value based on the Black-Scholes pricing model on the issuance date). Such expense is included in consulting and other compensation in the accompanying consolidated statement of operations.

The number of outstanding and exercisable warrants as of December 31, 2004 provided below:

	Number of Shares	Weighted-Average Exercise Price
Warrants outstanding and exercisable at January 1, 2004	-	$	- -
Granted	4,145,875		$0.60
Warrants outstanding and exercisable at December 31, 2004	4,145,875		$0.60

No warrants were issued prior to January 1, 2004.

eRXSYS, INC. AND SUBSIDIARIES
(Formerly Known As Surforama.com, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2004, November 30, 2003, and the One Month
Transition Period Ended December 31, 2003

6.   EQUITY TRANSACTIONS (continued)

Stock Options

During the year ended November 30, 2003, the Company’s Board of Directors approved an Incentive Stock Option Plan ("ISOP") to grant options to its key personnel. There are two types of options that can be granted under the ISOP: i) options intended to qualify as incentive stock options under Section 422 of the Internal Revenue Code ("Qualified Stock Options"), and ii) options not specifically qualified for favorable income tax treatment under the Internal Revenue Code ("Non-Qualified Stock Options"). The ISOP is administered by the Company’s board of directors or the compensation committee (the "Administrator"). The Company is authorized to grant qualified stock options to any of its employees or directors.

The purchase price for the shares subject to any option shall be determined by the ISOP Administrator at the time of the grant, but shall not be less than 85% of the fair market value per share of the Company’s common stock on the grant date. Except as described below, the purchase price for the shares subject to any Qualified Stock Option shall not be less than 100% of fair market value per share of common stock on the grant date. In the case of any Qualified Stock Option granted to an employee who owns stock possessing more than 10% of the total combined voting power of all classes of stock of the Company, or any of its subsidiaries, the option price shall not be less than 110% of the fair market value per share of the Company’s common stock on the grant date.

eRXSYS, INC. AND SUBSIDIARIES
(Formerly Known As Surforama.com, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2004, November 30, 2003, and the One Month
Transition Period Ended December 31, 2003

6. EQUITY TRANSACTIONS (continued)

Stock Options (continued)

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

For the year ended December 31, 2004, under the ISOP, the Company granted options to purchase 165,000 shares of common stock to employees. The stock options have an exercise price of $0.50 per share and vest one-third each consecutive year following the date of grant. Such stock options expire on the earlier of three years after vesting or ninety days after termination of employment with the Company.

	Number of Shares	Weighted-Average Exercise Price
Options outstanding and exercisable at January 1, 2004	-	$-
Granted	165,000	$0.50
Cancelled or forfeited	(110,000)	$0.50
Options outstanding at December 31, 2004	55,000	$0.50

eRXSYS, INC. AND SUBSIDIARIES
(Formerly Known As Surforama.com, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2004, November 30, 2003, and the One Month
Transition Period Ended December 31, 2003

6.   EQUITY TRANSACTIONS (continued)

Stock Options (continued)

The number of outstanding and exercisable options as of December 31, 2004 is provided below:

	Outstanding			Exercisable
Range of Exercise Price	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Life (Years)	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Life (Years)

$0.50	55,000	$0.50	0.8	-	$-	-

7. RESTRUCTURING COSTS

Because the Company’s revenue and operating margin had not grown in line with managements original expectations, the Company adopted a non-discretionary restructuring plan that resulted in a workforce reduction and other cost reductions (collectively, the “Restructuring”) intended to strengthen the Company’s future operating performance. The Company has implemented the Restructuring during the fourth quarter of calendar 2004.  The Company’s total charge related to this Restructuring was approximately $48,000.

The Restructuring charge recognized during 2004 is comprised primarily of: (i) severance pay (including related payroll taxes) and associated one-time employee termination costs related to the reduction of the Company’s workforce; (ii) the closure and; (iii) terminating the construction of leasehold improvements at two of the Company’s planned pharmacies and vacating the premises; and (iv) professional fees incurred to improve the financial and competitive position of the Company.  The Company accounts for the costs associated with exiting an activity, including costs associated with the reduction of the Company’s workforce, in accordance with SFAS 146.

eRXSYS, INC. AND SUBSIDIARIES
(Formerly Known As Surforama.com, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2004, November 30, 2003, and the One Month
Transition Period Ended December 31, 2003

7.   RESTRUCTURING COSTS (continued)

The following table summarizes the Company’s Restructuring-related expenses incurred during the year ended December 31, 2004:

Employee termination costs	$18,000
Professional fees	30,000

$48,000

As part of the Restructuring, the Company has reduced its workforce by a total of seventy one employees, from 22 to 17 (which includes voluntary resignations) or approximately 23% of its workforce.

8.   OTHER RELATED PARTY TRANSACTIONS

During the fiscal year ended December 31, 2004, the Company appointed three physicians, who are also customers, to its Professional Advisory Board ("Advisory Board"). Pursuant to the Advisory Board agreement, the Company is to issue 10,000 shares of restricted common stock annually, compensate the physicians $1,500 per speaking engagement and $1,500 per Advisory Board meeting.

For the years ended December 31, 2004 and November 30, 2003, the Company recorded approximately $320,000 and $414,000 of revenue from these physicians, respectively.

On January 26, 2004, the Company entered into an agreement with Brockington Securities, Inc. (“Brockington”) to act as its financial advisor, investment banker, and placement agent. Pursuant to this agreement, Brockington received 500,000 shares of its common stock. As more fully described in the third paragraph of Note 6, on June 18, 2004, our board of directors approved an extension for an additional term of eighteen months to the agreement entered into with Brockington. Mr. Robert DelVecchio, who is the President of Brockington, became the Company’s CEO on February 3, 2005.

eRXSYS, INC. AND SUBSIDIARIES
(Formerly Known As Surforama.com, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2004, November 30, 2003, and the One Month
Transition Period Ended December 31, 2003

9. INCOME TAXES

A reconciliation of income taxes computed at the U.S. Federal Statutory income tax rate to the provision for income taxes is as follows:

	2004	2003

U.S. Federal Statutory tax at 34%	$(2,907,000)	$(527,000)
State Taxes, net of federal benefit	(513,000)	(93,000)
Valuation Allowance	3,420,000	620,000

Provision for income taxes	$-	$-

The net deferred income tax asset (liability) consists of the following at December 31, 2004 and November 30, 2003:

	2004	2003

Net Operating Losses	$2,904,000	$620,000
Depreciable Assets	1,191,000	-
Deferred Tax Assets	4,095,000	620,000
Valuation Allowance	(4,095,000)	(620,000)

	$-	$-

Based upon the net operating losses incurred since inception, management has determined that it is more likely than not that the deferred tax assets as of December 31, 2004 and 2003 will not be recognized. Consequently, the Company has established a valuation allowance against the entire deferred tax assets.

As of December 31, 2004, the Company has federal and state net operating losses of approximately $7,300,000 that begin to expire in 2022 and 2009 for federal and state purposes, respectively.

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

eRXSYS, INC. AND SUBSIDIARIES
(Formerly Known As Surforama.com, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2004, November 30, 2003, and the One Month
Transition Period Ended December 31, 2003

10. LOSS PER COMMON SHARE

The following is a reconciliation of the numerators and denominators of the basic and diluted loss per common share computations for the years ended December 31, 2004 and November 30, 2003.

	Year Ended December 31, 2004	Year Ended November 30, 2003

Numerator for basic and diluted loss per common share:
Net loss charged to common stockholders	$(8,011,287)	$(1,458,995)

Denominator for basic and diluted loss per common share:
Weighted average number of shares outstanding	41,112,800	24,115,700

Basic and diluted loss per common share	$(0.19)	$(0.06)

11. COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company occupies buildings and retail space under operating lease agreements expiring on various dates through June 2010 with monthly payments ranging from approximately $600 to $5,600. Certain leases include future rental escalations and renewal options.

eRXSYS, INC. AND SUBSIDIARIES
(Formerly Known As Surforama.com, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2004, November 30, 2003, and the One Month
Transition Period Ended December 31, 2003

11.   COMMITMENTS AND CONTINGENCIES (continued)

Operating Leases (continued)

At December 31, 2004 future minimum payments under operating leases approximated the following for the years ending December 31, 2005 and thereafter:

2005	$296,684
2006	265,680
2007	271,046
2008	265,155
2009	187,184
Thereafter	33,980
$1,319,729

Total rent expense for the years ended December 31, 2004 and November 30, 2003 was approximately $217,000 and $20,000 is included in selling, general, and administrative expenses in the accompanying consolidated statement of operations.

Legal Matters

From time to time, the Company may be involved in various claims, lawsuits, disputes with third parties, actions involving allegations of discrimination or breach of contract actions incidental to the normal operations of the business.

Providing pharmacy services entails an inherent risk of medical and professional malpractice liability. The Company may be named as a defendant in such lawsuits and thus become subject to the attendant risk of substantial damage awards. The Company believes it possesses adequate professional and medical malpractice liability insurance coverage. There can be no assurance, however, that the Company will not be sued, that any such lawsuit will not exceed our insurance coverage, or that it will be able to maintain such coverage at acceptable costs and on favorable terms.

eRXSYS, INC. AND SUBSIDIARIES
(Formerly Known As Surforama.com, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2004, November 30, 2003, and the One Month
Transition Period Ended December 31, 2003

11.  COMMITMENTS AND CONTINGENCIES (continued)

Legal Matters (continued)

Safescript Pharmacies, Inc. (formerly known as RTIN, Inc.) failed to provide us with essential services as set forth in the license agreement that they entered into and this has forced us to terminate our use of all technology granted under the license agreement entered into with Safescript Pharmacies, Inc. On March 17, 2004, we filed a lawsuit in Nevada State Court against Safescript Pharmacies, Inc. seeking damages, declaratory relief, to rescind the License and to recover the consideration paid. On March 19, 2004, Safescript Pharmacies, Inc. filed for Chapter 11 bankruptcy protection. The litigation in Nevada State Court has been stayed by reason of Safescript Pharmacies, Inc.’s filing for bankruptcy. We refiled substantially the same claim as an adversary proceeding in Safescript Pharmacies, Inc.’s bankruptcy case, which was pending in the U.S. Bankruptcy Court located in Tyler, Texas. In July 2004, this case was transferred to the U.S. District Court for the Eastern District of Texas located in Tyler, Texas.

On April 14, 2004, a former officer filed a lawsuit against us in Orange County California Superior Court. The former officer is seeking additional compensation in the amount of $213,000 and other relief that the court deems just and appropriate. This lawsuit is in the early stages and its outcome is not reasonably predictable. Management believes the lawsuit is without merit and the Company is aggressively defending this case.

Other than as disclosed herein, the Company is not currently involved in any litigation which it believes could have a material adverse effect on its financial position or results of operations.

12.   SUBSEQUENT EVENTS

On February 1, 2005, the Company entered into Termination and Settlement Agreements (“Settlement Agreement”) with Mr. David Parker and Mr. A.J. LaSota. Mr. Parker and Mr. LaSota resigned from their positions as officers and directors. In accordance with the terms of these agreements, Mr. Parker and Mr. LaSota returned to the corporate treasury 5,400,000 and 429,353 shares of the Company’s common stock respectively. Also on February 1, 2005, the Company entered into a Settlement Agreement with Ron Folse, the former Executive Vice President. In accordance with the terms of this agreement, Mr. Folse returned to the corporate treasury 429,353 shares of the Company’s common stock.

eRXSYS, INC. AND SUBSIDIARIES
(Formerly Known As Surforama.com, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2004, November 30, 2003, and the One Month
Transition Period Ended December 31, 2003

12.   SUBSEQUENT EVENTS (continued)

On February 23, 2005, the Company entered into an accounts receivable servicing and line of credit agreement with Mosaic Financial Services, LLC. Under the terms of the line of credit agreement, the Company can draw a maximum of $500,000 to purchase inventory. Beginning July 1, 2005, the maximum amount of the available line of credit will be increased to $700,000. These agreements are for a term of one year and will automatically renew for another one year period unless either party provides notice to the other of termination within 180 days prior to the end of the effective term.

Item 8:     Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

No events occurred requiring disclosure under Item 304(b) of Regulation S-B.

Item 8A:   Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2004. This evaluation was carried out under the supervision and with the participation of our former Chief Executive Officer and Chief Financial Officer, Mr. David Parker. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2004, our disclosure controls and procedures are of limited effectiveness. There have been no significant changes in our internal controls over financial reporting during the quarter ended December 31, 2004 that have materially affected or are reasonably likely to materially affect such controls.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Limitations on the Effectiveness of Internal Controls

Our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will necessarily prevent all fraud and material error. An internal control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the internal control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

Item 8B: Other information

None.

PART III

Item 9: Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

The following information sets forth the names of our directors and executive officers, their ages and their present positions with the Company as of April 5, 2005.

Name	Age	Office(s) Held
Robert DelVecchio	40	Chief Executive Officer, Chief Financial Officer, & Director
James Manfredonia	43	Director
Richard Falcone	51	Director

Set forth below is a brief description of the background and business experience of each of our current executive officers and directors.

Robert DelVecchio. On February 3, 2005, our board of directors appointed Mr. Robert DelVecchio to serve as Chief Executive Officer. Mr. DelVecchio was appointed as our Chief Financial Officer and as a member of the board of directors on March 31, 2005. Since 1995, Mr. Delvecchio has acted as Chief Executive Officer and President of Brockington Securities, Inc., a broker-dealer who is a member of the National Association of Securities Dealers.

James Manfredonia. Mr. Manfredonia was appointed to the board of directors of eRXSYS, Inc. in June 2004. Since 2002, Mr. Manfredonia has served as manager of listed equity trading and New York Stock Exchange operations at Bear Stearns. Mr. Manfredonia currently serves as the Chairman of the New York Stock Exchange Upstairs Traders Advisory Committee and as a member of the Market Performance Committee of the New York Stock Exchange. Prior to joining Bear Stearns, Mr. Manfredonia worked for ten years at Merrill Lynch where he managed the listed trading desk with additional responsibilities for NASDAQ, portfolio trading, sales trading, and NYSE staff. Mr. Manfredonia was the founding general partner of Blair Manfredonia Limited Partners, a hedge fund/broker-dealer. Mr. Manfredonia has also worked at Lehman Brothers, Salomon Brothers, and Drexel Burnham.

Richard Falcone. Mr. Falcone was appointed to the board of directors of eRXSYS, Inc. in July 2004. Since 2001, Mr. Falcone has served as Chief Financial Officer of The A Consulting Team, Inc., an IT service company. Mr. Falcone has served as Chief Financial Officer of Netgrocer.com. In 1990, Mr. Falcone joined Bed Bath & Beyond, Inc. as its Chief Financial Officer. In 1983, Mr. Falcone joined Tiffany & Co. and served as Manager of Audit, Director of Financial Control, and Director of International Finance and Operations. Mr. Falcone has also worked at PriceWaterhouseCoopers & Co., an international public accounting firm.

The following information sets forth the names of former directors and executive officers, their ages and period of service with the Company.

Name	Age	Office(s) Previously Held	Period of Service
David B. Parker	49	Chairman of the Board of Directors, Chief Executive Officer, Chief Financial Officer	April 2003 - February 2005
A.J. LaSota	61	President and Director	July 2003 - February 2005
Ron Folse	59	Executive Vice President	July 2003 - November 2004
Michael Doan	32	Secretary and Treasurer	January 2004 - December 2004
Dr. Geoffrey S. Carroll	48	Director	October 2004 - February 2005
Annette M. McEvoy	54	Director	October 2004 - February 2005

David B. Parker. Mr. Parker served as Chief Executive Officer of eRXSYS, Inc. from April 2003 until February 1, 2005. From April 2003 to July 2003, Mr. Parker also served as President our company. Mr. Parker founded RxSystems, Inc. in March 2002 and served as its Chairman and Chief Executive Officer until its dissolution in 2003. RxSystems, Inc. was a private company that was formed to acquire a franchise and never commenced operations. From December 2001 to June 2002, Mr. Parker served as a business consultant and assisted early stage development companies in preparing detailed business plans. Mr. Parker has more than 20 years of experience in the financial, merchant banking, and financial public relations industries. Mr. Parker served as Vice President of Retail Sales for Prudential Securities from November 1989 to December 1991. Mr. Parker launched and operated his own independent consulting practice from January 1991 until December 2001. During this time period, Mr. Parker’s duties were focused on preparing detailed business plans for early stage development companies. From August 1983 to February 1988, Mr. Parker was employed at Merrill Lynch Pierce Fenner & Smith, where he rose to the position of executive Vice President. Mr. Parker graduated from Texas Christian University in 1981.

A.J. LaSota. Mr. LaSota served as a member of the Board of Directors and as President of eRXSYS, Inc. from July 2003 until February 1, 2005. From September 1995 to January 2003, Mr. LaSota served as the Vice-President and General Manager of the Metrex Division of Syborn Dental Specialties which is located in Orange, California and traded on the New York Stock Exchange. From 1993 to 1995, Mr. LaSota served a Vice President of Sales and Marketing for Metrex Research Corporation located in Parker, Colorado. In 1990, Mr. LaSota was President and Co-Founder of Endolap, Inc., a business which specializes in selling endoscopy surgical product to hospital operating rooms and outpatient surgery centers in the United States. Since its inception in September 2000, Mr. LaSota served as the Chairman of the Board of Directors of Endolap, Inc. From 1976 to 1990, Mr. LaSota founded and operated A.J. LaSota, Inc., a business which focused on selling specialty surgical products to hospitals and surgery clinics. Mr. LaSota worked in sales for Johnson & Johnson, Inc. from 1967 to 1976. Mr. LaSota graduated from University of Florida, Gainesville in 1965.

Ron Folse. Mr. Folse served as Executive Vice President of eRXSYS, Inc. from July 2003 to November 2004. Prior to joining eRXSYS, Mr. Folse was CEO of Custom Healthcare, Inc., a custom wheelchair company started in 1997 with single office in New Orleans.  Mr. Folse has over 35 years successful experience in direct medical sales, both on a corporate level and as an entrepreneur.  After a five year sales career with Arbrook, Inc., a subsidiary of Johnson & Johnson, Mr. Folse established Ron Folse Sales, Inc., a franchise for R. Wolf Medical Instruments, Corp.  Mr. Folse’s significant contributions included establishing training course centers for surgeons training in the fields of Arthroscopy and

Laparoscopic Cholecystectomy. From 1990 to 2000, Mr. Folse co-founded a specialty business targeting physicians involved in frontier endoscopy procedures called Endolap, Inc. Mr. Folse attended Louisiana State University, concentrating core curriculum in management and marketing.

Michael Doan. Mr. Doan served as Secretary, Corporate Controller, and Treasurer of eRXSYS, Inc. from January 2004 until December 31, 2004. Prior to joining eRXSYS, Mr. Doan was the Assistant Controller in the Tax Compliance division of CCH, INC., a tax and accounting software development company from December 2000 to December 2003, located in Torrance, California. From November 1996 to June 2000 Mr. Doan was employed at various public accounting firms located in Orange County, California. While at the C.P.A. firms, Mr. Doan served as senior auditor for both public and private companies in a wide variety of industries. Mr. Doan is a certified public accountant in the State of California. Mr. Doan was conferred a B.A. of Business Administration with a concentration in accounting from California State University, Fullerton in 1996.

Dr. Geoffrey S. Carroll. Dr. Carroll was appointed to the board of directors of eRXSYS, Inc. in October 2004 and served until February 11, 2005. Dr. Carroll served as CEO and President of LCCI International, a supplier of integrated end-to-end infrastructure services to wireless telecommunications consumers from 1997 to 1998. From 1989 to 1996, Dr. Carroll was employed by Electronic Data Systems, holding the positions of member of the board of directors and Group Executive for Europe. Dr. Carroll also served as CEO of Origin B.V., the information technology services subsidiary of Philips N.V. from 1996 to 1997.

Annette M. McEvoy. Ms. McEvoy was appointed to the board of directors of eRXSYS, Inc. in October 2004 and served until February 16, 2005. Since September 2003, Ms. McEvoy has served as President of A. McEvoy & Associates, a consumer product consulting firm. In 1993, Ms. McEvoy joined Gryphon Development (Limited Brands, Inc.) and served as the General Manager of Development of Body & Bath Works until September 2003. From June 2001 to September 2003, Ms. McEvoy also served as Executive Vice President of Brand and Category planning. From 1992 to 1993, Ms. McEvoy joined Revlon, Inc. and served as Senior Vice President of International Marketing and later Senior Vice President of Marketing Beauty Care.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual meeting of our shareholders or until removed from office in accordance with our bylaws.

Our executive officers are appointed by our board of directors and hold office until removed by the board.

Family Relationships

There are no family relationships between or among the directors, executive officers or persons nominated or chosen by the Company to become directors or executive officers.

Involvement in Certain Legal Proceedings

To the best of our knowledge, during the past five years, none of the following occurred with respect to a present or former director, executive officer, or employee of the Company: (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his or her involvement in any type of business, securities or banking activities; and (4) being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Audit Committee

The entire board of directors is acting as our audit committee. We do not have a separately-designated standing audit committee. Richard Falcone is an audit committee financial expert and is independent, as the term is used in Item 7(d)(3)(iv) of Schedule 14A of the Exchange Act.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s directors and executive officers and persons who beneficially own more than ten percent of a registered class of the Company’s equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent beneficial shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. To the best of our knowledge based solely on a review of Forms 3, 4, and 5 (and any amendments thereof) received by the Company during or with respect to the year ended December 31, 2004, the following persons have failed to file, on a timely basis, the identified reports required by Section 16(a) of the Exchange Act during fiscal year ended December 31, 2004:

Name and principal position	Number of late reports	Transactions not timely reported	Known failures to file a required form
Richard Falcone Director	3	3	0
James Manfredonia Director	3	3	0
Annette M. McEvoy Former Director	2	2	0
Geoffrey S. Carroll Former Director	2	2	0
David Parker Former CEO, CFO, and Director	1	1	0
A.J. LaSota Former President and Director	0	0	0
Ronald Folse Former Executive Vice President	0	0	0
Michael Doan Former Secretary and Treasurer	0	0	0

Code of Ethics Disclosure

As of December 31, 2004, we have not adopted a Code of Ethics for Financial Executives, which include our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, as required for listed issuers by sections 406 and 407 of the Sarbanes-Oxley Act of 2002.

We have begun the process of drafting a code of ethics which will be filed with the Security and Exchange Commission upon its adoption by the board of directors.

Item 10: Executive Compensation

The table below summarizes all compensation awarded to, earned by, or paid to our current executive officers for each of the last three completed fiscal years.

		Annual Compensation				Long Term Compensation
Name	Title	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Awarded ($)	Options/ SARs (#)	LTIP Payouts ($)	All Other Compensation ($)
Robert DelVecchio	CEO	2004 2003 2002	n/a n/a n/a	n/a n/a n/a	n/a n/a n/a	n/a n/a n/a	n/a n/a n/a	n/a n/a n/a	n/a n/a n/a
David Parker (1)	Former CEO, CFO, and Director	2004 2003 2002	129,082 33,923 n/a	0 0 n/a	0 144,000 n/a	0 0 n/a	0 0 n/a	0 0 n/a	0 0 n/a
A.J. LaSota (2)	Former President and Director	2004 2003 2002	108,940 29,400 n/a	0 0 n/a	0 129,600 n/a	0 0 n/a	0 0 n/a	0 0 n/a	0 0 n/a
Ron Folse (3)	Former Executive Vice-President	2004 2003 2002	91,138 24,877 n/a	0 0 n/a	0 105,600 n/a	0 0 n/a	0 0 n/a	0 0 n/a	0 0 n/a

(1)
On February 1, 2005, we received the resignation of David Parker. Under the terms of a settlement and termination agreement, Mr. Parker returned to the corporate treasury 5,400,000 shares of our common stock.

(2)
On February 1, 2005, we received the resignation of A.J. LaSota. Under the terms of a settlement and termination agreement, Mr. LaSota returned to the corporate treasury 684,861 shares of our common stock.

(3)
On November 19, 2004, we accepted the resignation of Ron Folse. Under the terms of a settlement agreement entered into on February 1, 2005, Mr. Folse returned to the corporate treasury 429,353 shares of our common stock.

.
On September 5, 2003, we entered into verbal agreements with our executive officers and issued shares of common stock to each of them in settlement of accrued consulting and salary expense for the period of March 2003 through July 2003. The shares issued were valued at $0.48 per share, the estimated fair value at the date of the agreement.

•	David Parker was issued 300,000 shares of restricted common stock valued at $144,000 on the issuance date, and at approximately $102,000 on December 31, 2004.
•	A.J. LaSota was issued 270,000 shares of restricted common stock valued at $129,600 on the issuance date, and at approximately $91,800 on December 31, 2004.
•	Ron Folse was issued 220,000 shares of restricted common stock valued at $105,600 on the issuance date, and at approximately $74,800 on December 31, 2004.

The common stock described in the preceding paragraph is “restricted” only by the sale limitations of SEC Rule 144. There are no performance-based conditions associated with such stock sale, which fully vested on the issuance date.

On December 20, 2003, we entered into agreements with our executive officers to reduce their salaries and discontinue any automobile allowances for the period from December 20, 2003 until such time as determined by our board of directors. As a part of these agreements, David Parker’s annual salary was reduced from $180,000 to $135,000, A.J. LaSota’s annual salary was reduced from $156,000 to $117,000, and Ron Folse’s annual salary was reduced from $132,000 to $99,000.

Compensation to Directors

Only our outside directors receive compensation for their services as director. We have compensated our outside directors for their service on the board of directors as follows:

Outside Director	Year	Shares of Common Stock Received
Richard Falcone	2005 2004	50,000 50,000
James Manfredonia	2005 2004	50,000 50,000
Annette McEvoy (1)	2005 2004	25,000 50,000
Geoffrey S. Carroll (2)	2005 2004	25,000 50,000

(1)	On February 16, 2005, Annette McEvoy resigned as a member of our board of directors
(2)	On February 11, 2005, Geoffrey Carroll resigned as a member of our board of directors.

Other than as set forth above, our outside directors currently receive $1,500 for attending any board of director’s meeting in-person, $1,500 for any speaking engagement on our behalf, and reimbursement for reasonable expenses incurred in attending board or committee meetings

Summary of Options Grants

The following table sets forth the individual grants of stock options made by the company during the year ended December 31, 2004, for the participating employees:

There were no options granted to our executive officers in the year ended 2004.

Item 11:  Security Ownership of Certain Beneficial Owners and Management and related Stockholder Matters

The following table sets forth, as of March 29, 2005, the beneficial ownership of the Company’s common stock by each executive officer and director, by each person known by us to beneficially own more than 5% of the Company’s common stock and by the executive officers and directors as a group. Except as otherwise indicated, all shares are owned directly and the percentage shown is based on 38,688,682 shares of common stock issued and outstanding on March 15, 2005.

Title of class	Name and address of beneficial owner (1)	Amount of beneficial ownership	Percent of class*
Executive Officers & Directors:
Common	Robert DelVecchio 18021 Sky Park Circle, Suite G2 Irvine, California 92614	970,860 shares (2)	3.4% (3)
Common	James Manfredonia 18021 Sky Park Circle, Suite G2 Irvine, California 92614	100,000 shares	0.3%
Common	Richard Falcone 18021 Sky Park Circle, Suite G2 Irvine, California 92614	100,000 shares	0.3%
Total of All Directors and Executive Officers:		1,170,860 shares	3.9%
More Than 5% Beneficial Owners:
Common	Safescript Pharmacies, Inc. (f/k/a RTIN Holdings, Inc.) 911 West Loop 281, Suite 400 Longview, Texas 75604	4,444,444 shares (4)	11.5%

(1)
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

(2)	Mr. DelVecchio is the indirect beneficial owner of 970,860 shares held by Brockington Securities, Inc.

(3)
Included in the calculation of beneficial ownership for Mr. DelVecchio are 350,000 warrants which are exercisable within 60 days. Brockington Securities, Inc. holds 350,000 warrants to purchase 350,000 shares of common stock at the exercise price of $0.60 per share. These warrants are immediately exercisable and expire on June 17, 2009. Mr. DelVecchio is the indirect beneficial owner of the warrants held by Brockington Securities, Inc.

(4)
We filed a lawsuit in Nevada State Court against Safescript Pharmacies, Inc. seeking damages, declaratory relief, to rescind the License and to recover the consideration paid including 4,444,444 shares of our common stock. On March 19, 2004, Safescript Pharmacies, Inc. filed for Chapter 11 bankruptcy protection. We refiled substantially the same claim as an adversary proceeding in Safescript Pharmacies, Inc.’s bankruptcy case pending in the U.S. Bankruptcy court in Tyler, Texas. In July 2004, this case was transferred to the U.S. District Court for the Eastern District of Texas located in Tyler, Texas.

Item 12: Certain Relationships and Related Transactions

Except as disclosed below, none of our directors or executive officers, nor any proposed nominee for election as a director, nor any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to all of our outstanding shares, nor any members of the immediate family (including spouse, parents, children, siblings, and in-laws) of any of the foregoing persons has any material interest, direct or indirect, in any transaction over the last two years or in any presently proposed transaction which, in either case, has or will materially affect us.

1.
Our former CEO, David Parker, founded RxSystems, Inc. (“RxSystems”) in March 2002. In March 2002, RxSystems acquired from the Safescript Pharmacies, Inc. (formerly known as RTIN Holdings, Inc.) the exclusive licensing rights to establish and operate pharmacies under the name “Safescript Pharmacies” throughout California, Oregon, Washington and Alaska. On March 27, 2003, RxSystems assigned to us all of its rights under this exclusive license. We agreed to reimburse Mr. Parker $370,000 for personal funds advanced to secure the License. These funds plus five percent (5%) interest per annum were due and payable in full to Mr. Parker on December 31, 2007. In a termination and settlement agreement entered into with Mr. Parker on February 1, 2005, Mr. Parker agreed to accept $10,000 cash and 494,000 shares of our common stock and release and forever discharge us from all liability associated with this debt.

2.
On November 27, 2003, we entered into an agreement with David Parker to cancel debt owed to him and reported in our financial statements as “Advances due to a shareholder.” Initially, Mr. Parker agreed to release and forever discharge us from all liability associated with this debt and we agreed to transfer, assign, and convey all of our rights under the exclusive license granted by Safescript Pharmacies, Inc. solely for the consolidated statistical metropolitan area of Fresno, California. As a part of this agreement, we agreed to continue to make all payments under the license agreement, including those owed on the Fresno market, until the current existing obligation to Safescript Pharmacies, Inc. for this license regarding the consolidated statistical metropolitan area of Fresno, California is fully paid. This agreement was amended on February 16, 2004. As a result of this amendment to the agreement, Mr. Parker received 220,429 shares of our common stock and released and forever discharged us from all liability associated with this debt. Mr. Parker also relinquished to us all of his rights under the exclusive license granted by Safescript Pharmacies, Inc. solely for the consolidated statistical metropolitan area of Fresno, California.

3.
On April 24, 2003, we entered into an agreement with TPG for the purpose of funding the establishment and operations of pharmacies. Ron Folse, our former Executive Vice President, and A.J. LaSota, our former President and Director each own approximately 19% of TPG. On March 5, 2004, Mr. Folse and Mr. LaSota resigned from all positions of authority in TPG.

4.
On January 26, 2004, we entered into an agreement with Brockington Securities, Inc. (“Brockington”) to act as our financial advisor, investment banker, and placement agent. Our current CEO, Mr. Robert DelVecchio, is the President and CEO of Brockington. Pursuant to this agreement, Brockington received 500,000 shares of our common stock. On June 18, 2004, our board of directors approved an extension for an additional term of eighteen months to the agreement entered into with Brockington. Pursuant to the terms of this extension, Brockington received an additional 150,000 shares of our common stock and warrants to purchase 350,000 shares of our common stock exercisable for a period of five years from the date of issuance at the price of $0.60 per share. In connection with the aforementioned extension, Brockington was granted certain “piggy-back” registration rights relating to the equity instruments issued in June 2004.

5.
On June 17, 2004, we completed an exempt offering to accredited investors pursuant to Rule 506 of Regulation D under the Securities Act and Brockington acted as placement agent for this offering. Upon closing of this offering, Brockington received a commission of $295,670 and expenses in the amount of $8,000.

6.
In December, 2004, we received a loan from Robert James, Inc. (the “Lender”), a company under the control of Mr. Delvecchio, evidenced by a promissory note (“Note”) for the purpose of purchasing inventory for our pharmacies. This Note is for a maximum of $150,000 and matures on the earlier of March 6, 2005 or the date that we are able to consummate an accounts receivable factoring arrangement for our working capital. The outstanding principal amount of this Note bears interest at a rate of three percent (3%) per month. In consideration of this Note, we agreed to pay the Lender an administrative fee of $1,500 and a financing fee of $2,100. In addition to these fees, we agreed to pay the Lender by the fifth day of every month from January 2005 until the principal amount is repaid an administrative fee of $1,875 and a financing fee of $2,675. On February 13, 2005, the loan was paid in full.

7.
On February 1, 2005, we entered into a Termination and Settlement Agreements with Mr. David Parker and Mr. A.J. LaSota. Mr. Parker and Mr. LaSota resigned from their positions as officers and directors. In accordance with the terms of these agreements, Mr. Parker and Mr. LaSota returned to the corporate treasury 5,400,000 and 429,353 shares of our common stock respectively. Also on February 1, 2005, we entered into a Settlement Agreement with Ron Folse, our former Executive Vice President. In accordance with the terms of this agreement, Mr. Folse returned to the corporate treasury 429,353 shares of our common stock.

Item 13: Exhibits

Exhibit Number	Description
3.1	Articles of Incorporation, as amended (1)
3.2	By-laws, as amended (1)
4.1	Sample Share Certificate (1)
5.1	Opinion of Cane Clark LLP, with consent to use (1)
10.1	License Agreement between RTIN Holdings, Inc. and RxSystems, Inc. (2)
10.2	Assignment of Safescript Pharmacies (f/k/a RTIN Holdings, Inc.) License from RxSystems, Inc. to Surforama.com, Inc. (2)
10.3	Amendment to the License Agreement (3)
10.4	Second Amendment to License Agreement (4)
10.5	Agreement for Payment Pursuant to Assignment of License Agreement (3)
10.6	Cancellation of Debt and Assignment Agreement for CMSA of Fresno, CA (5)
10.7	Amendment to Cancellation of Debt and Assignment Agreement for CMSA of Fresno, CA (5)
10.8	Termination and Settlement Agreement with David Parker (6)
10.9	Settlement Agreement with Ronald Folse (6)
10.10	Termination and Settlement Agreement with A.J. LaSota (6)
10.11	Agreement with TPG (5)
10.12	Agreement with TAPG (7)
10.13	Promissory Note with Robert James, Inc.
10.14	Loan and Security Agreement with TAPG LLC
10.15	Secured Promissory Note with VVPH
10.16	Secured Promissory Note with Steven Rosner
10.17	Secured Promissory Note with Steven Rosner
10.18	Accounts Receivable Servicing Agreement with Mosaic Financial Services LLC
10.19	Line of Credit Agreement with Mosaic Financial Services LLC
10.20	Promissory Note with Weil Consulting Corporation
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Previously included as an exhibit to the registration statement filed on Form SB-2 on December 15, 2004
(2)	Incorporated by reference to Current Report on Form 8-K filed May 28, 2003
(3)	Incorporated by reference to Current Report on Form 8-K filed July 21, 2003

(4)	Incorporated by reference to Quarterly Report on Form 10-QSB for the three month period ended August 31, 2003 and filed on October 20, 2003
(5)	Incorporated by reference to Annual report on Form 10-KSB/A for the year ended November 30, 2003 filed on March 23, 2004
(6)	Incorporated by reference to Current Report on Form 8-K filed February 7, 2005
(7)	Incorporated by reference to Current Report on Form 8-K filed April 21, 2004

Item 14: Principal Accountant Fees and Services

Audit Fees

The aggregate fees billed by our auditors for professional services rendered in connection with a review of the financial statements included in our quarterly reports on Form 10-QSB and the audit of our annual consolidated financial statements for the fiscal years ended December 31, 2004 and November 30, 2003 were approximately $91,000 and $52,000 respectively.

Audit-Related Fees

Our auditors did bill additional fees of $33,000 for assurance and related services that are reasonably related to the performance of the audit and review of our Form SB-2 filing with the SEC.

Tax Fees

The aggregate fees billed by our auditors for professional services for tax compliance, tax advice, and tax planning were $20,000 for the fiscal year ended December 31, 2004 and $9,000 for the fiscal year ended November 30, 2003.

All Other Fees

The aggregate fees billed by our auditors for all other non-audit services, such as attending meetings and other miscellaneous financial consulting, for the fiscal year ended December 31, 2004 is approximately $6,000.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

eRXSYS, Inc.

By:          /s/ Robert DelVecchio
                Robert DelVecchio
Chief Executive Officer,
Chief Financial Officer and Director

April 15, 2005

    In accordance with the requirements of the Securities Act of 1933, this registration statement was signed by the following persons in the capacities and on the date stated:

By:
               /s/ Richard Falcone
Richard Falcone
                Director
                April 15, 2005