Form 10QSB
period 2005-03-31
ERXSYS INC
filed 2005-05-23
CIK 1100592

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: March 31, 2005

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period _____________ to ____________

Commission File Number: 000-33165

eRXSYS, Inc.
(Exact name of small business issuer as specified in its charter)

Nevada	98-0233878
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

18021 Sky Park Circle, Suite G2, Irvine, California 92614
(Address of principal executive offices)

949-222-9971
(Issuer’s telephone number)
_______________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [X] Yes [ ] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 40,449,682 common shares as of May 19, 2005

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

PART I - FINANCIAL INFORMATION

Item 1.      Financial Statements

Our unaudited condensed consolidated financial statements included in this Form 10-QSB are as follows:

(a)	Unaudited Condensed Consolidated Balance Sheet as of March 31, 2005.
(b)	Unaudited Condensed Consolidated Statements of Operations for the three month periods ended March 31, 2005 and 2004;
(c)	Unaudited Condensed Consolidated Statements of Cash Flow for the three month periods ended March 31, 2005 and 2004;
(d)	Notes to Unaudited Condensed Consolidated Financial Statements.

These unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-QSB. In the opinion of management, all adjustments (which, except as described in Note 3 to the accompanying condensed consolidated financial statements, consist only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the interim period ended March 31, 2005 are not necessarily indicative of the results that can be expected for the full year.

eRXSYS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
MARCH 31, 2005
UNAUDITED

ASSETS

Current Assets
Cash	$29,995
Inventories	246,508
Prepaid expenses and other assets	25,294

301,799

Property and Equipment, net	524,390

$826,189

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable and accrued liabilities	$1,071,781
Line of Credit	219,287
Notes payable to related parties and stockholders	1,303,465

2,594,533

Minority Interest	635,768

Commitments and contingencies

Stockholders' Deficit
Preferred shares; par value $0.001 per share;
authorized 5,000,000 shares; no preferred shares issued
and outstanding	-

Common shares; par value $0.001 per share;
authorized 70,000,000 shares; 38,688,682 common shares issued and
outstanding	45,205

Subscribed Stock	494

Treasury Stock	(6,514)

Additional paid-in capital, net	9,303,027

Deferred compensation	(98,400)

Accumulated deficit	(11,647,923)

Stockholders' deficit	(2,404,111)

$826,189

See accompanying notes to condensed consolidated financial statements.

eRXSYS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
UNAUDITED

	THREE	THREE
	MONTHS ENDED	MONTHS ENDED
	MARCH 31, 2005	MARCH 31, 2004

GROSS SALES	$648,402	$79,668

COST OF SALES	(525,897)	(217,393)

GROSS PROFIT	122,505	(137,725)

OPERATING EXPENSES
Salaries and related	260,795	234,103
Consulting and other compensation	451,826	716,758
Selling, general and administrative	387,870	254,161
Impairment of intangible asset	-	2,977,448
Restructuring Charges	193,881	-
TOTAL OPERATING EXPENSES	1,294,372	4,182,470

LOSS FROM OPERATIONS	(1,171,867)	(4,320,195)

OTHER (EXPENSE) INCOME
Interest expense	(8,294)	(13,728)
Interest income	-	1,231
Other expense	(30,255)	-
Forgiveness of debt	48,878	-
TOTAL OTHER INCOME (EXPENSE)	10,329	(12,497)

LOSS BEFORE MINORITY INTEREST	(1,161,537)	(4,332,692)
MINORITY INTEREST	57,640	95,627

NET LOSS	$(1,103,898)	$(4,237,065)

Basic and diluted loss per common share	$(0.03)	$(0.12)

Basic and diluted weighted average number of common shares outstanding	40,876,237	36,200,802

See accompanying notes to condensed consolidated financial statements.

eRXSYS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED

	THREE	THREE
	MONTHS ENDED	MONTHS ENDED
	MARCH 31, 2005	MARCH 31, 2004

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(1,103,898)	$(4,237,065)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization of property and equipment	78,492	5,341
Amortization of deferred consulting fee	118,800	178,800
Loss on settlement of debt	87,960	-
Impairment of intangible asset	-	2,977,448
Minority interest in net loss of Joint Venture	(57,640)	(95,627)
Issuance of common stock for services	71,249	468,000
Changes in operating assets and liabilities:
Inventories	(88,499)	13,234
Prepaid expenses and other current assets	9,518	7,560
Other assets	-	(400)
Accounts payable and accrued liabilities	241,089	38,146
Related party payable	-	2,936

Net cash used in operating activities	(642,929)	(641,627)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	137,312	(64,048)

Net cash used in investing activities	137,312	(64,048)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of notes payable	-	200,000
Proceeds from the issuance of line of credit	500,000	-
Proceeds from the issuance of notes payable to related parties and shareholders	355,000	-
Principal repayments on line of credit	(280,713)	-
Principal repayments on notes payable	-	(20,722)
Principal repayments on notes payable to related parties and shareholders	(125,000)	-
Issuance of common stock in connection with issuance of notes payable	-	9,450
Minority interest	-	664,213

Net cash provided by financing activities	449,287	852,941

Net increase in cash	(56,330)	147,266

Cash at beginning of period	86,325	710,442

Cash at end of period	$29,995	$857,708

Supplemental disclosure of cash flow information-
Cash paid during the quarter for:

Interest	$16,627	$13,728

Please refer to the accompanying notes to the condensed consolidated financial statements for information regarding non-cash investing and financing activities.

See accompaning notes to condensed consolidated financial statements.

eRXSYS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED
March 31, 2005

1.   ORGANIZATION AND BASIS OF PRESENTATION

eRXSYS, Inc. was organized as a Nevada corporation on October 22, 1999 under the name Surforama.com, Inc. (“Surforama”). In October 2003, the Company changed its name to eRXSYS, Inc. (“eRXSYS”). The Company is engaged in the business of operating pharmacies that specialize in the dispensing of highly regulated pain medication that allows physicians to transmit prescriptions from a wireless hand-held device or desktop computer directly to our dedicated pharmacies, thus eliminating or reducing the need for paper prescriptions. Because the focus is on physicians whose practice necessitates that they frequently prescribe medication to manage their patients’ chronic pain, non-prescription drugs, or health and beauty related products such as walking canes, bandages and shampoo are not typically kept in inventory. We derive our revenue from the sale of prescription drugs. The majority of the business is derived from physicians who transmit prescriptions directly to our store electronically. “Walk-in” prescriptions from physicians are limited.

In April 2003, the Company entered into a joint venture with TPG Partners, L.L.C. (“TPG”) to form Safescript Pharmacies of California, L.L.C. (“Joint Venture”). This Joint Venture was formed to establish and operate pharmacies. The Company owns 51% of the Joint Venture with TPG owning the remaining 49% (minority owner). In June 2003, the Joint Venture formed a wholly owned subsidiary, Safescript of California, Inc. (“Safescript”), to own and operate the pharmacies. Effective September 8, 2004, Safescript filed amended articles of incorporation and changed its name to Assured Pharmacies, Inc. (“API”).

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

eRXSYS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED
March 31, 2005

1.    ORGANIZATION AND BASIS OF PRESENTATION (continued)

Going Concern Considerations

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business. As of March 31, 2005, the Company had an accumulated deficit of approximately $11.6 million, recurring losses from operations and negative cash flow from operating activities for the three months then ended of approximately $643,000.

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

In response to these problems, management has taken the following actions:
.
•
The Company suspended the development of new pharmacies for a period of time in order to evaluate the potential in existing pharmacies and, where needed, restructure current operations. (See Note 7 for additional information).

•	The Company is aggressively signing up new physicians.
•	The Company is seeking investment capital through the public markets (See Note 6 for additional information).
•	The Company implemented a new marketing strategy to attract business.

eRXSYS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED
March 31, 2005

1.     ORGANIZATION AND BASIS OF PRESENTATION (continued)

Basis of Presentation

The management of the Company, without audit, prepared the condensed consolidated financial statements for the three months ended March 31, 2005 and 2004. The information furnished has been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial reporting. Accordingly, certain disclosures normally included in financial statements prepared in accordance with GAAP have been condensed and consolidated or omitted. In the opinion of management, all adjustments considered necessary for the fair presentation of the Company's financial position, results of operations and cash flows have been included and (except as described in Note 3) are only of a normal recurring nature. The results of operations for the three months ended March 31, 2005 are not necessarily indicative of the results of operations for the year ending December 31, 2005.

The consolidated financial statements include the accounts of eRXSYS, Inc., its wholly owned subsidiary, API, its 51% owned Joint Venture, and its 75% owned APNI. The Company has control over the Joint Venture and APNI. All significant inter-company accounts and transactions have been eliminated in consolidation.

These condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements as of December 31, 2004, which are included in the Company’s Annual Report on Form 10-KSB that was filed with the Securities and Exchange Commission (the “SEC”) on April 15, 2005.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Inventories

As of March 31, 2005, inventories are stated at the lower of cost (first-in, first-out) or estimated market, and consist primarily of pharmaceutical drugs. Market is determined by comparison with recent sales or net realizable value. Net realizable value is based on management’s forecasts for sales of the Company’s products or services in the ensuing years and/or consideration and analysis of changes in customer base, product mix, payor mix, third party insurance reimbursement levels or other issues that may impact the estimated net realizable value. Management regularly reviews inventory quantities on hand and records a reserve for shrinkage and slow-moving, damaged and expired inventory, which is measured as the difference between the inventory cost and the estimated market value based on management’s assumptions about market conditions and future demand for the Company’s products.

eRXSYS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED
March 31, 2005

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Inventories (continued)

Such reserve was insignificant to the accompanying condensed consolidated financial statements. Should the demand for the Company’s products prove to be significantly less than anticipated, the ultimate net realizable value of the Company’s inventories could be substantially less than reflected in the accompanying condensed consolidated balance sheet.

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

eRXSYS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED
March 31, 2005

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Long-Lived Assets (continued)

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

Revenue Recognition

The Company generates revenue from prescription drug sales which are reimbursable by third-party insurance carriers and government agencies. The Company’s ultimate expected revenue may be adjusted for contractual allowances by these third-party insurance carriers and/or government agencies, and are adjusted to actual as cash is received and charges are settled. The Company is monitoring its revenues from these sources and is creating several criteria in developing a historical trend analysis based on actual claims paid in order to estimate these potential contractual allowances on a monthly basis. Since the Company is considered to be in the startup stage and lacks sufficient operational history, management is unable to determine the fixed settlement of such revenue. Therefore, the Company is recognizing revenue on a cash basis until such time as management has developed the history and trends to estimate potential contractual adjustments. On an accrual basis, the Company would have recorded additional revenue of approximately $170,000 and $125,000 for the quarters ending March 31, 2005 and 2004, respectively.

The Company accounts for shipping and handling fees and costs in accordance with EITF 00-10 “Accounting for Shipping and Handling Fees and Costs.” Such fees and costs are immaterial to the operations of the Company.

eRXSYS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED
March 31, 2005

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Exit and Disposal Activities

The Company accounts for expenses related to non-discretionary restructuring activities (including workforce reductions) in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit and Disposal Activities.”  GAAP prohibits the recognition of an exit-activity liability until (a) certain criteria (which demonstrate that it is reasonably probable that a present obligation to others has been incurred) are met, and (b) the fair value of such liability can be reasonably estimated.  The Company recorded a restructuring charge of approximately $194,000 in the quarter ended March 31, 2005.  See Note 7 for additional information.

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

eRXSYS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED
March 31, 2005

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Stock-Based Compensation (continued)

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

SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of SFAS No. 123," was issued in December 2002 and is effective for fiscal years ending after December 15, 2002. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. At March 31, 2005 the Company has one stock-based employee compensation plan.

	Three Months Ended March 31,
	2005	2004

Net loss applicable to common stockholders:
As reported	$(1,103,898)	$(4,237,692)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(4,500)	(9,263)
Pro forma	$(1,108,398)	$(4,246,955)

Basic and diluted loss per common share:
As reported	$(0.03)	$(0.12)
Pro forma	$(0.03)	$(0.12)

The above proforma effects of applying SFAS 123 are not necessarily representative of the impact on the results of operations for future years.

eRXSYS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED
March 31, 2005

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Basic and Diluted Loss Per Common Share

The Company computes loss per common share using SFAS No. 128 “Earnings Per Share”. Basic loss per share is computed by dividing net loss applicable to common shareholders by the weighted average number of common shares outstanding for the reporting period. Diluted loss per share reflects the potential dilution that could occur if securities or other contracts, such as stock options and warrants to issue common stock, were exercised or converted into common stock. There were no dilutive potential common shares at March 31, 2005 or 2004. Because the Company has incurred net losses and there are no potential common shares, basic and diluted loss per common share are the same.

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

3.    INTANGIBLE ASSETS

In 2003, the Company acquired the rights to an exclusive license ("License") to operate Safescript Pharmacies in California, Oregon, Washington, and Alaska from Safescript Pharmacies, Inc., formerly known as RTIN Holdings, Inc., (the "Licensor"). In connection with this transaction, the Company assumed a note payable to the Licensor

eRXSYS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED
March 31, 2005

3.   INTANGIBLE ASSETS (continued)

(See Note 5), executed a new note payable with one of its shareholders who was also its chief executive officer (See Note 5) and paid $370,000 in cash.

On March 12, 2004, the Company entered into a technology license agreement ("Technology License") with Network Technology, Inc. ("RxNT"). The Technology License grants the Company the right to use RxNT’s e-prescribing technology under the Company’s brand name "Assured Script". Pursuant to the Technology License agreement, the Company paid RxNT $50,000 at the execution of the agreement and $50,000 at the launch of the Company’s branded pharmacy. As of March 31, 2005, the Company has paid $100,000 which has been recorded in property and equipment in the accompanying condensed consolidated balance sheet.

On March 17, 2004, the Company filed a lawsuit in Nevada State Court against the Licensor seeking damages, declaratory relief, to rescind the License and to recover the consideration paid therefore. On March 19, 2004, the Licensor filed for Chapter 11 bankruptcy protection. The litigation in Nevada State Court has been stayed by reason of the Licensor filing for bankruptcy. The Company refiled substantially the same claim as an adversary proceeding in the Licensor’s bankruptcy case, now pending in the U.S. Bankruptcy court in Tyler, Texas. During the quarter ended March 31, 2004, management determined that the License was 100% impaired based on (a) the uncertainty of the Licensor’s ability to continue as a going concern, which creates substantial doubt about the Licensor’s ability to continue to support their e-prescribing technology, (b) the Company’s dispute with the Licensor, and (c) the Company’s implementation of the RxNT technologies at its first two pharmacies.

4.    LINE OF CREDIT

In February 2005, the Company entered into an accounts receivable servicing agreement and a Line of Credit agreement (the “LOC”). These agreements allow the Company to secure financing for inventory purchases over an extended period of time. Under the terms of the LOC agreement, the Company can draw a maximum of $500,000 to purchase inventory. Beginning July 1, 2005, the LOC limit will be increased to $700,000. These agreements are for one year term and shall automatically renew unless either party provides notice of termination within 180 days prior to the end of the effective term. The LOC has an interest rate of 1.25% on the maximum amount outstanding. The LOC is substantially secured by all of the Company's existing and future assets.

eRXSYS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED
March 31, 2005

5.    NOTES PAYABLE TO RELATED PARTY AND STOCKHOLDERS

The Company assumed a note payable (“Note A”) of approximately $3,177,000 in connection with acquisition of a License (See Note 3), of which $2,000,000 was converted into 4,444,444 shares of the Company’s restricted common stock. The remaining balance of approximately $1,177,000 is payable in monthly installments of $25,000 including interest at 5% per annum with a balloon payment of approximately $802,000 due in December 2004. Note A is secured by the License. At March 31, 2005, the total outstanding principal balance of Note A approximated $1,013,000, and monthly installments were fourteen months in arrears due to the Company’s dispute with the Licensor (see Note 3).

The Company entered into a note payable (“Note B”) with its former Chief Executive Officer (“Former CEO”) for $370,000 in connection with the acquisition of a License (see Note 3). Note B accrued interest at a fixed rate of 5% per annum. Note B was secured by the License and matures in December 2007. In a termination and settlement agreement entered into with the Former CEO on February 1, 2005, the Former CEO agreed to accept $10,000 cash, 494,000 shares of restricted common stock and 1,300,000 of warrants to purchase shares of the Company’s common stock and forever discharge the Company from all liability associated with this debt. Accordingly, the Company has recorded a credit to subscribed stock for $494 and a credit to additional paid in capital for $118,006 (the estimated fair value of the stock based on the trading price on the settlement date), recorded a credit to additional paid in capital for $329,000 (estimated fair value of the warrants based on the Black-Scholes pricing model on the settlement date) and recorded a loss on settlement of debt of $87,960. At March 31, 2005, the Company has not paid the former CEO the remaining $10,000 principal balance on Note B.

In January 2005, the Company entered into a note payable (“Note C”) with TAPG for $270,000 in connection with establishing pharmacies in the Northwestern United States (see Note 3). Note C is to be funded by TAPG LLC in monthly installments of $45,000 up to a maximum of $270,000. Note C accrues interest at a fixed rate of 7% per annum. Note C is secured by the assets of the Northwestern pharmacies of APNI, which eRXSYS has a controlling interest of 75%. However, the Company has received only $40,000 during the first quarter of 2005.

During the first quarter of 2005, the Company entered into four 90 day note payables with three separate stockholders. Three of the notes totaling $190,000 are unsecured and have a fixed interest rate of 3% per annum. The remaining note in the amount of 50,000 is unsecured and has a fixed interest rate of 7.5% per annum.

During the quarter ended March 31, 2005, the Company repaid the balance of a note payable of $125,000 to a Company that is owned by the Company's current chief executive officer.

eRXSYS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED
March 31, 2005

6.    EQUITY TRANSACTIONS

Common Stock

During the three months ended March 31, 2005, the Company commenced an exempt offering of units to accredited investors pursuant to Rule 506 of Regulation D under the Securities Act. This offering is currently ongoing. Each unit is priced at $0.80 and consists of two shares of restricted common stock and one warrant to purchase one share of restricted common stock at an exercise price of $0.60 exercisable for thirty six months after the close of the offering. Subsequent to March 31, 2005, the Company has received proceeds of $514,200 from 9 accredited investors for a total of 642,750 units.

During the three months ended March 31, 2005, the Company issued 100,000 shares of restricted common stock to two consultants in connection with services rendered valued at $38,000 (estimated to be the fair value based on the trading price on the issuance date).

During the three months ended March 31, 2005, the Company issued 124,997 shares of restricted common stock to four independent members of the company’s board of directors for services rendered valued at approximately $41,500 (estimated to be the fair value based on the trading price on the issuance date).

On February 1, 2005, the Company entered into three settlement agreements with three former executive. In accordance with the agreement, the former executives agreed to return 6,514,214 shares of common stock to the Company and the Company agreed to release such former executives from any future liabilities.

7.  RESTRUCTURING COSTS

Because the Company’s revenue and operating margin had not grown in line with managements original expectations, the Company adopted a non-discretionary restructuring plan that resulted in a workforce reduction and other cost reductions (collectively, the “Restructuring”) intended to strengthen the Company’s future operating performance. The Company has implemented the Restructuring during the fourth quarter of calendar 2004 through the first quarter of 2005.  The Company’s total charge related to this Restructuring was approximately $242,000, which $48,000 was recognized in the fourth quarter of 2004 and $194,000 for the first quarter of 2005.

The Restructuring charge recognized during the first quarter of 2005 is comprised primarily of fixed asset write-offs from the termination of construction work for the Regional Office build in Fort Worth, Texas and the pharmacy build in Santa Monica, California. The Company accounts for the costs associated with exiting an activity, including costs in accordance with SFAS 146.

eRXSYS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED
March 31, 2005

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

On April 14, 2004, a former officer filed a lawsuit against the Company in Orange County California Superior Court. The former officer is seeking additional compensation in the amount of $213,000 and other relief that the court deems just and appropriate. This lawsuit is in the early stages and its outcome is not reasonably predictable. Management believes the lawsuit is without merit and the Company is aggressively defending this case.

Other than as disclosed herein, the Company is not currently involved in any litigation which it believes could have a material adverse effect on its financial position or results of operations.

eRXSYS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED
March 31, 2005

9.  LOSS PER COMMON SHARE

The following is a reconciliation of the numerators and denominators of the basic and diluted loss per common share computations for the three months ended March 31:

	2005	2004

Numerator for basic and diluted loss per common share:
Net loss charged to common stockholders	$(1,103,898)	$(4,237,065)

Numerator for basic and diluted loss per common share:

Weighted average number of shares outstanding	40,876,237	36,200,802
Basic and diluted loss per common share	$(0.03)	$(0.12)

10.    SUBSEQUENT EVENTS

In April 2005, the Company entered into a billing and collection services agreement for all Workers Compensation related issues with Pacific Health Billing Services, Inc (PHBS). Under the terms of the contract, PHBS will provide settlement presentation before the Workers Compensation Appeals Board. These services will assist in the Company’s effort to collect on pass workman’s comp related transactions and any pharmaceutical claims.

Subsequent to March 31, 2005, the Company issued 1,500 shares of restricted common stock in connection with consulting services rendered by a member of our advisory board. Such shares are valued at $495 (estimated to be the fair value based on the trading price on the issuance date). These shares were issued pursuant to Section 4(2) of the Securities Act.

Subsequent to March 31, 2005, the Company issued 494,000 shares of restricted common stock to the Former CEO pursuant to a settlement agreement entered into on February 1, 2005 (see Note 5). These shares were issued pursuant to Section 4(2) of the Securities Act.

Item 2.     Management’s Discussion and Analysis

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

Management’s Discussion and Analysis

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

The catalyst for the decision to suspend the development of new pharmacies was substantially attributable to a lack of sufficient cash to fund the expenses associated with the development of new pharmacies. We incurred significant expenditures in connection with purchases of inventory for our existing pharmacies. As sales increased, a time gap developed between inventory replenishing and accounts receivable. Nearly all of our pharmacy sales are to customers whose medications were covered by health benefit plans and other third party payors. As a result, we typically do not receive cash for our sales at the time of transactions and are dependent on health benefit plans to pay for all or a portion of our customers’ prescription purchases. There is a significant delay from the time of a customer’s purchase of medication to the time when we receive payment for the customer’s purchase from a health benefit plan or other third party payor.

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

Following our period of evaluation, management cited our previous marketing practice as an area for improvement. Our prior marketing strategy consisted exclusively of making sales calls in person at physicians’ offices to secure business. During the three months ended March 31, 2005, management successfully implemented a new marketing strategy that dramatically expanded our efforts to attract business. Our current marketing strategy is targeted to physicians, new customers, and existing customers. With respect to new customers, we are offering a $10.00 coupon to be applied toward the customers first prescription filled at any of our pharmacies and a $5.00 gift card at any Starbucks location. With respect to our current customers, we commenced a promotion through direct mailing. We are offering our current customers a $10.00 coupon to be applied toward the purchase of prescription drugs for any prescription that is transferred to one of our pharmacies. In addition, we will hold a monthly drawing at each pharmacy for those customers that transferred a prescription and the winner will receive a $150.00 gift card. We have also recently commenced a direct mailing campaign to physicians informing them of our pharmacy operations. In an attempt to build more name recognition, we have created brochures and posters that are available in physicians’ waiting rooms.

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

Currently, we generate reoccurring business from approximately 38 physicians and 10 of those physicians account for approximately 83% of all prescriptions filled at our pharmacies. The number of physicians that send repeat business to our pharmacies has increased from September 2004 when at that time we generated repeat business from approximately 32 physicians and 10 of those physicians account for approximately 81% of all prescriptions. We anticipate that our marketing efforts to physicians will result in additional physicians transmitting prescriptions to our pharmacies over the next several months.

Additionally, our two pharmacy locations in California have experienced difficulty participating in California’s Medicaid program, known as Medi-Cal. Medicaid is a federal/state program that provides health coverage, including prescription drug coverage to the needy. Each state’s Medicaid program is different, and some states impose limitations on the pharmacies that may serve the Medicaid population. In order to participate in Medicaid programs, each pharmacy must enroll as a participating supplier. The application process required to enroll as a participating supplier in Medi-Cal is onerous. We submitted our application and have not received any response at the present time. Under California law, applicants are assigned a temporary contract number if no response is received for a six month period after an application has been submitted. The receipt of a temporary contract number allows applicant to bill for services rendered until such time that their application is denied or they are assigned a permanent contract number. During the application process and until such time that we are assigned a temporary contract number, our two pharmacies in California are unable to fill prescriptions for customers who obtain health coverage through Medi-Cal because our pharmacies are not sanctioned as a participating pharmacy. We anticipate that we will have a decision on our application some time prior to August 31, 2005 and/or receive a temporary contract number by June 30, 2005. Given that we should have a decision on our application shortly, our management has ceased all efforts at this time to acquire a pharmacy that has a current billing relationship with Medi-Cal.

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

To further strengthen our corporate infrastructure and improve our operations, we appointed John Eric Mutter as Chief Operating Officer on May 11, 2005. Prior to his appointment as Chief Operating Officer, Mr. Mutter served as a consultant providing technology and information systems support.

Results of Operations for the Three Months Ended March 31, 2005 and March 31, 2004

Revenues. On the cash basis of accounting, our total revenue reported for the quarter ended March 31, 2005 was $648,402, an increase of 714% from $79,668 for the quarter ended March 31, 2004. The dramatic increase in revenue growth is primarily attributable to the establishment of additional pharmacies to generate revenue. We had only one operating pharmacy as of March 31, 2004, compared to four operating pharmacies as of March 31, 2005. Our management also attributes the implementation of our new marketing strategy to our increased revenue over prior quarters. Since the implementation of our new marketing strategy in the reporting period, our four pharmacies filled an average of 346 prescriptions per week, an increase of approximately 36% from the three month period ended December 31, 2004.

We are in the process of monitoring our revenues and are creating several criteria in developing a historical trend analysis based on actual claims paid in order to estimate potential contractual allowances on a monthly basis. Given that we are considered to be in the startup stage and lack sufficient operational history, we are unable at this time to determine the fixed settlement of our revenue. Therefore, we are recognizing revenue on a cash basis until such time that management can develop the history and trends necessary to estimate potential contractual adjustments. On an accrual basis, we would have recorded additional revenue of approximately $170,000 for the quarter ended March 31, 2005. As we implement our business plan, we anticipate that our revenues will continue to increase.

Cost of Sales. The total cost of sales increased to $525,897 for the quarter ended March 31, 2005, an increase of 142% from $217,393 for the quarter ended March 31, 2004. The price on a per unit basis of pharmaceuticals has remained relatively stable between the three months ended March 31, 2004 and 2005. The increase in the cost of sales (primarily pharmaceuticals) was due to the four pharmacies purchasing and replenishing the inventory supply during the current quarter versus having only one pharmacy in operation for the same quarter of the prior year.

Gross Profit. Gross Profit increased to $122,505, or 19% of gross sales, for the quarter ended March 31, 2005, an increase of 189% from a loss of $137,725, or (173%) of gross sales, for the quarter ended March 31, 2004. The growth of gross profit is largely attributable to all four stores focused on servicing the profitable segments of the specialty pain market. This quarter represents the first reporting period that we reported gross profits.

Operating Expenses. Operating expenses decreased to $1,294,372 for the quarter ended March 31, 2005, a decrease of (69%) from $4,182,470 for the quarter ended March 31, 2004. Our operating expenses for the quarter ended March 31, 2005 consisted of salaries and related expenses of $260,796, consulting and other compensation of $451,826, selling, general and administrative expenses of $387,870, and a restructuring charge of $193,881. Our operating expenses for the same quarter last year consisted of salaries and related expenses of $234,103, consulting and other compensation of $716,758, selling, general and administrative expenses of $254,161, and $2,977,448 for the impairment of an intangible asset.

This decrease in operating expenses was primarily attributable to a write off in the first quarter of 2004 of $2,977,448 due to the impairment of a license. Our consulting and other compensation expenditures decreased significantly because we now engage fewer consultants and a small number of consultants were retained as employees that currently receive salary. As a result, our management anticipates that expenditures for consulting services will continue to decrease.

Loss on Discontinued Operations. There were two significant transactions during the quarter ended March 31, 2005. First, we terminated our lease on the property located in Santa Monica, California following our management’s decision to suspend the development of new pharmacies. Second, we closed our regional office located at 420 Throckmorton Street, Suite 620, Ft. Worth, Texas, 76102 during the reporting period in an attempt to reduce expenses. During the quarter ended March 31, 2005, we incurred $193,881 in costs related to the termination of these leases and the wind-down of these locations. In addition to these costs, we also recognized $48,878 for the forgiveness of debt associated with the successful resolution of the lease obligations. Due to a significant net operating loss, we anticipate no tax liability or benefit from these closures.

Net Loss. Net loss for the quarter ended March 31, 2005 decreased to $1,103,898, a decrease of (74%) from $(4,237,065) for the quarter ended March 31, 2004. This decrease was primarily due to no significant write-offs, as compared to the first quarter of 2004 when we wrote of $2,977,448 due to the impairment of a license.

Our basic and diluted loss per common share for the quarter ended March 31, 2005 decreased to $(0.03), a decrease of (76%) from $(0.12) for the quarter ended March 31, 2004.

Assets

As of March 31, 2005, we had total assets of $826,189. Cash decreased to $29,996 for the quarter ended March 31, 2005, a decrease of $827,712 from $857,708 for the quarter ended March 31, 2004. The decrease in cash was primarily due to purchasing start-up inventory, equipment, and the leasehold construction of the three additional pharmacies.

Inventory for the quarter ended March 31, 2005 increased by $221,694, or 893%, from the quarter ended March 31, 2004. This increase in inventory is directly associated to the sales demand relative to the establishment of three additional operating pharmacies. In addition, as we increase the number of physicians scripting to our stores, we expected additional inventory may be required to meet the needs of their patients.

Property and equipment for the quarter ended March 31, 2005 increased by $388,027, or 285%, from the quarter ended March 31, 2004. The increase in property and equipment is attributed to the build out of three additional pharmacies during the fiscal year 2004, which required computer systems, furniture, fixtures, and leasehold improvements.

Liabilities and Stockholders Deficit

Our total liabilities as of March 31, 2005 were $2,594,533. Our liabilities consisted of current liabilities of $2,584,533 and $10,000 due to our former chief executive officer under a termination and settlement agreement entered into on February 1, 2005. The notes payable to RTIN, recorded in the current liabilities section of the consolidated balance sheet, amounts to $1,013,465. In addition, $219,287 of the $500,000 line of credit was utilized during the quarter.

Accounts payable and accrued liabilities for the quarter ended March 31, 2005 increased by $903,861 from March 31, 2004. This increase is primarily attributable to the new pharmacies opened, start-up inventory, and the build out of our corporate infrastructure.

Our operations were primarily funded through debt and equity financings. Stockholders’ deficit was $2,404,111 as of March 31, 2005.

Liquidity and Capital Resources

As of March 31, 2005, we maintained $29,996 in cash which primarily resulted from funds raised in the private offering of common stock and receivables financing. This cash was used, among other things, to fund additional working capital needs, support the establishment of our corporate infrastructure, and to pay for additional purchases of inventory.

During the quarter ended March 31, 2005, net cash used in operating activities was $642,929, net cash used in investing activity was $137,312, and net cash provided by financing activities was $449,287.

During the quarter ended March 31, 2005, our management anticipated that the current cash on hand was sufficient for us to operate our four existing pharmacies at the current level through this quarter. Following a period of evaluation and restructuring, our management has taken aggressive steps to reduce our operating costs which include the following:

•	We closed our regional office located in Ft. Worth, Texas.
•	In January 2005, we relocated our corporate headquarters to a new location.
•	We reduced our staff from nineteen full time employees in December 2004 to fourteen at the present time.
•	We reduced expenses by suspending the development of new pharmacies and terminating certain leases.

The cost reducing actions set forth above are estimated to reduce our operating expenses on an annual basis by approximately $1,024,000. The breakdown of these projected cost reductions is as follows:

Costs Reducing Action	Annualized Savings
Closure of the Ft. Worth Regional Office	$ 139,295
Relocation of corporate headquarters	85,200
Reduction in full time employees	567,508
Reduced expense by suspending development of new pharmacies	232,016
Total Projected Cost Savings on an Annualized Basis	1,024,019

Our operations since December 31, 2004 have been primarily funded through debt and equity financings. In addition to the agreements entered into for the purpose of financing inventory purchases, we have entered into several loan and security agreements to fund our operations. The following table summarizes those other loan and security agreements we have entered into since December 31, 2004:

Lender	Execution Date	Amount	Annual Interest Rate	Maturity Date
TAPG LLC	1/27/05	$270,000	7%	1/14/06
VVPH	2/4/05	$50,000	3%	8/8/05
Steven Rosner	2/10/05	$50,000	3%	8/8/05
Steven Rosner	2/16/05	$90,000	3%	8/8/05
Weil Consulting Corp.	3/11/05	$50,000	7.5%	8/11/05

Under the terms of the loan agreement with TAPG LLC, they were to initially advance $45,000 and thereafter advance six monthly payments in the amount of $45,000. Currently, we received only $40,000.

The maturity dates on the promissory notes entered into with VVPH and Steven Rosner previously were the earlier of May 8, 2005 or such date that we consummate an accounts receivable factoring arrangement. Subsequent to the reporting period, we were able to extend the maturity dates on the loans from VVPH and Steven Rosner an additional 90 days. We were also able to receive a 90 day extension on the loan from Weil Consulting Corp.

The underlying drivers that resulted in material changes and the specific inflows and outflows of cash in the quarter ended March 31, 2005 are as follows:

a.	Our inventory level increased with the addition more physicians. We continually track inventory usage and adjust inventory levels to market requirements.

b.	Increases in accounts payable are the result of expenses and fees associated with the significant expansion of all four pharmacies into various niche pain management centers.

c.
We obtained financing from the issuance of common stock. Our management believes that additional issuance of stock and/or debt financing will be required to provide us with working capital and a positive cash flow for the remainder of 2005.

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

Off Balance Sheet Arrangements

As of March 31, 2005, there were no off balance sheet arrangements. Please refer to the Commitment and Contingency footnote to the Company’s consolidated financial statements included elsewhere herein.

Going Concern

The accompanying consolidated financial statements have been prepared assuming we will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As of March 31, 2005, we had an accumulated deficit of approximately $11.6 million, largely due the establishment of additional pharmacies and the establishment of a regional corporate office in Fort Worth, Texas, which is now closed.

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

In response to these problems, management in coordination with our board of directors has taken the following actions:

•	We suspended the development of new pharmacies for a period in order to evaluate the potential in existing pharmacies and, where needed, restructure current operations.
•	We are aggressively signing up new physicians.
•	We implemented a new marketing strategy to attract business.
•	We are seeking investment capital through the public markets.

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

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or estimated market, and consist primarily of pharmaceutical drugs. Market is determined by comparison with recent sales or net realizable value. Net realizable value is based on management’s forecasts for sales of our products or services in the ensuing years and/or consideration and analysis of changes in customer base, product mix, payor mix, third party insurance reimbursement levels or other issues that may impact the estimated net realizable value. Management regularly reviews inventory quantities on hand and records a reserve for shrinkage and slow-moving, damaged and expired inventory, which is measured as the difference between the inventory cost and the estimated market value based on management’s assumptions about market conditions and future demand for our products. Such reserve was insignificant to the accompanying consolidated financial statements. Should the demand for our products prove to be significantly less than anticipated, the ultimate net realizable value of our inventories could be substantially less than reflected in the accompanying consolidated balance sheet.

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

Long-Lived Assets

In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 144,"Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.” SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. If the cost basis of a long-lived asset is greater than the projected future undiscounted net cash flows from such asset, an impairment loss is recognized. Impairment losses are calculated as the difference between the cost basis of an asset and its estimated fair value. SFAS No. 144 also requires companies to separately report discontinued operations, and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment or in a distribution to owners) or is classified as held for sale. Assets to be disposed of are reported at the lower of the carrying amount or the estimated fair value less costs to sell.

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

Intangible Assets

Statement of Financial Accounting standard (“SFAS”) No. 142,"Goodwill and Other Intangible Assets", which was effective for fiscal years beginning after December 15, 2001, addresses how intangible assets that are acquired individually or with a group of other assets should be accounted for upon their acquisition and after they have been initially recognized in the financial statements. SFAS No. 142 requires that goodwill and identifiable intangible assets that have indefinite lives not be amortized but rather be tested at least annually for impairment, and intangible assets that have finite useful lives be amortized over their estimated useful lives.

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

Revenue Recognition

We recognize revenue on a cash basis when we receive payments from third-party insurance carriers or government agencies. The prices that we are paid for prescription drugs are agreed upon upfront; however, insurance carriers and/or governmental agencies can adjust the contractual price. As a result, we do not have a fixed price at the time of sale. We are monitoring the historical trend of these contractual adjustments to develop a reasonable and conservative allowance for these adjustments. We anticipate that we will switch to the accrual basis of revenue recognition in the second half of 2005.

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

Item 3.     Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2005. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Mr. Robert DelVecchio. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2005, our disclosure controls and procedures are of limited effectiveness.

Since the fiscal year ended on December 31, 2004, we have implemented significant changes in our internal controls over financial reporting that are reasonably likely to positively affect such controls. The internal reporting systems which include virus security and auditing tools that our pharmacies utilize have been upgraded. As a result, we are now able to collect information and verify its accuracy significantly quicker.

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

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings

From time to time, we may be involved in various claims, lawsuits, and disputes with third parties, actions involving allegations of discrimination or breach of contract actions incidental to the normal operations of the business.

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

There have been no material developments in the ongoing legal proceedings previously reported in which we are a party. A complete discussion of our ongoing legal proceedings is discussed in our annual report on Form 10-KSB for the year ended December 31, 2004.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

During the first quarter of 2005, we commenced an exempt offering of units to accredited investors pursuant to Rule 506 of Regulation D under the Securities Act. This offering is currently ongoing. Each unit is priced at $0.80 and consisted of two shares of restricted common stock and one warrant to purchase one share of restricted common stock at an exercise price of $0.60 exercisable for thirty six months after the close of the offering. Subsequent to March 31, 2005, we received proceeds of $514,200 from 9 accredited investors for a total of 642,750 units. No commissions were paid on the issuance of these shares. Each purchaser represented his or her intention to acquire the securities for investment only and not with a view toward distribution. Each investor was given adequate information about us to make an informed investment decision. We did not engage in any general solicitation or advertising. The stock certificates, when issued, will have the appropriate legends affixed to the restricted stock.

During the first quarter of 2005, we issued 100,000 shares of restricted common stock to two consultants in connection with services rendered. These shares were issued pursuant to Section 4(2) of the Securities Act. We did not engage in any general solicitation or advertising. The stock certificates were issued with the appropriate legends affixed to the restricted stock.

During the first quarter of 2005, we issued 124,997 shares of restricted common stock to four independent members of our board of directors in advance of services to be rendered for the year ended December 31, 2005. These shares were issued pursuant to Section 4(2) of the Securities Act. We did not engage in any general solicitation or advertising. The stock certificates were issued with the appropriate legends affixed to the restricted stock.

Subsequent to March 31, 2005, we issued 1,500 shares of restricted common stock in connection with consulting services rendered by a member of our advisory board. These shares were issued pursuant to Section 4(2) of the Securities Act. We did not engage in any general solicitation or advertising. The stock certificates were issued with the appropriate legends affixed to the restricted stock.

Subsequent to March 31, 2005, we issued 494,000 shares of restricted common stock to a former officer and director pursuant to a settlement agreement entered into on February 1, 2005. These shares were issued pursuant to Section 4(2) of the Securities Act. We did not engage in any general solicitation or advertising. The stock certificate was issued with the appropriate legends affixed to the restricted stock.

Item 3.     Defaults upon Senior Securities

As of March 31, 2005, monthly installments of our note payable to Safescript Pharmacies, Inc. (f/k/a RTIN Holdings, Inc.) were fourteen months in arrears due to a dispute. The current balance on this note payable is approximately $1,013,000.

Item 4.     Submission of Matters to a Vote of Security Holders

There were no matter submitted to a vote of the security holders during the reporting period, through the solicitation of proxies or otherwise.

Item 5.     Other Information

None.

Item 6.      Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

eRXSYS, Inc.

Date:	May 23, 2005

By: /s/ Robert DelVecchio Robert DelVecchio Title: Chief Executive Officer, Chief Financial Officer, and Director