Form 10QSB
period 2005-06-30
ERXSYS INC
filed 2005-08-12
CIK 1100592

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: June 30, 2005

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period _________ to __________

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [X] Yes [  ] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 38,576,650 common shares as of August 5, 2005.

Transitional Small Business Disclosure Format (check one): Yes [  ] No [X]

PART I - FINANCIAL INFORMATION

Item 1.      Financial Statements

Our unaudited condensed consolidated financial statements included in this Form 10-QSB are as follows:

(a)	Unaudited Condensed Consolidated Balance Sheet as of June 30, 2005.
(b)	Unaudited Condensed Consolidated Statements of Operations for the three and the six months ended June 30, 2005 and 2004;
(c)	Unaudited Condensed Consolidated Statements of Cash Flow for the six month periods ended June 30, 2005 and 2004;
(d)	Notes to Unaudited Condensed Consolidated Financial Statements.

These unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-QSB. In the opinion of management, all adjustments (which, except as described in Financial Statement Footnote 3 to the accompanying condensed consolidated financial statements, consist only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the interim period ended June 30, 2005 are not necessarily indicative of the results that can be expected for the full year.

eRXSYS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
JUNE 30, 2005
UNAUDITED

ASSETS

Current Assets
Cash	$211,782
Inventories	271,286
Prepaid expenses and other assets	44,178
527,246

Property and Equipment, net	502,715

$1,029,961

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable and accrued liabilities	$1,047,579
Line of Credit	496,260
Notes payable to related parties and stockholders	290,000
1,833,839

Minority Interest	515,848

Commitments and contingencies

Stockholders' Deficit
Preferred shares; par value $0.001 per share;
authorized 5,000,000 shares; no preferred shares issued
and outstanding	-

Common shares; par value $0.001 per share;
authorized 70,000,000 shares; 37,326,650 common shares issued and
outstanding	48,187

Treasury Stock	(10,858)

Additional paid-in capital, net	10,209,985

Deferred compensation	(9,600)

Accumulated deficit	(11,557,440)

Stockholders' deficit	(1,319,726)

$1,029,961

See accompanying notes to condensed consolidated financial statements.

eRXSYS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
UNAUDITED

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2005	2004	2005	2004

GROSS SALES	$789,404	$273,040	$1,437,806	$352,708

COST OF SALES	(755,632)	(347,618)	(1,281,528)	(565,011)

GROSS PROFIT (LOSS)	33,772	(74,578)	156,278	(212,303)

OPERATING EXPENSES
Salaries and related	425,224	243,290	686,020	477,393
Consulting and other compensation	256,940	695,245	708,765	1,412,003
Selling, general and administrative	283,553	314,276	671,423	568,437
Impairment of intangible asset	-	-	-	2,977,448
Restructuring Charges	-	-	193,881	-
TOTAL OPERATING EXPENSES	965,717	1,252,811	2,260,089	5,435,281

OPERATING LOSS	(931,945)	(1,327,389)	(2,103,811)	(5,647,584)

OTHER (EXPENSE) INCOME
Interest expense	(58,009)	(17,862)	(66,302)	(31,590)
Interest income	-	162	-	1,393
Other expense	(51,004)	(420)	(81,260)	(420)
Gain on settlement of debt	1,011,522	-	1,060,400	-
TOTAL OTHER (EXPENSE) INCOME	902,509	(18,120)	912,838	(30,617)

LOSS BEFORE MINORITY INTEREST	(29,436)	(1,345,509)	(1,190,973)	(5,678,201)
MINORITY INTEREST	119,920	123,326	177,560	218,953

NET PROFIT (LOSS)	$90,484	$(1,222,183)	$(1,013,413)	$(5,459,248)

Basic and diluted loss per common share	$0.00	$(0.03)	$(0.03)	$(0.15)

Basic and diluted weighted average number
of common shares outstanding	39,984,302	38,322,584	40,438,302	37,437,719

See accompanying notes to condensed consolidated financial statements.

eRXSYS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED
	SIX MONTHS ENDED
	JUNE 30,	JUNE 30,
	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(1,013,413)	$(5,459,248)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization of property and equipment	100,167	15,417
Impairment of property and equipment related to restructuring	137,312	-
Amortization of deferred consulting fee	207,600	337,600
Loss on settlement of debt	87,960	-
Gain on forgiveness of debt	(1,011,522)	-
Impairment of intangible asset	-	2,977,448
Minority interest in net loss of Joint Venture	(177,560)	(218,953)
Issuance of common stock for services	120,291	834,500
Changes in operating assets and liabilities:
Restricted cash	-	(150,000)
Inventories	(113,277)	(102,791)
Prepaid expenses and other current assets	(9,366)	9,645
Accounts payable and accrued liabilities	343,005	232,093
Related party payable	-	(14,797)
Net cash used in operating activities	(1,328,803)	(1,539,086)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	-	(276,876)
Net cash used in investing activities	-	(276,876)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of line of credit	1,473,000	-
Proceeds from the issuance of notes payable to related parties and shareholders	355,000	-
Principal repayments on line of credit	(976,740)	-
Principal repayments on notes payable	-	(35,722)
Principal repayments on notes payable to related parties and shareholders	(125,000)	-
Issuance of common stock for cash	728,000	2,650,030
Issuance of common stock in connection with issuance of notes payable	-	9,500
Minority interest	-	664,213
Net cash provided by financing activities	1,454,260	3,288,021

Net increase in cash	125,457	1,472,059

Cash at beginning of period	86,325	710,442

Cash at end of period	$211,782	$2,182,501

Supplemental disclosure of cash flow information-
Cash paid during the period for:

Interest	$66,302	$17,862

Please refer to the accompanying notes to the condensed consolidated financial statements for information regarding non-cash investing and financing activities.

See accompanying notes to condensed consolidated financial statements.

eRXSYS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED
June 30, 2005

1. ORGANIZATION AND BASIS OF PRESENTATION

eRXSYS, Inc. was organized as a Nevada corporation on October 22, 1999 under the name Surforama.com, Inc. (“Surforama”). In October 2003, the Company changed its name to eRXSYS, Inc. (“eRXSYS”). The Company is engaged in the business of operating pharmacies that specialize in dispensing highly regulated pain medication that allows physicians to transmit prescriptions from a wireless hand-held device or desktop computer directly to our pharmacies, thus eliminating or reducing the need for paper prescriptions. Because the focus is on physicians whose practice necessitates that they frequently prescribe medication to manage their patients’ chronic pain, non-prescription drugs, or health and beauty related products such as walking canes, bandages and shampoo are not typically kept in inventory. We derive our revenue from the sale of prescription drugs. The majority of the business is derived from physicians who transmit prescriptions directly to our store electronically. “Walk-in” prescriptions from physicians are limited.

In April 2003, the Company entered into a joint venture with TPG Partners, L.L.C. (“TPG”) to form Safescript Pharmacies of California, L.L.C. (“Joint Venture”). This Joint Venture was formed to establish and operate pharmacies. The Company owns 51% of the Joint Venture with TPG owning the remaining 49% (minority owner). In June 2003, the Joint Venture formed a wholly owned subsidiary, Safescript of California, Inc. (“Safescript”), to own and operate the pharmacies. In accordance with the shareholders agreement with TPG, TPG is obligated to contribute start-up costs in the amount of $230,000 per pharmacy location established up to fifty (50) pharmacies. In June 2003 and July 2003, TPG advanced $230,000 and $218,000, respectively, for a total of $448,000. This capital contribution funded the opening of our first two pharmacies in Santa Ana, CA in October 2003 and in Riverside, CA in June 2004. No additional funds have been received from TPG since 2003. TPG remains obligated to contribute an additional $12,000 to satisfy their full capital contribution. Effective September 8, 2004, Safescript filed amended articles of incorporation and changed its name to Assured Pharmacies, Inc. (“API”).

In February 2004, eRXSYS entered into an agreement with TAPG, L.L.C. ("TAPG"), a Louisiana limited liability company, and formed Safescript Northwest, Inc. ("Safescript Northwest"), a Louisiana corporation. eRXSYS owns 75% of Safescript Northwest, Inc. and TAPG owns the remaining 25%. In accordance with the shareholders agreement with TAPG, TAPG is obligated to contribute start-up costs in the amount of $335,000 per pharmacy location established up to five (5) pharmacies and eRXSYS will contribute technology, consulting services, and marketing expertise. Between March 2004 and October 2004, eRXSYS received from TAPG start-up funds in the amount of $854,213 as its capital contribution for three pharmacies. This capital contribution funded the opening of two pharmacies in Kirkland, WA in August 2004 and Portland, OR in September 2004. Included in these monies was a partial capital contribution in the amount of $190,000 for the establishment of another pharmacy located in Portland, OR.

eRXSYS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED
June 30, 2005

1. ORGANIZATION AND BASIS OF PRESENTATION (continued)

TAPG is obligated to contribute an additional $145,000 to satisfy their full contribution. eRXSYS has requested that TAPG provide the $145,000 balance of its full capital contribution.

Effective August 19, 2004, Safescript Northwest filed amended articles of incorporation and changed its name to Assured Pharmacies Northwest, Inc. ("APNI").

eRXSYS, Inc., API, Joint Venture, and APNI are hereinafter collectively referred to as the “Company.”

Going Concern Considerations

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business. As of June 30, 2005, the Company had an accumulated deficit of approximately $11.6 million, recurring losses from operations and negative cash flow from operating activities for the six month period ended June 30, 2005 of approximately $1,329,000.

The Company intends to fund operations through increased sales and debt and/or equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital or other cash requirements for the year ending December 31, 2005. The Company is seeking additional funds to finance its immediate and long-term operations. The successful outcome of future financing activities cannot be determined at this time and there is no assurance that if achieved, the Company will have sufficient funds to execute its intended business plan or generate positive operating results.

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

In response to these problems, management has taken the following actions:

•
During the last quarter of 2004, the Company suspended the development of new pharmacies for a period of time in order to evaluate the potential in existing pharmacies and, where needed, restructure current operations. (See Note 7 for additional information).

•	The Company is aggressively signing up new physicians.

eRXSYS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED
June 30, 2005

1. ORGANIZATION AND BASIS OF PRESENTATION (continued)

•	The Company is seeking investment capital through the public markets (See Note 6 for additional information).

•	The Company implemented a new marketing strategy to attract business.

Basis of Presentation

The management of the Company, without audit, prepared the condensed consolidated financial statements for the three and six months ended June 30, 2005 and 2004. The information furnished has been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial reporting. Accordingly, certain disclosures normally included in financial statements prepared in accordance with GAAP have been condensed and consolidated or omitted. In the opinion of management, all adjustments considered necessary for the fair presentation of the Company's financial position, results of operations and cash flows have been included and (except as described in Note 3) are only of a normal recurring nature. The results of operations for the three and six months ended June 30, 2005 are not necessarily indicative of the results of operations for the year ending December 31, 2005.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Inventories

As of June 30, 2005, inventories are stated at the lower of cost (first-in, first-out) or estimated market, and consist primarily of pharmaceutical drugs. Market is determined by comparison with recent sales or net realizable value. Net realizable value is based on management’s forecasts for sales of the Company’s products or services in the ensuing years and/or consideration and analysis of changes in customer base, product mix, payor mix, third party insurance reimbursement levels or other issues that may impact the estimated net realizable value. Management regularly reviews inventory quantities on hand and records a reserve for shrinkage and slow-moving, damaged and expired

eRXSYS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED
June 30, 2005

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

inventory, which is measured as the difference between the inventory cost and the estimated market value based on management’s assumptions about market conditions and future demand for the Company’s products. Such reserve is insignificant to the accompanying condensed consolidated financial statements. Should the demand for the Company’s products prove to be significantly less than anticipated, the ultimate net realizable value of the Company’s inventories could be substantially less than reflected in the accompanying condensed consolidated balance sheet.

Goodwill and Intangible Assets

Statement of Financial Accounting standard (“SFAS”) No. 142, "Goodwill and Other Intangible Assets," which is effective for fiscal years beginning after December 15, 2001, addresses how intangible assets that are acquired individually or with a group of other assets should be accounted for upon their acquisition and after they have been initially recognized in the financial statements. SFAS No. 142 requires that goodwill and identifiable intangible assets that have indefinite lives not be amortized but rather be tested at least annually for impairment, and intangible assets that have finite useful lives be amortized over their estimated useful lives.

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
UNAUDITED
June 30, 2005

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Revenue Recognition

The Company generates revenue from prescription drug sales which are reimbursable by third-party insurance carriers and government agencies. The Company’s ultimate expected revenue may be adjusted for contractual allowances by these third-party insurance carriers and/or government agencies, and are adjusted to actual as cash is received and charges are settled. The Company is monitoring its revenues from these sources and is creating several criteria in developing a historical trend analysis based on actual claims paid in order to estimate these potential contractual allowances on a monthly basis. Since the Company is considered to be in the startup stage and lacks sufficient operational history, management is unable to determine the fixed settlement of such revenue. Therefore, the Company is recognizing revenue on a cash basis until such time as management has developed the history and trends to estimate potential contractual adjustments. On an accrual basis, the Company would have recorded additional revenue of approximately $253,000 and $180,000 for the three months ended June 30, 2005 and 2004, respectively, and $423,000 and $305,000 for the six months ended June 30, 2005 and 2004, respectively.

The Company accounts for shipping and handling fees and costs in accordance with EITF 00-10 “Accounting for Shipping and Handling Fees and Costs.” Such fees and costs are immaterial to the operations of the Company.

Exit and Disposal Activities

The Company accounts for expenses related to non-discretionary restructuring activities (including workforce reductions) in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit and Disposal Activities.”  GAAP prohibits the recognition of an exit-activity liability until (a) certain criteria (which demonstrate that it is reasonably probable that a present obligation to others has been incurred) are met, and (b) the fair value of such liability can be reasonably estimated.  We suspended the development of new pharmacies in order to restructure our current operations.

eRXSYS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED
June 30, 2005

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The Company recorded a restructuring charge of approximately $194,000 during the three months ended March 31, 2005. No restructuring costs have been incurred since March 31, 2005.  See Note 7 for additional information.

Stock-Based Employee Compensation

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

eRXSYS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED
June 30, 2005

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of SFAS No. 123," was issued in December 2002 and is effective for fiscal years ending after December 15, 2002. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. At June 30, 2005 the

Company has one stock-based employee compensation plan.

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004

Net income (loss) applicable to common stockholders:
As reported	$90,484	$(1,222,183)	$(1,013,413)	$(5,459,248)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(1,125)	(5,625)	(2,250)	(11,250)
Pro forma	$89,359	$(1,227,808)	$(1,015,663)	$(5,470,498)

Basic and diluted income (loss) per common share:
As reported	$0.00	$(0.03)	$(0.03)	(0.15)
Pro forma	$0.00	$(0.03)	$(0.03)	(0.15)

The above proforma effects of applying SFAS 123 are not necessarily representative of the impact on the results of operations for future years.

eRXSYS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED
June 30, 2005

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Basic and Diluted Income (Loss) Per Common Share

The Company computes income (loss) per common share using SFAS No. 128 “Earnings Per Share.” Basic income (loss) per share is computed by dividing net income (loss) applicable to common shareholders by the weighted average number of common shares outstanding for the reporting period.  Diluted income (loss) per share reflects the potential dilution that could occur if securities or other contracts, such as stock options and warrants to issue common stock, were exercised or converted into common stock. There were no dilutive potential common shares at June 30, 2005 or 2004, because the options and warrants exercise prices were greater than the average market price of the common shares and, therefore, the effect would be antidilutive: accordingly basic and diluted income (loss) per common share are the same.

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

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections," which replaces APB Opinion No. 20 and FASB Statement No. 3. This pronouncement applies to all voluntary changes in accounting principle, and revises the requirements for accounting for and reporting a change in accounting principle. SFAS No. 154 requires retrospective application to prior periods' financial statements of a voluntary change in accounting principle, unless it is impracticable to do so. This pronouncement also requires that a change in the method of depreciation, amortization, or depletion for long-lived, non-financial assets be accounted for as a change in accounting estimate that is affected by a change in accounting principle.

eRXSYS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED
June 30, 2005

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

SFAS No. 154 retains many provisions of APB Opinion 20 without change, including those related to reporting a change in accounting estimate, a change in the reporting entity, and correction of an error. The pronouncement also carries forward the provisions of SFAS No. 3 which govern reporting accounting changes in interim financial statements. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Statement does not change the transition provisions of any existing accounting pronouncements, including those that are in a transition phase as of the effective date of SFAS No. 154.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants, and the SEC did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

3. INTANGIBLE ASSETS

In 2003, the Company acquired the rights to an exclusive license ("License") to operate Safescript Pharmacies in California, Oregon, Washington, and Alaska from Safescript Pharmacies, Inc., formerly known as RTIN Holdings, Inc., (the "Licensor"). In connection with this transaction, the Company assumed a note payable to the Licensor (See Note 5), executed a new note payable with one of its shareholders who was also its former chief executive officer (See Note 5) and paid $37,000 in cash.

On March 12, 2004, the Company entered into a technology license agreement ("Technology License") with Network Technology, Inc. ("RxNT"). The Technology License grants the Company the right to use RxNT’s e-prescribing technology under the Company’s brand name "Assured Script". Pursuant to the Technology License agreement, the Company paid RxNT $50,000 at the execution of the agreement and $50,000 at the launch of the Company’s branded pharmacy. As of June 30, 2005, the Company has paid $100,000 which has been recorded in property and equipment in the accompanying condensed consolidated balance sheet.

On March 17, 2004, the Company filed a lawsuit in Nevada State Court against the Licensor seeking damages, declaratory relief, to rescind the License and to recover the consideration paid therefore. On March 19, 2004, the Licensor filed for Chapter 11 bankruptcy protection. The litigation in Nevada State Court has been stayed by reason of the Licensor filing for bankruptcy. The Company refiled substantially the same claim as an adversary proceeding in the Licensor’s bankruptcy case, with the U.S. Bankruptcy court in Tyler, Texas.

eRXSYS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED
June 30, 2005

3. INTANGIBLE ASSETS (continued)

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

On June 30, 2005, the United Stated Bankruptcy Court for the Eastern District of Texas located in Tyler, Texas approved a Settlement Agreement and Mutual Release (the “Settlement Agreement”) between the Company and the Licensor. See Note 8 for additional information.

4. LINE OF CREDIT

In February 2005, the Company entered into an accounts receivable servicing agreement and a Line of Credit agreement (the “LOC”). These agreements allow the Company to secure financing for inventory purchases over an extended period of time. Under the terms of the LOC agreement, the Company can draw a maximum of $500,000 to purchase inventory. Beginning July 1, 2005, the LOC limit was increased to $700,000. These agreements are for one year term and shall automatically renew unless either party provides notice of termination within 180 days prior to the end of the effective term. The LOC has an interest rate of 1.25% on the maximum amount outstanding. The LOC is substantially secured by all of the Company's existing and future assets. The outstanding balance of the LOC was approximately $496,000 at June 30, 2005.

5. NOTES PAYABLE TO RELATED PARTY AND STOCKHOLDERS

The Company assumed a note payable (“Note A”) of approximately $3,177,000 in connection with acquisition of a License (See Note 3), of which $2,000,000 was converted into 4,444,444 shares of the Company’s restricted common stock. The remaining balance of approximately $1,177,000 was payable in monthly installments of $25,000 including interest at 5% per annum with a balloon payment of approximately $802,000 due in December 2004. Note A was secured by the License. At June 30, 2005, the total outstanding principal balance of Note A approximated $1,013,000, and monthly installments were fourteen months in arrears due to the Company’s dispute with the Licensor (see Note 3 and Note 8). On June 30, 2005, the United Stated Bankruptcy Court

eRXSYS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED
June 30, 2005

5. NOTES PAYABLE TO RELATED PARTY AND STOCKHOLDERS (continued)

for the Eastern District of Texas located in Tyler, Texas approved a Settlement Agreement and Mutual Release (the “Settlement Agreement”) between the Company and the Licensor. Under the Terms of the Settlement Agreement, the Licensor will retain 100,000 shares of the Company’s common stock and return the remaining 4,344,444 shares of common stock for cancellation. In addition, we agreed to issue the Licensor 500,000 additional shares of its common stock and dismiss the lawsuit currently pending in the U.S. District Court for the Eastern District of Texas located in Tyler, Texas with prejudice. The Agreement contained a mutual release which resulted in the Licensor releasing the Company from of any liability with respect to the note payable due to the Licensor in the amount of approximately $1,013,000. For financial reporting purposes, the Company has treated the 500,000 shares to the Licensor as constructively issued as of June 30, 2005. Accordingly, the Company has recorded for the quarter ended in June 30, 2005, a credit to common stock for $500, a credit to additional paid in capital for $148,000 (the estimated fair value of the stock based on the trading price on the settlement date), and recorded a gain on settlement of debt of $1,011,522 in the accompanying condensed consolidated statements of operations. Therefore, in accordance with FASB 145 and APB 30, management has concluded that such gain is not considered extraordinary and is presented as a component of income from continuing operations.

The Company entered into a note payable (“Note B”) with its former Chief Executive Officer (“Former CEO”) for $370,000 in connection with the acquisition of a License (see Note 3). Note B accrued interest at a fixed rate of 5% per annum. Note B was secured by the License and was to mature in December 2007. In a termination and settlement agreement entered into with the Former CEO on February 1, 2005, the Former CEO agreed to accept $10,000 cash, 494,000 shares of restricted common stock and 1,300,000 of warrants to purchase shares of the Company’s common stock and forever discharge the Company from all liability associated with this debt. Accordingly, Company recorded for the quarter ended in March 31, 2005, a credit to subscribed stock for $494 and a credit to additional paid in capital for $118,006 (the estimated fair value of the stock based on the trading price on the settlement date), recorded a credit to additional paid in capital for $329,000 (estimated fair value of the warrants based on the Black-Scholes pricing model on the settlement date) and recorded a loss on settlement of debt of $87,960. At June 30, 2005, the Company had not paid the Former CEO the remaining $10,000 principal balance on Note B. Subsequent to the reporting period, the Company paid the Former CEO in full and no principal balance remains on Note B.

eRXSYS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED
June 30, 2005

5. NOTES PAYABLE TO RELATED PARTY AND STOCKHOLDERS (continued)

In January 2005, the Company entered into an agreement (“Note C”) with TAPG where TAPG was to advance $270,000 in connection with establishing pharmacies in the Northwestern United States (see Note 3). Note C was to be funded by TAPG LLC in monthly installments of $45,000 up to a maximum of $270,000. Note C accrued interest at a fixed rate of 7% per annum. Note C is secured by the assets of the Northwestern pharmacies of APNI, which eRXSYS has a controlling interest of 75%. However, the Company received only $40,000 during the six month period ended June 30, 2005 and the Company accrued interest of $700 for the three months ended June 30, 2005.

During the quarter ended June 30, 2005, the Company extended four 90 day notes payables with three separate stockholders for an additional 90 days. The Company has accrued interest of approximately $2,300 for three notes, which total $190,000 and are unsecured with a fixed interest rate of 3% per annum. In addition, the Company has accrued interest of approximately $1,200 for the remaining note in the amount of $50,000, which is unsecured and has a fixed interest rate of 7.5% per annum. Subsequent to June 30, 2005, the Company has extended these notes to September 2005.

During the quarter ended March 31, 2005, the Company repaid the balance of a note payable of $125,000 to a company that is owned by the Company’s current chief executive officer.

6. EQUITY TRANSACTIONS

Common Stock

During the three months ended June 30, 2005, the Company issued 168,412 shares of restricted common stock to four (4) consultants in connection with services rendered valued at $49,042 (estimated to be the fair value based on the trading price on the issuance date).

Under the Terms of the Settlement Agreement, the Licensor retained 100,000 shares of the Company’s common stock and returned the remaining 4,344,444 shares of common stock for cancellation. Accordingly, the Company has recorded a debit to treasury stock for $4,344. In addition, the Company agreed to issue the Licensor 500,000 additional shares of its common stock.

eRXSYS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED
June 30, 2005

6. EQUITY TRANSACTIONS (continued)

During the three months ended March 31, 2005, the Company commenced an exempt offering of units to accredited investors pursuant to Rule 506 of Regulation D under the Securities Act. This offering is currently ongoing. Each unit is priced at $0.80 and consists of two (2) shares of restricted common stock and one (1) warrant to purchase one (1) share of restricted common stock at an exercise price of $0.60 exercisable for thirty six (36) months after the close of the offering. The Company is seeking to sell a maximum of 2,250,000 units ($1,800,000). During the quarter ended June 30, 2005, the Company received proceeds of $728,000 from fifteen (15) accredited investors for a total of 910,000 units.

7. RESTRUCTURING COSTS

Because the Company’s revenue and operating margin had not grown in line with managements original expectations, the Company adopted a non-discretionary restructuring plan that resulted in a workforce reduction and other cost reductions (collectively, the “Restructuring”) intended to strengthen the Company’s future operating performance. The Company implemented the Restructuring during the fourth quarter of calendar 2004 through the first quarter of 2005.  The Company’s total charge related to this Restructuring was approximately $242,000, which $48,000 was recognized in the fourth quarter of 2004 and $194,000 for the first quarter of 2005. During the quarter ended June 30, 2005, the Company did not record any additional restructuring costs.

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

eRXSYS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED
June 30, 2005

8. COMMITMENTS AND CONTINGENCIES (continued)

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

On June 30, 2005, the United Stated Bankruptcy Court for the Eastern District of Texas located in Tyler, Texas approved a Settlement Agreement and Mutual Release (the “Settlement Agreement”) between the Company and the Licensor. Under the Terms of the Settlement Agreement, the Licensor will retain 100,000 shares of the Company’s common stock and return the remaining 4,344,444 shares of common stock for cancellation. In addition, the Company agreed to issue the Licensor 500,000 additional shares of its common stock and dismiss the lawsuit currently pending in the U.S. District Court for the Eastern District of Texas located in Tyler, Texas with prejudice. The Agreement contained a mutual release which resulted in the Licensor releasing the Company from of any liability with respect to the note payable due to the Licensor in the amount of approximately $1,013,000. On July 11, 2005, a creditor of the Licensor has filed a motion with the United Stated Bankruptcy Court for the Eastern District of Texas for reconsideration of its approval of the Settlement Agreement. Management believes, based upon the advice of counsel, that such a motion will have no impact on the Settlement Agreement.

eRXSYS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED
June 30, 2005

8. COMMITMENTS AND CONTINGENCIES (continued)

On April 14, 2004, a former officer filed a lawsuit against the Company in Orange County California Superior Court. The former officer was seeking additional compensation in the amount of $213,000 and other relief that the court deems just and appropriate. This case went to trial in early August. On August 10, 2005, the judge ruled in the Company’s favor deciding that no compensation is due to the former officer.

Other than as disclosed herein, the Company is not currently involved in any litigation which it believes could have a material adverse effect on its financial position or results of operations.

9. INCOME (LOSS) PER COMMON SHARE

The following is a reconciliation of the numerators and denominators of the basic and diluted income (loss) per common share computations for the three months and six months ended June 30:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004

Numerator for basic and diluted income (loss) per common share:
Net income (loss) to common stockholders	$90,484	$(1,222,183)	$(1,013,413)	$(5,459,248)

Denominator for basic and
diluted income (loss) per common
share:

Weighted average number of shares outstanding	39,984,302	40,438,302	40,102,182	37,437,719

Basic and diluted income (loss)
per common share	$0.00	$(0.03)	$(0.03)	$(0.15)

There were no dilutive potential common shares at June 30, 2005 or 2004, because the options’ and warrants’ exercise prices were greater than the average market price of the common shares and, therefore, the effect would be antidilutive: basic and diluted income (loss) per common share are the same.

eRXSYS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED
June 30, 2005

10. SUBSEQUENT EVENTS

Subsequent to June 30, 2005, we accepted subscriptions from four (4) accredited investors for 625,000 units and received total proceeds of $499,980. Upon acceptance of the subscription agreements, we issued 1,784,500 shares of common stock and warrants to purchase 892,250 shares of common stock. The total amount of commission paid was $14,300.

On April 14, 2004, a former officer filed a lawsuit against the Company in Orange County California Superior Court. The former officer was seeking additional compensation in the amount of $213,000 and other relief that the court deems just and appropriate. This case went to trial in early August. On August 10, 2005, the judge ruled in favor of the Company and no compensation is due to the former officer.

Item 2.     Management’s Discussion and Analysis

Cautionary Statement Regarding Forward-Looking Statements

Historical results and trends should not be taken as indicative of future operations. Management’s statements contained in this report that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934 (the “Exchange Act”), as amended. Actual results may differ materially from those included in the forward-looking statements. The Company intends such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of complying with those safe-harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words “believe,”  ”expect,”  “continue,”  ”should,”  ”could,”  ”may,”  ”plan,”  “will,”  “intend,”  “anticipate,”  “estimate,”  “project,”  “prospects,”  or similar expressions. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on the operations and future prospects of the Company on a consolidated basis include, but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, our high level of indebtedness, our ability to improve the operating performance of our existing stores in accordance to our long term strategy, interest rates, competition, our ability to hire and retain pharmacists and other store personnel, the efforts of third-party payors reducing prescription drug reimbursements, significant restructuring activities in calendar 2004 and thereafter, and generally accepted accounting principles. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Further information concerning the Company and its business, including additional factors that could materially affect the Company’s financial results, is included herein and in the Company’s other filings with the SEC.

Management’s Discussion and Analysis

We currently have four operating pharmacies. Our first pharmacy was opened on October 13, 2003 in Santa Ana, California. On June 10, 2004, we opened our second pharmacy location in Riverside, California. The pharmacies located in Santa Ana and Riverside were opened pursuant to a joint venture agreement entered into with TPG Partners, L.L.C.  We opened our third pharmacy in Kirkland, Washington on August 11, 2004. Our fourth pharmacy was opened in Portland, Oregon on September 21, 2004. The pharmacies located in Kirkland and Portland were opened pursuant to a joint venture agreement with TAPG L.L.C.

We announced in our quarterly report for the three months ended September 30, 2004 that we were suspending the development of new pharmacies in order to evaluate and improve the operations of our four existing pharmacies. Our board of directors and executive management believed that all four stores were not operating at their full potential. This basis for this belief was primarily the reluctance of physicians to adopt our technology for electronically transmitting prescriptions and our failure to implement a successful marketing strategy to attract business. Since this announcement, management postponed activity related to the development of new locations. Following this period of evaluation, our management decided not to close any of our existing pharmacy locations. We remain hopeful that we will resume the development of new pharmacies in the third or fourth quarter of 2005.

The catalyst for the decision to suspend the development of new pharmacies was substantially attributable to a lack of sufficient cash to fund the expenses associated with the development of new pharmacies. We incurred significant expenditures in connection with purchases of inventory for our existing pharmacies. There is a time gap between when we replenish our inventory and the time that it takes to collect our accounts receivable. We generally replenish our inventory daily and the payment terms for purchases of inventory from our suppliers average approximately 15 days. Given that nearly all of our sales are to customers whose medications are covered by health benefit plans and other third-party payors, we typically do not receive cash for our sales at the time of transactions and are dependent on health benefit plans and other third-party payors to pay for all or a portion of our customers’ prescription purchases. During the three months ended December 2004, our average period of time to receive payment from the time of a sale was approximately 41 days. The delay in the receipt of payment while continuing to replenish inventory resulted in a significant cash short-fall during the fourth quarter of 2004. Since the fourth quarter of 2004, we reduced the period of time that it takes to receive payment from the time of a sale to an average of 33 days for the three months ended March 31, 2005 and 27 days for the three months June 30, 2005. The reduction in this time gap is primarily attributable to our pharmacists proactively verifying the validity of a patient’s worker’s compensation coverage with the physician and any third party payor prior to dispensing any pharmaceuticals. The time period that it takes to receive payment from the time of a sale is significantly reduced when the validly of patient’s worker’s compensation coverage is not in dispute.

Management evaluated various alternatives available to us as it related to financing future inventory purchases in the early stages of our planned principal operations. Our management was successful in securing financing for inventory purposes on an interim basis. On February 23, 2005, we entered into an accounts receivable servicing agreement and line of credit agreement with Mosaic Financial Services, LLC. The monthly interest rate under this agreement is equal to one and one quarter percent (1.25%) of the maximum amount of the credit line. This agreement allows us to successfully secure financing for inventory purchases over an extended period of time. Under the terms of the line of credit agreement, the maximum amount that we can draw to purchase inventory increased on July 1, 2005 from $500,000 to $700,000. This agreement is for a term of one (1) year and shall automatically renew for another one (1) year period unless either party provides notice to the other of termination within 180 days prior to the end of the effective term.

Following our period of evaluation, management cited our previous marketing practice as an area for improvement. Our prior marketing strategy consisted exclusively of making sales calls in person at physicians’ offices to secure business. During the three months ended March 31, 2005, management successfully implemented a new marketing strategy that dramatically expanded our efforts to attract business. Our current marketing strategy is targeted to physicians, new customers, and existing customers. With respect to new customers, we are offering a $10.00 coupon to be applied toward the customers’ first prescription filled at any of our pharmacies and a $5.00 gift card at any Starbucks location. With respect to our current customers, we commenced a promotion through direct mailing. We are offering our current customers a $10.00 coupon to be applied toward the purchase of prescription drugs for any prescription that is transferred to one of our pharmacies. In addition, we will hold a monthly drawing at each pharmacy for those customers that transferred a prescription and the winner will receive a $150.00 gift card. We also send notices to physicians informing them of our pharmacy operations. In an attempt to build more name recognition, we have created brochures and posters that are available in physicians’ waiting rooms.

Our new marketing strategy set forth above has in a short time period produced a significant increase in business. During the three month period ended March 31, 2005, our four pharmacies filled an average of 346 prescriptions per week. During the period ended June 30, 2005, our four pharmacies filled an average of 518 prescriptions per week. This represents an increase in the average prescriptions filled per week at our four pharmacies of approximately 50% when compared to the prior quarter.

Currently, we generate reoccurring business from approximately 52 physicians and 10 of those physicians account for approximately 94% of all prescriptions filled at our pharmacies. The number of physicians that send repeat business to our pharmacies has increased. As of March 31, 2005, we generated repeat business from approximately 38 physicians and 10 of those physicians account for approximately 83% of all prescriptions. The increase in the number of physicians that transmit prescriptions to our pharmacies on an ongoing basis is primarily attributable to our marketing efforts to physicians. We anticipate that the number physicians transmitting prescriptions to our pharmacies over the next several months will continue to increase. Prescriptions received from Compcare Pain Treatment Center in Santa Ana, California and Legacy Emanuel Pain Management Center in Portland, Oregon are the only two clinics which represent at least ten percent (10%) of our revenue.

Additionally, our two pharmacy locations in California have experienced difficulty in qualifying to participate in California’s Medicaid program, known as Medi-Cal. Medicaid is a federal/state program that provides health coverage, including prescription drug coverage to the needy. Each state’s Medicaid program is different, and some states impose limitations on the number of pharmacies that may serve the Medicaid population. In order to participate in Medicaid programs, each pharmacy must enroll as a participating provider. The application process required to enroll as a participating provider in Medi-Cal is onerous. We submitted our original application to the California Department of Health Services on December 14, 2004. On June 8, 2005, the Medi-Cal Provider Relations Department rejected our application and issued a list of deficiencies that should be addressed. On July 11, 2005, we addressed all cited deficiencies and re-submitted our Medi-Cal application. Under California law, Medi-Cal applications must be responded to within 180 days of its submission. As a result, we anticipate receiving a response on the re-submittal of our application no later than January 2006. Applications that have not been rejected within 180 days of submission are assigned a temporary contract number. The temporary contract number allows the applicant to participate in Medi-Cal and bill for services rendered only during the remainder of the application process which could extend for an additional 12 - 18 months.

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

Results of Operations for the Three Months Ended June 30, 2005 and June 30, 2004

Revenues. On the cash basis of accounting, our total revenue reported for the quarter ended June 30, 2005 was $789,404, an increase of 189% from $273,040 for the quarter ended June 30, 2004. The dramatic increase in revenue growth is primarily attributable to the establishment of additional pharmacies to generate revenue. We had only two operating pharmacies as of June 30, 2004, compared to four operating pharmacies as of June 30, 2005. Our management also attributes the implementation of our new marketing strategy for the increased revenue over prior quarters. During the three month period ended March 31, 2005, our four pharmacies filled an average of 346 prescriptions per week. During the period ended June 30, 2005, our four pharmacies filled an average of 518 prescriptions per week. This represents an increase in the average prescriptions filled per week at our four pharmacies of approximately 50% when compared to the prior quarter.

We are in the process of monitoring our revenues and are creating several criteria in developing a historical trend analysis based on actual claims paid in order to estimate potential contractual allowances on a monthly basis. Given that we are considered to be in the start-up stage and lack sufficient operational history, we are unable at this time to determine the fixed settlement of our revenue. Therefore, we are recognizing revenue on a cash basis until such time that management can develop the history and trends necessary to estimate potential contractual adjustments. On an accrual basis, we would have recorded additional revenue of approximately $253,000 for the quarter ended June 30, 2005. As we implement our business plan, we anticipate that our revenues will continue to increase.

Cost of Sales. The total cost of sales increased to $755,632 for the quarter ended June 30, 2005, an increase of 117% from $347,618 for the quarter ended June 30, 2004. The price on a per unit basis of pharmaceuticals has remained relatively stable between the three months ended June 30, 2004 and 2005. The increase in the cost of sales was primarily due to the four pharmacies purchasing and replenishing the inventory supply of pharmaceuticals during the current quarter versus having only two pharmacies in operation for the same quarter of the prior year. During the quarter ended June 30, 2005, we negotiated more favorable credit terms with our primary drug supplier, which we anticipate will improve our gross margins about 1% to 2% in future quarters.

Gross Profit. Gross Profit increased to $33,772, or 4% of gross sales, for the quarter ended June 30, 2005, an increase of 155% from a loss of $74,578, or (127%) of gross sales, for the quarter ended June 30, 2004. The growth of gross profit is largely attributable to all four stores focused on servicing the profitable segments of the specialty pain market. This quarter represents the second consecutive reporting period that we reported gross profits.

Our gross margin for the quarter ended June 30, 2005 dropped to 4% from 19% as reported in the quarter ended March 31, 2005. We attribute the decline in gross margin primarily to increased sales of brand named drugs that have lower margins as compared to generic brands. Our management believes that the substantial increase in sales of brand named drugs over generic brands is unique to the reporting period and this trend is not anticipated to continue.

Operating Expenses. Operating expenses decreased to $965,717 for the quarter ended June 30, 2005, a decrease of (23%) from $1,252,811 for the quarter ended June 30, 2004. Our operating expenses for the quarter ended June 30, 2005 consisted of salaries and related expenses of $425,224, consulting and other compensation of $256,940, and selling, general and administrative expenses of $283,553. Our operating expenses for the same quarter last year consisted of salaries and related expenses of $243,290, consulting and other compensation of $695,245, and selling, general and administrative expenses of $314,276.

This decrease in operating expenses was primarily attributable to renegotiating employee benefits, vendor contracts, and streamlining operational expenses so we can focus on sales and marketing activities. Our consulting and other compensation expenditures decreased significantly because we now engage fewer consultants and a small number of consultants were retained as employees that currently receive salary. As a result, our management anticipates that expenditures for consulting services will continue to decrease.

Other Income and Expense. As part of our ongoing business activities, our sales have continued to increase and we are now able to access financing for purchases of inventory through our financing agreement with Mosaic Financial Services, LLC. This relationship has allowed us to turn approximately $973,000 for inventory purchases for approximately $19,000 of interest expense during the quarter ended June 30, 2005.

On June 30, 2005, the United Stated Bankruptcy Court for the Eastern District of Texas located in Tyler, Texas approved a Settlement Agreement and Mutual Release (the “Settlement Agreement”) between Safescript Pharmacies, Inc., a Texas corporation f/k/a RTIN Holdings, Inc. and Safe Med Systems, Inc., a Texas corporation (collectively, “Safescript”), and us. The Settlement Agreement contained a mutual release which resulted in the Safescript releasing us from of any liability with respect to a note payable due to the Safescript in the amount of approximately $1,013,000.

Net Profit. Net profit for the quarter ended June 30, 2005 was $90,484, an increase from $(1,222,183) for the quarter ended June 30, 2004. The net profit was primarily due to a settlement agreement forgiving the debt related to a license agreement netting approximately $1,013,000.

Our basic and diluted loss per common share for the quarter ended June 30, 2005 increased to $0.00 from $(0.03) for the quarter ended June 30, 2004.

Assets

As of June 30, 2005, we had total assets of $1,029,961. Cash increased to $211,782 for the quarter ended June 30, 2005, an increase of $125,457 from $86,325 for the year ended December 31, 2004. The increase in cash was primarily due to an ongoing private offering to accredited investors which yielded $728,000 during the quarter ended June 30, 2005.

Inventory for the quarter ended June 30, 2005 increased by approximately $113,277, or 72%, from the year ended December 31, 2004. In response to the increase in sales over the last two quarters, we have increased our inventory to satisfy increased demand. In addition, as we increase the number of physicians transmitting prescriptions to our stores, we expect additional inventory may be required to meet the needs of their patients.

Property and equipment for the quarter ended June 30, 2005 decreased by approximately $237,479, or (32%), from the year ended December 31, 2004. Approximately $137,000 of the reduction in net property and equipment relates directly with the prior quarter ended March 31, 2005 restructuring activities, whereby we closed our Regional Office build in Fort Worth, Texas and a pharmacy build in Santa Monica, California. The remaining $100,000 reduction in net property and equipment is attributed to the depreciation and amortization of computer systems, furniture, fixtures, leasehold improvements, and software license.

Liabilities and Stockholders Deficit

Our total liabilities as of June 30, 2005 were $1,833,839. Our liabilities consisted of current liabilities of $1,823,839 and $10,000 due to our former chief executive officer under a termination and settlement agreement entered into on February 1, 2005. Our total liabilities as of March 31, 2005 were $2,594,533. The decrease in our liabilities is primarily attributable to the Settlement Agreement entered into with Safescript where we were released from any liability with respect to a note payable due to the Safescript in the amount of approximately $1,013,000.

Accounts payable and accrued liabilities for the quarter ended June 30, 2005 increased $216,887 from December 31, 2004. The increase in accounts payables is primarily attributable to increasing our inventory on hand to satisfy increased sales demand.

Our Line of Credit of $500,000 was fully utilized during the quarter ended June 30, 2005. Under the terms of our Line of Credit Agreement, the additional credit line’s monthly financing rate remains at one and one quarter percent (1.25%) of the maximum amount of the line of credit. On July 1, 2005, our line of credit was increased from $500,000 to $700,000.

Our operations were primarily funded through debt and equity financings. Stockholders’ deficit was $1,319,726 as of June 30, 2005.

Liquidity and Capital Resources

As of June 30, 2005, we maintained $211,782 in cash which primarily resulted from funds raised in the private offering of common stock and receivables financing. This cash was used, among other things, to fund additional working capital needs, support the establishment of our corporate infrastructure, and to pay for additional purchases of inventory.

Operating Cash Flows. During the six months ended June 30, 2005, net cash used in operating activities was $1,328,804 compared to $1,539,086 in the six months ended June 30, 2004. Improved management of working capital, primarily inventory, accounts payable and accrued expenses favorably affected our operating cash flows by $210,282 in the first half of 2005 with four operating pharmacies compared to the first half of 2004 with only two operating pharmacies.

Investing Cash Flows. Net cash provided by investing activities was $0 in the six months ended June 30, 2005, compared to $276,876 net cash used in investing activities during the six months ended June 30, 2004 for building two pharmacies: Kirkland, Washington; Portland, Oregon. These improvements represent a $276,876 contribution to cash flows.

Financing Cash Flows. Net cash provide by financing activities was $1,454,260 in the six months ended June 30, 2005, compared to $3,288,021 for the same period last year. For the six months ended in June 30, 2005, there are two significant sources of net cash for working capital: the line of credit and issuance of common stock for cash. However, last year during the same period, we raised $2,650,030 through the issuance of common stock for cash, which was primarily used to finance the working capital requirements of building stores, corporate infrastructure, and hiring pharmacy employees.

Based upon the current financial condition of the company, our management anticipates that the current cash on hand is sufficient for us to operate our four existing pharmacies at the current level through the end of the third quarter. Following a period of evaluation, our management has taken aggressive steps to reduce our operating costs which include the following:

•	We negotiated more favorable purchasing terms from our primary drug supplier.

•	We have converted a number of consultants to employees that currently receive salary. We currently employ eighteen (18) full time employees.

•	We reduced our overhead expenses by streamlining our business processes and consolidating redundant vendor relationships.

Our operations have been primarily funded through debt and equity financings. In addition to the agreements entered into for the purpose of financing inventory purchases, we have entered into several loan and security agreements to fund our operations. The following table summarizes the other loan and security agreements we have entered into since January 2005:

Lender	Execution Date	Amount	Annual Interest Rate	Maturity Date
TAPG LLC	1/27/05	$40,000	7%	1/14/06
VVPH	2/4/05	$50,000	3%	9/7/05
Steven Rosner	2/10/05	$50,000	3%	9/7/05
Steven Rosner	2/16/05	$90,000	3%	9/7/05
Weil Consulting Corp.	3/11/05	$50,000	7.5%	9/10/05

Currently, we received only $40,000 and have agreed to repay this principal amount together with interest as set forth in the loan agreement. Our management does not anticipate that TAPG LLC will advance any further monies as required by the loan agreement.

The maturity dates on the promissory notes entered into with VVPH and Steven Rosner previously were the earlier of May 8, 2005 or such date that we consummate an accounts receivable factoring arrangement. During the reporting period, we extended the maturity dates on the loans from VVPH, Steven Rosner, and Weil Consulting Corp for 90 days. Subsequent to the reporting period, the maturity dates were further extended an additional 30 days. We intend to repay all of the named loans upon maturity.

The underlying drivers that resulted in material changes and the specific inflows and outflows of cash in the quarter ended June 30, 2005 are as follows:

a.	Our inventory level increased with the addition of more physicians. We continually track inventory usage and adjust inventory levels to market requirements.

b.	We have fully utilized our $500,000 Line of Credit with Mosaic Financial Services, LLC.

c.
We obtained financing from the issuance of common stock, which yielded cash proceeds of $728,000 from fifteen (15) accredited investors for a total of 910,000 units. Our management believes that additional issuance of stock and/or debt financing will be required to provide us with working capital and a positive cash flow for the remainder of 2005.

d.	Our settlement agreement with Safescript was recorded as a forgiveness of debt for approximately $1,013,000.

We intend to fund operations through increased sales and debt and/or equity financing arrangements, which may be insufficient to fund our capital expenditures, working capital, or other cash requirements for the year ending December 31, 2005. We have an ongoing private equity offering in an attempt to secure funding for our operations. There can be no assurance that we will be successful in raising additional funding. If we are not able to secure additional funding, the implementation of our business plan will be impaired. There can be no assurance that such additional financing will be available to us on acceptable terms or at all.

Off Balance Sheet Arrangements

As of June 30, 2005, there were no off balance sheet arrangements. Please refer to the Commitment and Contingency footnote to the Company’s consolidated financial statements included elsewhere herein.

Going Concern

The accompanying consolidated financial statements have been prepared assuming we will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As of June 30, 2005, we had an accumulated deficit of approximately $11.6 million, largely due the establishment of additional pharmacies and the establishment of a regional corporate office in Fort Worth, Texas, which is now closed.

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

In response to these problems, management in coordination with our board of directors has taken the following actions:

•	We suspended the development of new pharmacies in order to restructure current operations as needed.
•	We are aggressively signing up new physicians.
•	We implemented a new marketing strategy to attract business.
•	We are seeking investment capital through the public markets.

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

Long-Lived Assets

In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 144,"Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.”SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. If the cost basis of a long-lived asset is greater than the projected future undiscounted net cash flows from such asset, an impairment loss is recognized. Impairment losses are calculated as the difference between the cost basis of an asset and its estimated fair value. SFAS No. 144 also requires companies to separately report discontinued operations, and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment or in a distribution to owners) or is classified as held for sale. Assets to be disposed of are reported at the lower of the carrying amount or the estimated fair value less costs to sell.

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

Intangible Assets

Statement of Financial Accounting standard (“SFAS”) No. 142,"Goodwill and Other Intangible Assets", which is effective for fiscal years beginning after December 15, 2001, addresses how intangible assets that are acquired individually or with a group of other assets should be accounted for upon their acquisition and after they have been initially recognized in the financial statements. SFAS No. 142 requires that goodwill and identifiable intangible assets that have indefinite lives not be amortized but rather be tested at least annually for impairment, and intangible assets that have finite useful lives be amortized over their estimated useful lives.

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

Revenue Recognition

We recognize revenue on a cash basis when we receive payments from third-party insurance carriers or government agencies. The prices that we are paid for prescription drugs are agreed upon upfront; however, insurance carriers and/or governmental agencies can adjust the contractual price. As a result, we do not have a fixed price at the time of sale. We are monitoring the historical trend of these contractual adjustments to develop a reasonable and conservative allowance for these adjustments. We anticipate that we will switch to the accrual basis of revenue recognition in the future.

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

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections," which replaces APB Opinion No. 20 and FASB Statement No. 3. This pronouncement applies to all voluntary changes in accounting principle, and revises the requirements for accounting for and reporting a change in accounting principle. SFAS No. 154 requires retrospective application to prior periods' financial statements of a voluntary change in accounting principle, unless it is impracticable to do so. This pronouncement also requires that a change in the method of depreciation, amortization, or depletion for long-lived, non-financial assets be accounted for as a change in accounting estimate that is affected by a change in accounting principle. SFAS No. 154 retains many provisions of APB Opinion 20 without change, including those related to reporting a change in accounting estimate, a change in the reporting entity, and correction of an error. The pronouncement also carries forward the provisions of SFAS No. 3 which govern reporting accounting changes in interim financial statements. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Statement does not change the transition provisions of any existing accounting pronouncements, including those that are in a transition phase as of the effective date of SFAS No. 154.

Item 3.     Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2005. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Mr. Robert DelVecchio. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2005, our disclosure controls and procedures are of limited effectiveness.

Disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

Other than as set forth below, there have been no material developments in the ongoing legal proceedings previously reported in which we are a party. A complete discussion of our ongoing legal proceedings is discussed in our annual report on Form 10-KSB for the year ended December 31, 2004.

On June 30, 2005, the United Stated Bankruptcy Court for the Eastern District of Texas located in Tyler, Texas approved a Settlement Agreement and Mutual Release (the “Settlement Agreement”) between Safescript Pharmacies, Inc., a Texas corporation f/k/a RTIN Holdings, Inc. and Safe Med Systems, Inc., a Texas corporation (collectively, “Safescript”), and us.

Under the Terms of the Settlement Agreement, Safescript will retain 100,000 shares of our common stock and return the remaining 4,344,444 shares of common stock for cancellation. The shares which Safescript will return for cancellation represent over 10% of our currently issued and outstanding shares. In addition, we agreed to issue Safescript 500,000 additional shares of our common stock and dismiss the lawsuit currently pending in the U.S. District Court for the Eastern District of Texas located in Tyler, Texas with prejudice. The Agreement contained a mutual release which resulted in Safescript releasing us from of any liability with respect to the note payable due to Safescript in the amount of approximately $1,013,000.

On July 11, 2005, a creditor of Safescript filed a motion with the United Stated Bankruptcy Court for the Eastern District of Texas for reconsideration of its approval of the Settlement Agreement. The court has not decided that motion, but it is substantially unlikely, based on the advice of counsel, that the court would alter its prior approval of the Settlement Agreement.

On April 14, 2004, a former officer filed a lawsuit against us in Orange County California Superior Court. The former officer was seeking additional compensation in the amount of $213,000 and other relief that the court deems just and appropriate. This case went to trial in early August. On August 10, 2005, the judge ruled in our favor deciding that no compensation is due to the former officer.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

During the first quarter of 2005, we commenced an exempt offering of units to accredited investors pursuant to Rule 506 of Regulation D under the Securities Act. This offering is currently ongoing. Each unit is priced at $0.80 and consisted of two shares of restricted common stock and one warrant to purchase one share of restricted common stock at an exercise price of $0.60 exercisable for thirty-six (36) months after the close of the offering. During the quarter ended June 30, 2005, we accepted subscriptions from fifteen (15) accredited investors for 910,000 units and received total proceeds of $728,000.  Subsequent to June 30, 2005, we accepted subscriptions from four (4) accredited investors for 625,000 units and received total proceeds of $499,980.  Each purchaser represented his or her intention to acquire the securities for investment only and not with a view toward distribution. Each investor was given adequate information about us to make an informed investment decision. We did not engage in any general solicitation or advertising. The stock certificates, when issued, will have the appropriate legends affixed to the restricted stock.

During the three months ended June 30, 2005, we issued 168,412 shares of restricted common stock to four (4) consultants in connection with services rendered. These shares were issued pursuant to Section 4(2) of the Securities Act. We did not engage in any general solicitation or advertising. The stock certificates were issued with the appropriate legends affixed to the restricted stock.

Item 3.     Defaults upon Senior Securities

Under the terms of the Settlement Agreement with Safescript, the note payable of approximately $1,013,000 was discharged and recorded as forgiveness of debt.

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

eRXSYS, Inc.

Date:	August 11, 2005

By: /s/ Robert DelVecchio Robert DelVecchio Title: Chief Executive Officer, Chief Financial Officer, and Director