Form 10QSB
period 2005-09-30
Assured Pharmacy, Inc.
filed 2005-11-14
CIK 1100592

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2005

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period to __________

Commission File Number: 000-33165

Assured Pharmacy, Inc.
(Exact name of small business issuer as specified in its charter)

Nevada	98-0233878
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

17935 Sky Park Circle, Suite F, Irvine, California 92614
(Address of principal executive offices)

949-222-9971
(Issuer’s telephone number)
eRXSYS, Inc. 18021 Sky Park Circle, Suite G2, Irvine California 92614
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [X] Yes [ ] No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes [X] No.

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 43,803,240 common shares as of November 7, 2005.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

PART I - FINANCIAL INFORMATION

Item 1.      Financial Statements

Our unaudited condensed consolidated financial statements included in this Form 10-QSB are as follows:

(a)	Unaudited Condensed Consolidated Balance Sheet as of September 30, 2005.	F-1
(b)	Unaudited Condensed Consolidated Statements of Operations for the three and the nine months ended September 30, 2005 and 2004;	F-2
(c)	Unaudited Condensed Consolidated Statements of Cash Flow for the nine month periods ended September 30, 2005 and 2004; and	F-3
(d)	Notes to Unaudited Condensed Consolidated Financial Statements	F-4

These unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-QSB. In the opinion of management, all adjustments (which, except as described in Financial Statement Footnote 3 to the accompanying condensed consolidated financial statements, consist only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the interim period ended September 30, 2005 are not necessarily indicative of the results that can be expected for the full year.

ASSURED PHARMACY, INC. AND SUBSIDIARIES
FORMERLY KNOWN AS eRXSYS, INC.
CONDENSED CONSOLIDATED BALANCE SHEET
SEPTEMBER 30, 2005
UNAUDITED

ASSETS

Current Assets
Cash	$144,394
Inventories	379,332
Prepaid expenses and other assets	52,404

576,130

Property and Equipment, net	479,326

$1,055,456

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable and accrued liabilities	$949,415
Line of Credit	636,635
Notes payable to related parties and stockholders	230,000

1,816,050

Minority Interest	442,778

Commitments and contingencies

Stockholders' Deficit
Preferred shares; par value $0.001 per share;
authorized 5,000,000 shares; no preferred shares issued
and outstanding	-

Common shares; par value $0.001 per share;
authorized 70,000,000 shares; 51,962,808 common shares issued and
41,104,150 outstanding	51,962

Treasury Stock	(10,858)

Additional paid-in capital, net	13,431,790

Deferred compensation	(282,950)

Accumulated deficit	(14,393,316)

Stockholders' deficit	(1,203,372)

$1,055,456

Page F-1                                                        See accompanying notes to condensed consolidated financial statements

ASSURED PHARMACY, INC. AND SUBSIDIARIES
FORMERLY KNOWN AS eRXSYS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
UNAUDITED

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2005	2004	2005	2004

GROSS SALES	$980,181	$350,459	$2,417,988	$703,167

COST OF SALES	(835,268)	(395,618)	(2,116,798)	(960,629)

GROSS PROFIT (LOSS)	144,913	(45,159)	301,190	(257,462)

OPERATING EXPENSES
Salaries and related	2,458,950	412,091	3,144,970	889,484
Consulting and other compensation	298,151	372,934	1,006,916	1,784,937
Selling, general and administrative	269,345	478,974	940,768	1,047,411
Impairment of intangible asset	-	-	-	2,977,448
Restructuring Charges	-	-	193,881	-
TOTAL OPERATING EXPENSES	3,026,446	1,263,999	5,286,535	6,699,280

OPERATING LOSS	(2,881,533)	(1,309,158)	(4,985,345)	(6,956,742)

OTHER (EXPENSE) INCOME
Interest expense	(31,783)	-	(98,086)	(26,157)
Interest income	-	4,476	-	436
Other income / (expense)	4,370	(87)	(76,889)	(507)
Forgiveness of debt	-	-	1,060,400	-
TOTAL OTHER (EXPENSE)	(27,413)	4,389	885,425	(26,228)

LOSS BEFORE MINORITY INTEREST	(2,908,946)	(1,304,769)	(4,099,920)	(6,982,970)
MINORITY INTEREST	73,069	172,346	250,629	391,299

NET (LOSS)	$(2,835,877)	$(1,132,423)	$(3,849,291)	$(6,591,671)

Earnings per common share:
Basic	$(0.07)	$(0.03)	$(0.10)	$(0.17)
Diluted	$(0.07)	$(0.03)	$(0.10)	$(0.17)

Weighted average number of shares outstanding
Basic	39,434,857	44,717,842	40,114,227	38,584,715
Diluted	39,434,857	44,717,842	40,114,227	38,584,715

Page F-2                                                        See accompanying notes to condensed consolidated financial statements.

ASSURED PHARMACY, INC. AND SUBSIDIARIES
FORMERLY KNOWN AS eRXSYS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED

	NINE MONTHS ENDED
	SEPTEMBER 30, 2005	SEPTEMBER 30, 2004

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(3,849,291)	$(6,591,671)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization of property and equipment	123,556	27,871
Impairment of property and equipment related to restructuring	137,312	-
Amortization of deferred consulting fee	268,750	456,400
Loss on settlement of debt	87,960	-
Gain on forgiveness of debt	(1,011,522)	-
Impairment of intangible asset	-	2,977,448
Minority interest in net loss of Joint Venture	(250,629)	(391,299)
Issuance of common stock for services	2,326,392	864,401
Changes in operating assets and liabilities:
Restricted cash	-	(150,000)
Inventories	(221,323)	(303,257)
Prepaid expenses and other current assets	(17,592)	(13,966)
Accounts payable and accrued liabilities	244,843	445,616
Related party payable	-	(14,797)
Net cash used in operating activities	(2,161,544)	(2,693,254)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	-	(490,821)
Net cash used in investing activities	-	(490,821)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from a line of credit	2,472,000	-
Proceeds from the issuance of notes payable to related parties and shareholders	355,000	109,409
Principal repayments on line of credit	(1,835,365)	-
Principal repayments on notes payable to related parties and shareholders	(185,000)	(145,131)
Proceeds from issuance of common stock for cash	1,412,978	2,650,030
Issuance of common stock in connection with issuance of notes payable	-	9,500
Minority interest	-	704,213
Net cash provided by financing activities	2,219,613	3,328,021

Net increase in cash	58,069	143,946

Cash at beginning of period	86,325	710,442

Cash at end of period	$144,394	$854,388

Supplemental disclosure of cash flow information-
Cash paid during the period for:

Interest	$98,085	$-

Please refer to the accompanying notes to the condensed consolidated financial statements for information regarding non-cash investing and financing activities.

Page F-3                                                         See accompanying notes to condensed consolidated financial statements

ASSURED PHARMACY, INC. AND SUBSIDIARIES
FORMERLY KNOWN AS ERXSYS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2005

1. ORGANIZATION AND BASIS OF PRESENTATION

Assured Pharmacy, Inc. (“Assured Pharmacy”) was organized as a Nevada corporation on October 22, 1999 under the name Surforama.com, Inc. (“Surforama”) and previously operated under the name eRXSYS, Inc. The Company changed its name to Assured Pharmacy, Inc. in October 2005. The Company is engaged in the business of operating pharmacies that specialize in dispensing highly regulated pain medication that allows physicians to transmit prescriptions from a wireless hand-held device or desktop computer directly to our pharmacies, thus eliminating or reducing the need for paper prescriptions. Because the focus is on physicians whose practice necessitates that they frequently prescribe medication to manage their patients’ chronic pain, non-prescription drugs, or health and beauty related products such as walking canes, bandages and shampoo are not typically kept in inventory. The Company derives its revenue from the sale of prescription drugs. The majority of the business is derived from physicians who transmit prescriptions directly to its pharmacy electronically. “Walk-in” prescriptions from physicians are limited.

In April 2003, the Company entered into a joint venture with TPG Partners, L.L.C. (“TPG”) to form Safescript Pharmacies of California, L.L.C. (“Joint Venture”). This Joint Venture was formed to establish and operate pharmacies. The Company owns 51% of the Joint Venture and TPG owns the remaining 49% (minority owner). In June 2003, the Joint Venture formed a wholly owned subsidiary, Safescript of California, Inc. (“Safescript”), to own and operate the pharmacies. In accordance with the shareholders agreement with TPG, TPG is obligated to contribute start-up costs in the amount of $230,000 per pharmacy location established up to fifty (50) pharmacies. In June 2003 and July 2003, TPG advanced $230,000 and $218,000, respectively, for a total of $448,000. This capital contribution funded the opening of our first two pharmacies in Santa Ana, CA in October 2003 and in Riverside, CA in June 2004. No additional funds have been received from TPG since 2003. TPG remains obligated to contribute an additional $12,000 to satisfy their full capital contribution. Effective September 8, 2004, Safescript filed amended articles of incorporation and changed its name to Assured Pharmacies, Inc. (“API”).

In February 2004, the Company entered into an agreement with TAPG, L.L.C. ("TAPG"), a Louisiana limited liability company, and incorporated Safescript Northwest, Inc. ("Safescript Northwest"), under the laws of the State of Louisiana. The Company owns 75% of Safescript Northwest and TAPG owns the remaining 25%. Effective August 19, 2004, Safescript Northwest filed amended articles of incorporation and changed its name to Assured Pharmacies Northwest, Inc. (“APNI”). Assured Pharmacy, Inc. API, Joint Venture, and APNI are hereinafter collectively referred to as the “Company.” In September 2005, APNI filed articles of conversion to convert the entity to a Nevada corporation. In accordance with the shareholders agreement with TAPG, TAPG is obligated to contribute start-up costs in the amount of $335,000 per pharmacy location established up to five (5) pharmacies and Assured Pharmacy will contribute technology, consulting services, and marketing expertise. Between March 2004 and October 2004, the Company received from TAPG start-up funds in the amount of $854,213 as its capital contribution for three pharmacies. This capital contribution funded the opening of two pharmacies in Kirkland, WA in August 2004 and Portland, OR in September 2004. Included in these monies was a partial capital contribution in the amount of $190,000 for the establishment of another pharmacy located in Portland, OR. TAPG is obligated to contribute an additional $145,000 to satisfy their full contribution. The Company and APNI requested that TAPG provide the $145,000 balance of its full capital contribution.

ASSURED PHARMACY, INC. AND SUBSIDIARIES
FORMERLY KNOWN AS ERXSYS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2005

On October 21, 2005, the Company held its annual meeting of shareholders. The shareholders approved an amendment to the articles of incorporation to complete a name change of the Company from eRXSYS, Inc. to Assured Pharmacy, Inc. The Company’s common stock is now trading on the over-the-counter bulletin board under the trading symbol “APHY.”

Going Concern Considerations

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business. As of September 30, 2005, the Company had an accumulated deficit of $14,393,316, recurring losses from operations and negative cash flow from operating activities for the nine month period ended September 30, 2005 of $2,161,544. The Company also had a negative working capital of $1,239,920 as of September 30, 2005.

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

Basis of Presentation

The Company’s management, without audit, prepared the condensed consolidated financial statements for the three and nine months ended September 30, 2005 and 2004. The information furnished has been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial reporting. Accordingly, certain disclosures normally included in financial statements prepared in accordance with GAAP have been condensed and consolidated or omitted. In the opinion of management, all adjustments considered necessary for the fair presentation of the Company's financial position, results of

ASSURED PHARMACY, INC. AND SUBSIDIARIES
FORMERLY KNOWN AS ERXSYS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2005

operations and cash flows have been included and (except as described in Note 3) are only of a normal recurring nature. The results of operations for the three and nine months ended September 30, 2005 are not necessarily indicative of the results of operations for the year ending December 31, 2005.

The consolidated financial statements include the accounts of Assured Pharmacy, Inc., its wholly owned subsidiary, API, its 51% owned Joint Venture, and its 75% owned APNI. All inter-company accounts and transactions have been eliminated in consolidation.

These condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements as of December 31, 2004, which are included in the Company’s Annual Report on Form 10-KSB that was filed with the Securities and Exchange Commission (the “SEC”) on April 15, 2005.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Inventories

As of September 30, 2005, inventories are stated at the lower of cost (first-in, first-out) or estimated market, and consist primarily of pharmaceutical drugs. Market is determined by comparison with recent sales or net realizable value. Net realizable value is based on management’s forecasts for sales of the Company’s products or services in the ensuing years and/or consideration and analysis of changes in customer base, product mix, payor mix, third party insurance reimbursement levels or other issues that may impact the estimated net realizable value. Management regularly reviews inventory quantities on hand and records a reserve for shrinkage and slow-moving, damaged and expired inventory, which is measured as the difference between the inventory cost and the estimated market value based on management’s assumptions about market conditions and future demand for the Company’s products. Such reserve is insignificant to the accompanying condensed consolidated financial statements. Should demand for the Company’s products prove to be less than anticipated, the ultimate net realizable value of the Company’s inventories could be substantially less than reflected in the accompanying condensed consolidated balance sheet.

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

ASSURED PHARMACY, INC. AND SUBSIDIARIES
FORMERLY KNOWN AS ERXSYS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2005

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

Revenue Recognition

The Company generates revenue from prescription drug sales which are reimbursable by third-party insurance carriers and government agencies. The Company’s ultimate expected revenue may be adjusted for contractual allowances by these third-party insurance carriers and/or government agencies, and are adjusted to actual as cash is received and charges are settled. The Company is monitoring its revenues from these sources and is creating several criteria in developing a historical trend analysis based on actual claims paid in order to estimate these potential contractual allowances on a monthly basis. Since the Company is considered to be in the start-up stage and lacks sufficient operational history, management may be unable to determine the fixed settlement of such revenue. Therefore, the Company is recognizing revenue on a cash basis until such time as management and the Board of Directors have developed the history and trends to estimate potential contractual adjustments. On an accrual basis, the Company would have recorded additional revenue of approximately $172,000 and $115,000 for the three months ended September 30, 2005 and 2004, respectively, and approximately $397,000 and $176,000 for the nine months ended September 30, 2005 and 2004, respectively.  Management is currently evaluating recognizing revenue on an accrual basis of accounting.

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

ASSURED PHARMACY, INC. AND SUBSIDIARIES
FORMERLY KNOWN AS ERXSYS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2005

Activities.”  GAAP prohibits the recognition of an exit-activity liability until (a) certain criteria (which demonstrate that it is reasonably probable that a present obligation to others has been incurred) are met, and (b) the fair value of such liability can be reasonably estimated.  We suspended the development of new pharmacies in order to restructure our current operations.

The Company recorded a restructuring charge of $193,881 during the three months ended March 31, 2005. No restructuring costs have been incurred since March 31, 2005.  See Note 7 for additional information.

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

SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of SFAS No. 123," was issued in December 2002 and is effective for fiscal years ending after December 15, 2002. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on

ASSURED PHARMACY, INC. AND SUBSIDIARIES
FORMERLY KNOWN AS ERXSYS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2005

reported results. At September 30, 2005 the Company has one stock-based employee compensation plan.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004

Net income (loss) applicable to common stockholders:
As reported	$(2,835,877)	$(1,132,423)	$(3,849,291)	$(6,591,671)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(1,125)	(5,875)	(3,375)	(17,625)
Pro forma	$(2,837,002)	$(1,138,298)	$(3,852,666)	$(6,609,296)

Basic and diluted (loss) per common share:
As reported	$(0.07)	$(0.03)	$(0.10)	$(0.17)
Pro forma	$(0.07)	$(0.03)	$(0.10)	$(0.17)

The above proforma effects of applying SFAS 123 are not necessarily representative of the impact on the results of operations for future years.

Basic and Diluted Income (Loss) Per Common Share

The Company computes income (loss) per common share using SFAS No. 128 “Earnings per Share.” Basic income (loss) per share is computed by dividing net income (loss) applicable to common shareholders by the weighted average number of common shares outstanding for the reporting period. Diluted income (loss) per share reflects the potential dilution that could occur if securities or other contracts, such as stock options and warrants to issue common stock, were exercised or converted into common stock. There were no dilutive potential common shares at September 30, 2005 or 2004, because the exercise price of all options and warrants is greater than the average market price of the common shares. As a result, the effect would be anti-dilutive and the basic and diluted losses per common share are the same.

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

ASSURED PHARMACY, INC. AND SUBSIDIARIES
FORMERLY KNOWN AS ERXSYS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2005

rights, and employee share purchase plans. SFAS No.123-R replaces SFAS No. 123, and supersedes APB Opinion No. 25.

Small Business Issuers are required to apply SFAS No. 123-R in the first interim reporting period of the next fiscal year that begins after December 15, 2005. Thus, the Company's consolidated financial statements will reflect an expense for (a) all share-based compensation arrangements granted after December 31, 2005 and for any such arrangements that are modified, cancelled, or repurchased after that date, and (b) the portion of previous share-based awards for which the requisite service has not been rendered as of that date, based on the grant-date estimated fair value.

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

RTIN Holdings, Inc. (RTIN)

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

On March 17, 2004, the Company filed a lawsuit in Nevada State Court against the Licensor seeking damages, declaratory relief, to rescind the License and to recover the consideration paid. On March 19, 2004, the Licensor filed for Chapter 11 bankruptcy protection. The litigation in Nevada State Court was stayed due to the Licensor filing for bankruptcy. The Company re-filed substantially the same claim as an adversary proceeding in the Licensor’s bankruptcy case, with the U.S. Bankruptcy court in Tyler, Texas.

ASSURED PHARMACY, INC. AND SUBSIDIARIES
FORMERLY KNOWN AS ERXSYS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2005

During the quarter ended March 31, 2004, management determined that the License was 100% impaired based on (a) the uncertainty of the Licensor’s ability to continue as a going concern, which creates substantial doubt about the Licensor’s ability to continue to support their e-prescribing technology, (b) the Company’s dispute with the Licensor, and (c) the Company’s implementation of the RxNT technologies at its first two pharmacies, (see the following paragraph). On June 30, 2005, the United Stated Bankruptcy Court for the Eastern District of Texas located in Tyler, Texas approved a Settlement Agreement and Mutual Release (the “Settlement Agreement”) between the Company and the Licensor. See Note 8 for additional information.

Network Technology, Inc. (RxNT)

On March 12, 2004, the Company entered into a technology license agreement ("Technology License") with Network Technology, Inc. ("RxNT"). The Technology License grants the Company the right to use RxNT’s e-prescribing technology under the Company’s brand name "Assured Script". Pursuant to the Technology License agreement, the Company paid RxNT $50,000 at the execution of the agreement and $50,000 upon implementation of the technology.

4. LINE OF CREDIT

In February 2005, the Company entered into an accounts receivable servicing agreement and a Line of Credit agreement (the “LOC”) with Mosaic Financial Services, Inc. (“Mosaic”). This agreement allowed the Company to secure financing for inventory purchases over an extended period of time. Under the terms of the LOC agreement, the Company was able to draw a maximum of $500,000 to purchase inventory. Beginning July 1, 2005, the LOC limit was increased to $700,000. These agreements were for one year term with a provision to automatically renew unless either party provided notice of termination within 180 days prior to the end of the effective term. The LOC had an interest rate of 1.25% of the then LOC limit. The LOC was substantially secured by all of the Company's existing and future assets. The outstanding balance of the LOC was approximately $637,000 as of September 30, 2005.

Within this agreement, the provider had a continuing conversion right during the term to convert all or a portion of the outstanding amount of the obligations into a number of shares of the Company’s common stock determined at a conversion price equal to 80% of the average of the daily volume weighted average price or “VWAP” for the seven (7) consecutive trading days immediately proceeding the date the conversion right is exercised. Notwithstanding the foregoing, the conversion price shall not be less than twenty-five cents ($0.25) nor more than seventy-five cents ($0.75). The provider shall be entitled to piggyback registration rights upon exercise of this conversion right. See Note 10 for information about the conversion of this debt by the provider.

5. NOTES PAYABLE TO RELATED PARTIES AND STOCKHOLDERS

RTIN

In May 2003, the Company assumed a note payable from Safescript of approximately $3,177,000 in connection with acquisition of a License (See Note 3), of which $2,000,000 was converted into 4,444,444 shares of the Company’s restricted common stock at $0.45 per share. The remaining balance of approximately $1,177,000 was payable in monthly installments of $25,000 including interest at 5% per annum with a balloon payment of

ASSURED PHARMACY, INC. AND SUBSIDIARIES
FORMERLY KNOWN AS ERXSYS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2005

approximately $802,000 due in December 2004. This note was secured by the License.

At June 30, 2005, the total outstanding principal balance of the Safescript note was approximately $1,013,000 and monthly installments were fourteen months in arrears due to the Company’s dispute with the Licensor (see Note 3 and Note 8). On June 30, 2005, the United States Bank Bankruptcy Court for the Eastern District of Texas located in Tyler, Texas approved a Settlement Agreement and Mutual Release (the “Settlement Agreement”) between the Company and the Licensor. Under the terms of the Settlement Agreement, the Licensor retained 100,000 shares of the Company’s common stock and returned the remaining 4,344,444 shares of common stock for cancellation. In addition, we agreed to issue the Licensor 500,000 additional shares of its common stock and dismiss the lawsuit currently pending in the U.S. District Court for the Eastern District of Texas located in Tyler, Texas with prejudice. The Agreement contained a mutual release which resulted in the Licensor releasing the Company from of any liability with respect to the note payable due to the Licensor in the amount of approximately $1,013,000.

For financial reporting purposes, the Company has treated the 500,000 shares to the Licensor as constructively issued as of June 30, 2005. Accordingly, the Company recorded for the quarter ended in June 30, 2005, a credit to common stock for $500; a credit to additional paid in capital for $148,000 (the estimated fair value of the stock based on the trading price on the settlement date); and recorded a gain on settlement of debt of $1,011,522 in the accompanying condensed consolidated statements of operations. Therefore, in accordance with FASB 145 and APB 30, management concluded that such gain is not considered extraordinary and is presented as a component of income from continuing operations.

Parker Note

In December 2003, the Company entered into a note payable with Mr. Parker, its former Chief Executive Officer (“Former CEO”) for $370,000 in connection with the acquisition of a License (see Note 3). This note accrued interest at a fixed rate of 5% per annum. The note was secured by the License and was to mature in December 31, 2007.

In a termination and settlement agreement entered into with the former CEO on February 1, 2005, the former CEO agreed to accept $10,000 cash, 494,000 shares of restricted common stock and warrants (fully vested and immediately exercisable, five year period, at a price range of $0.75 to $1.25 per share) to purchase 1,300,000 shares of the Company’s common stock and forever discharge the Company from all liability associated with this debt. During the quarter ended September 30, 2005, the Company repaid the $10,000.

Accordingly, the Company recorded for the quarter ended in March 31, 2005, a credit to subscribed stock for $494; a credit to additional paid in capital for $118,006 (the estimated fair value of the stock based on the trading price on the settlement date); and recorded a credit to additional paid in capital for $329,000 (estimated fair value of the warrants based on the Black-Scholes pricing model on the settlement date) and recorded a loss on settlement of debt of $87,960, clearing this debt.

ASSURED PHARMACY, INC. AND SUBSIDIARIES
FORMERLY KNOWN AS ERXSYS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2005

TAPG Note

In January 2005, the Company entered into an agreement with TAPG where TAPG was to advance $270,000 in connection with establishing pharmacies in the Northwestern United States (see Note 3). The note was to be funded by TAPG LLC in monthly installments of $45,000 up to a maximum of $270,000. The note accrued interest at a fixed rate of 7% per annum. The note is secured by the assets of the Northwestern pharmacies of APNI, which Assured Pharmacy has a 75% controlling interest. However, the Company received only $40,000 during the nine month period ended September 30, 2005.

Additional Stockholders’ Notes

During the first quarter of 2005, the Company entered into four ninety day notes payable with three separate stockholders. Three of the notes totalling $190,000 are unsecured and have a fixed interest rate of 3% per annum. The remaining note in the amount of $50,000 is unsecured and has a fixed interest rate of 7.5% per annum. On August 15, 2005, the company repaid the balance of the $50,000 note payable together with accrued interest of $1,350. Also, during the quarter ended September 30, 2005, the Company was able to extend the maturity date of the remaining three notes payable to January 31, 2006. These notes have accrued interest of approximately $4,600 through September 30, 2005.

Robert James, Inc. Note

On or about December 21, 2004, the Company received a loan evidenced by a promissory note from Robert James, Inc., a company under the control of our current CEO Mr. Robert DelVecchio, for the purpose of purchasing inventory for our pharmacies. The promissory note was for a maximum of $150,000, and matured on the earlier of March 6, 2005 or the date that we were able to consummate an accounts receivable factoring arrangement for our working capital. The outstanding principal amount of this promissory note bears interest at three percent (3%) per month and monthly financing and administrative fees until repaid. On February 21, 2005, the Company paid the outstanding balance of $125,000 in full including all accrued interest and related fees.

6. EQUITY TRANSACTIONS

Common Stock

During March 2005, the Company issued 124,997 shares of restricted common stock to two (2) consultants in connection with services rendered valued at $33,249 (estimated to be the fair value based on the trading price on the issuance date). These securities were issued pursuant to Section 4(2) of the Securities Act of 1933, as amended.

During the three months ended March 31, 2005, the Company issued 100,000 shares of its common stock to directors of the Company in consideration for such director’s services rendered during the three months ended March 31, 2005. Such shares are valued at $38,000 (estimated to be the fair value based on the trading price on the issuance date). These securities were issued pursuant to Section 4(2) of the Securities Act of 1933, as

ASSURED PHARMACY, INC. AND SUBSIDIARIES
FORMERLY KNOWN AS ERXSYS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2005

amended.

During the three months ended June 30, 2005, the Company commenced a private equity offering to accredited investors and sold 910,000 units at $0.80 per unit, for an aggregate of $728,000 in net proceeds. Each unit is priced at $0.80 and consists of two (2) shares of restricted common stock and one (1) warrant to purchase one (1) share of restricted common stock at an exercise price of $0.60 exercisable for thirty six (36) months after the close of the offering. These securities were issued pursuant to Rule 506 of Regulation D.

During the three months ended June 30, 2005, the Company issued 168,412 shares of restricted common stock to consultants in connection with services rendered valued at $49,042 (estimated to be the fair value based on the trading price on the issuance date). These securities were issued pursuant to Section 4(2) of the Securities Act of 1933, as amended.

Under the Terms of the Settlement Agreement, the Licensor retained 100,000 shares of the Company’s common stock and returned the remaining 4,344,444 shares of common stock for cancellation. Accordingly, the Company recorded a debit to treasury stock for $4,344. In addition, the Company agreed to issue the Licensor 500,000 additional shares of its common stock. These securities were issued pursuant to Section 4(2) of the Securities Act of 1933, as amended.

During the three months ended September 30, 2005, the Company sold 856,250 units at $0.80 per unit, or an aggregate of $685,000 in proceeds, to accredited investors in a private equity offering. Each unit is priced at $0.80 and consists of two (2) shares of restricted common stock and one (1) warrant to purchase one (1) share of restricted common stock at an exercise price of $0.60 exercisable for thirty six (36) months after the close of the offering. These securities were issued pursuant to Rule 506 of Regulation D.

During the three months ended September 30, 2005, the Company issued 165,000 shares of restricted common stock to a consultant for services rendered, valued at $46,200 (estimated to be the fair value based on the trading price on the issuance date). This security was issued pursuant to Section 4(2) of the Securities Act of 1933, as amended.

During the three months ended September 30, 2005, the Company issued 1,150,000 shares of restricted common stock to consultants in connection with one year service agreements. Such stock was valued at $334,500 (estimated to be the fair value based on the trading price on the issuance date). As a result of these transactions, the Company recorded a debit to deferred compensation of $334,500 and a credit to common stock and additional paid-in capital of $1,150 and $333,350, respectively. The Company amortized $51,550 of such deferred compensation during the quarter ended September 30, 2005 leaving a balance of $282,950 of deferred compensation at September 30, 2005 to be amortized over the remaining lives of such consulting contracts. These securities were issued pursuant to Section 4(2) of the Securities Act of 1933, as amended.

ASSURED PHARMACY, INC. AND SUBSIDIARIES
FORMERLY KNOWN AS ERXSYS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2005

In August 2005, the Company issued 500,000 shares of its common stock to directors of the Company in consideration for services rendered during the three months ended September 30, 2005. These shares were valued at $140,000 (estimated to be the fair value based on the trading price on the issuance date). These securities were issued pursuant to Section 4(2) of the Securities Act of 1933, as amended.

In August 2005, the Company issued 250,000 shares of restricted common stock for a performance base bonus rendered during the three months ended September 30, 2005 to an officer of the Company valued at $70,000 (estimated to be the fair value based on the trading price on the issuance date). The Company also granted 250,000 options to purchase 250,000 shares of the Company’s common stock exercisable one-third per year for a period of three years from the date of issuance at the exercise price of $0.60 per share. These securities were issued pursuant to Section 4(2) of the Securities Act of 1933, as amended.

Employment Agreement with CEO

In September 2005, the Company entered into an employment agreement with its Chief Executive Officer, Robert DelVecchio. Pursuant to the terms of the employment agreement, the Company issued options to Mr. DelVecchio to purchase 5,000,000 shares of common stock for a period of ten years from the date of issuance and exercisable at the exercise price of $0.60 per share. These options became fully vested and exercisable upon issuance, with a fair value of $1,950,000 (using Black Scholes to be the fair value upon date of issuance). Such expense is included in salaries and related in the accompanying condensed consolidated profit and loss statement. These options were issued pursuant to Section 4(2) of the Securities Act of 1933, as amended.  The Board of Directors issued these options to Mr. DelVecchio for his past services to the Company outside of his services as a Company employee or director.  Therefore, such options has been accounted for under SFAS No. 123.

7. RESTRUCTURING COSTS

Because the Company’s revenue and operating margin had not grown in line with managements original expectations, the Company adopted a non-discretionary restructuring plan that resulted in a workforce reduction and other cost reductions (collectively, the “Restructuring”) intended to strengthen the Company’s future operating performance. The Company implemented the Restructuring during the fourth quarter of calendar 2004 through the first quarter of 2005.  The Company’s total charge related to this Restructuring was approximately $242,000, which $48,000 was recognized in the fourth quarter of 2004 and $194,000 in the first quarter of 2005. No restructuring costs have been incurred since March 31, 2005.

The Restructuring charge recognized during the first quarter of 2005 was comprised primarily of fixed asset write-offs from the termination of construction work for the Regional Office built in Fort Worth, Texas and the pharmacy built in Santa Monica, California. The Company accounts for the costs associated with exiting an activity, including costs in accordance with SFAS 146.

ASSURED PHARMACY, INC. AND SUBSIDIARIES
FORMERLY KNOWN AS ERXSYS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2005

8. COMMITMENTS AND CONTINGENCIES

Legal Matters

Providing pharmacy services entails an inherent risk of medical and professional malpractice liability. The Company may be named as a defendant in such lawsuits and become subject to the attendant risk of substantial damage awards. The Company believes it possesses adequate professional and medical malpractice liability insurance coverage. There can be no assurance that the Company will not be sued, that any such lawsuit will not exceed our insurance coverage, or that it will be able to maintain such coverage at acceptable costs and on favorable terms.

From time to time, the Company may be involved in various claims, lawsuits, disputes with third parties, actions involving allegations of discrimination or breach of contract actions incidental to the normal operations of the business. Other than as disclosed below, the Company is not currently involved in any litigation which it believes could have a material adverse effect on its financial position or results of operations.

Safescript Pharmacies, Inc. (formerly known as RTIN, Inc.) failed to provide the Company with essential services as set forth in the license agreement that they entered into and this forced the Company to terminate its use of all technology granted under the license agreement entered into with Safescript Pharmacies, Inc. On March 17, 2004, the Company filed a lawsuit in Nevada State Court against Safescript Pharmacies, Inc. seeking damages, declaratory relief, to rescind the License and to recover the consideration paid. On March 19, 2004, Safescript Pharmacies, Inc. filed for Chapter 11 bankruptcy protection. The litigation in Nevada State Court was stayed due to Safescript Pharmacies, Inc. filing for bankruptcy. The Company re-filed substantially the same claim as an adversary proceeding in Safescript Pharmacies, Inc.’s bankruptcy case, which was pending in the U.S. Bankruptcy Court located in Tyler, Texas. In July 2004, this case was transferred to the U.S. District Court for the Eastern District of Texas located in Tyler, Texas.

On June 30, 2005, the United Stated Bankruptcy Court for the Eastern District of Texas located in Tyler, Texas (“District Court”) approved the Settlement Agreement between Safescript Pharmacies, Inc., a Texas corporation f/k/a RTIN Holdings, Inc. and Safe Med Systems, Inc., a Texas corporation (collectively, “Safescript”), and the Company. Under the Terms of the Settlement Agreement, Safescript retained 100,000 shares of the Company common stock and returned the remaining 4,344,444 shares of common stock for cancellation. In addition, the Company agreed to issue Safescript 500,000 additional shares of its common stock and dismiss the lawsuit currently pending in the District Court with prejudice. The Agreement contained a mutual release which resulted in Safescript releasing the Company from of any liability with respect to the note payable due to Safescript in the amount of approximately $1,013,000.

On July 11, 2005, a creditor of Safescript filed a motion with the District Court for reconsideration of its approval of the Settlement Agreement. On October 14, 2005, the District Court denied the creditor’s motion for reconsideration. The creditor appealed the District Court’s approval of the Settlement Agreement. The court has not decided that appeal, but it is substantially unlikely, based on the advice of counsel, that the court would overturn the District Court’s approval of the Settlement Agreement.

ASSURED PHARMACY, INC. AND SUBSIDIARIES
FORMERLY KNOWN AS ERXSYS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2005

On April 14, 2004, a former officer filed a lawsuit against the Company in Orange County California Superior Court. The former officer was seeking additional compensation in the amount of $213,000 and other relief that the court deems just and appropriate. This case went to trial in early August 2005. On August 10, 2005, the judge ruled in the Company’s favor deciding that no compensation was due to the former officer.

9. INCOME (LOSS) PER COMMON SHARE

The following is a reconciliation of the numerators and denominators of the basic and diluted income (loss) per common share computations for the three months and nine months ended September 30:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004

Numerator for basic and diluted income (loss) per common share:

Net Loss to common stockholders	$(2,835,877)	$(1,132,423)	$(3,849,291)	$(6,591,671)

Denominator for basic and diluted income (loss) per common shares:

Weighted average number of shares outstanding	39,434,857	44,717,842	40,114,227	38,584,715

Basic and diluted Loss per common share	$(0.07)	$(0.03)	$(0.10)	$(0.17)

10. SUBSEQUENT EVENTS

Name Change

On October 21, 2005, the Company held its annual meeting of shareholders. The shareholders approved an amendment to the articles of incorporation to change of the Company’s name from eRXSYS, Inc. to Assured Pharmacy, Inc. The Company’s common stock is now trading over-the-counter bulletin board under the trading symbol “APHY.”

 ASSURED PHARMACY, INC. AND SUBSIDIARIES
FORMERLY KNOWN AS ERXSYS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2005

Melaton Investment Loan

On October 25, 2005, the Company entered into a loan agreement with Melaton Investment Corporation S.A. (“Melaton”). Under the terms of the agreement, the Company received $250,000 for a twelve (12) month term which can be extended for an additional twelve (12) month period by mutual consent. On the date of funding, the Company will pay to the lender a one time commitment fee equal to 3% of the initial amount of the loan. The loan has an interest rate of 15% per annum to be paid in monthly instalments.

Pursuant to the terms of this agreement, the Melaton has a continuing conversion right during the term to convert all or a portion of the then outstanding amount of the obligations into a number of shares of the Company’s common stock determined at a conversion price equal to the rolling seven (7) trading day weighted average closing bid price for the Common Stock on the OTC:BB (or such other equivalent market on which the Common Stock is quoted) calculated as of the trading day immediately preceding the date the Conversion Right is exercised. The Conversion Price shall not be less than $0.40 nor more than $0.80. Metalon shall be entitled to piggyback registration rights upon exercise of this conversion right.

Line of Credit Agreements

On October 24, 2005, the Company authorized the issuance of 2,500,000 restricted common shares at $0.28 per share to Mosaic in order to convert their entire outstanding balance of $700,000 into common stock in accordance with their conversion right in the LOC agreement. The issuance of these shares to Mosaic satisfied in full the Company’s obligations under the LOC agreement. These shares were issued pursuant to Section 4(2) of the Securities Act.

As of October 31, 2005, the Company entered into a new line of credit agreement for $1,000,000 with Mosaic. This line has a one time commitment fee equal to three percent (3%) of the initial amount of the line of credit. The agreement has a monthly interest rate of 1.5% of the then line of credit limit. The Lender shall deduct the accrued finance charges from the advances. The line of credit is secured by the Company’s open accounts receivable due from all sources and substantially all assets of the Company.

Pursuant to the terms of this agreement, the Lender has a continuing conversion right during the term to convert all or a portion of the outstanding amount of the obligations into a number of shares of the Company’s common stock determined at a conversion price equal to the rolling seven (7) trading day weighted average closing bid price for the Common Stock on the OTC:BB (or such other equivalent market on which the Common Stock is quoted) calculated as of the trading day immediately preceding the date the Conversion Right is exercised. The Conversion Price shall not be less than $0.40 nor more than $0.80. The Lender shall be entitled to piggyback registration rights upon exercise of this conversion right.

ASSURED PHARMACY, INC. AND SUBSIDIARIES
FORMERLY KNOWN AS ERXSYS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2005

Consulting Agreements

During the month of October 2005, the Company issued 165,590 shares of restricted common stock to a consultant in connection with services rendered valued at $60,000 (average price per share of $0.36). These shares were issued pursuant to Section 4(2) of the Securities Act of 1933, as amended.

During the month of October 2005, the Company issued 3,500 shares of restricted common stock to a consultant in connection with services rendered valued at $1,400, $0.40 per share (estimated to be the fair value based on the trading price on the issuance date). These shares were issued pursuant to Section 4(2) of the Securities Act of 1933, as amended.

During October 2005, the Company contracted with a marketing research firm in exchange for 30,000 shares of the Company’s restricted common stock. Such shares are valued at $0.48 per share (estimated to be the fair value based on the trading price on the issuance date). These securities were issued pursuant to Section 4(2) of the Securities Act of 1933, as amended.

During October 2005, the Company contracted with sales and marketing consulting firms in exchange for 125,000 warrants to purchase shares of the Company’s stock at $.60 per share for a period of two years.

Item 2.     Management’s Discussion and Analysis

Cautionary Statement Regarding Forward-Looking Statements

Historical results and trends should not be taken as indicative of future operations. Management’s statements contained in this report that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934 (the “Exchange Act”), as amended. Actual results may differ materially from those included in the forward-looking statements. The Company intends such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of complying with those safe-harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words “believe,”“expect,”“continue,”“should,”“could,”“may,”“plan,”“will,”“intend,”“anticipate,”“estimate,”“project,”“prospects,” or similar expressions. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on the operations and future prospects of the Company on a consolidated basis include, but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, our high level of indebtedness, our ability to improve the operating performance of our existing stores in accordance to our long term strategy, interest rates, competition, our ability to hire and retain pharmacists and other store personnel, the efforts of third-party payors reducing prescription drug reimbursements, significant restructuring activities in calendar 2004 and thereafter, and generally accepted accounting principles. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Further information concerning the Company and its business, including additional factors that could materially affect the Company’s financial results, is included herein and in the Company’s other filings with the SEC.

Management’s Discussion and Analysis

We currently have four operating pharmacies. Our first pharmacy was opened on October 13, 2003 in Santa Ana, California. On June 10, 2004, we opened our second pharmacy in Riverside, California. These pharmacies were opened pursuant to a joint venture agreement entered into with TPG Partners, LLC.  We opened our third pharmacy in Kirkland, Washington on August 11, 2004. Our fourth pharmacy was opened in Portland, Oregon on September 21, 2004. The pharmacies located in Kirkland and Portland were opened pursuant to a joint venture agreement with TAPG LLC.

Our pharmacies specialize in dispensing highly regulated pain medication. We offer physicians the ability to utilize our web-based technology to transmit prescriptions to our pharmacies from a wireless hand-held device or desktop computer, thus eliminating or reducing the need for paper prescriptions.

Typical retail pharmacies either do not keep in inventory or maintain limited amounts of highly regulated pain medications. As a result, the time it takes for a traditional retail pharmacy to fill these prescriptions is prolonged. Our pharmacies’ extensive inventory of highly regulated pain medication frequently enables us to fill customers’ prescriptions from our existing inventory and decrease the wait time required to fill these prescriptions. Offering physicians the ability to electronically transmit prescriptions to our pharmacies also assists in decreasing the wait time to fill our customers’ prescription because we can commence filling the prescription upon receipt electronically as opposed to our receipt of a paper prescription when a customer enters our pharmacy.

Given that our focus is on dispensing highly regulated medication to manage our customer’s chronic pain, we typically will not keep in inventory non-prescription drugs or health and beauty related products inventoried at traditional pharmacies. We do not charge physicians any fees or costs for transmitting prescriptions to our pharmacies or for any training they may receive on how to utilize our web portal. We derive our revenue from the sale of prescription drugs.

We announced in our quarterly report for the three months ended September 30, 2004 that we were suspending the development of new pharmacies in order to evaluate and improve the operations of our four existing pharmacies. Our board of directors and executive management believed that all four stores were not operating at their full potential. The basis for this was primarily the reluctance of physicians to adopt our technology for electronically transmitting prescriptions and our failure to implement a successful marketing strategy to attract business. Since this announcement, management postponed activity related to the development of new locations. Following this period of evaluation, our management decided not to close any of our existing pharmacy locations. We remain hopeful that we will resume the development of new pharmacies in the fourth quarter of 2005.

The primary catalyst for the decision to suspend the development of new pharmacies was lack of sufficient cash to fund the expenses associated with the development of new pharmacies. We incurred expenditures in connection with purchases of inventory for our existing pharmacies. There is a time gap between when we replenish our inventory and the time that it takes to collect our accounts receivable. We generally replenish our inventory daily and the payment terms for purchases of inventory from our supplier’s average approximately 15 days. Given that nearly all of our sales are to customers whose medications are covered by health benefit plans and other third-party payors, we typically do not receive cash for our sales at the time of transactions and are dependent on health benefit plans and other third-party payors to pay for all or a portion of our customers’ prescription purchases. During the three months ended December 2004, our average period of time to receive payment from the time of a sale was approximately 41 days. The delay in the receipt of payment while continuing to replenish inventory resulted in a cash short-fall during the fourth quarter of 2004. Since the fourth quarter of 2004, we reduced this time gap primarily due to our pharmacists proactively verifying the validity of a patient’s worker’s compensation coverage with the physician and any third party payor prior to dispensing any pharmaceuticals. The time period that it takes to receive payment from the time of a sale is reduced when the validly of patient’s worker’s compensation coverage is not in dispute.

Management evaluated various alternatives available to us as it related to financing future inventory purchases in the early stages of our planned principal operations. Our management was successful in securing financing for inventory purposes on an interim basis. On February 23, 2005, we entered into an accounts receivable servicing agreement and line of credit agreement with Mosaic Financial Services, LLC (“Mosaic”). The monthly interest rate under this agreement is equal to one and one quarter percent (1.25%) of the then LOC limit. This agreement enabled us to secure financing for inventory purchases over an extended period of time. Under the terms of the line of credit agreement, the maximum amount that we could draw to purchase inventory was originally $500,000 and increased to $700,000 on July 1, 2005. This agreement was for a term of one (1) year with a provision to automatically renew for another one (1) year period unless either party provided notice to the other of termination within 180 days prior to the end of the effective term.

Mosaic provided notice to us of its intent to exercise its right under the Line of Credit Agreement to convert the $700,000 previously advanced into shares of the our common stock. Subsequent to the reporting period on October 24, 2005, our board of directors authorized the issuance of 2,500,000 restricted shares of our common stock to Mosaic in accordance with the conversion right provided in the Line of Credit Agreement. The issuance of these shares to Mosaic satisfied our obligations in full under the Accounts Receivable Servicing Agreement and Line of Credit Agreement.

Subsequent to the reporting period on October 31, 2005, we entered into another Line of Credit Agreement (“LOC”) with Mosaic enabling us to draw a maximum of $1,000,000 to purchase inventory. This LOC has a one time commitment fee equal to three percent (3%) of the initial amount of the LOC. The LOC has a monthly interest rate of 1.5% of the then LOC limit. These accrued finance charges will be deducted prior to any advances. Under the terms of the LOC, Mosaic has a conversion right to convert all or a portion of the outstanding advances into shares of our common stock where the conversion price is based on the weighted average closing bid price for the our common stock on the over-the-counter bulletin board (or such other equivalent market on which our common stock is quoted) as for the seven trading days immediately preceding the date the conversion right is exercised. The conversion price shall not be less than $0.40 nor more than $0.80. Our management anticipates that this LOC will adequately finance inventory purchases for our existing pharmacies over the next twelve months.  This LOC is secured by substantially all of the Company's assets.

Following a period of evaluation during the fourth quarter of 2004, management cited our previous marketing practice as an area for improvement. Beginning in the first quarter of current fiscal year, our management successfully implemented a new marketing strategy that dramatically expanded our efforts to attract business. Our current marketing strategy is targeted to physicians, new customers, and existing customers. With respect to new customers, we continue to offer a $10.00 coupon to be applied toward the customers’ first prescription filled at any of our pharmacies and a $5.00 gift card at any Starbucks location. With respect to our current customers, we are continuing a direct mailing promotion mailing. We are offering our current customers a $10.00 coupon to be applied toward the purchase of prescription drugs for any prescription that is transferred to one of our pharmacies. In addition, we are continuing to hold a monthly drawing at each pharmacy for those customers that transferred a prescription and the winner will receive a $150.00 gift card. We also send notices to physicians informing them of our pharmacy operations. In an attempt to build more name recognition, we have created brochures and posters that are available in physicians’ waiting rooms.

Our new marketing strategy set forth above has in a short time period produced an increase in business. During the nine months ended September 30, 2005, our four pharmacies filled an average of 519 prescriptions per week. During the period ended September 30, 2004, our two pharmacies filled an average of 208 prescriptions per week.

Currently, we generate reoccurring business from approximately 52 physicians and 10 of those physicians account for approximately 94% of all prescriptions filled at our pharmacies. The number of physicians that send repeat business to our pharmacies has increased. As of September 30, 2005, we generated repeat business from approximately 38 physicians and 10 of those physicians account for approximately 83% of all prescriptions. The increase in the number of physicians that transmit prescriptions to our pharmacies on an ongoing basis is primarily attributable to our marketing efforts to physicians and their increased comfort with utilizing our web-based technology. We anticipate that the number physicians transmitting prescriptions to our pharmacies over the next several months will continue to increase.

Additionally, our two pharmacy locations in California previously experienced difficulty in qualifying to participate in California’s Medicaid program, known as Medi-Cal. Medicaid is a federal/state program that provides health coverage, including prescription drug coverage to the needy. Each state’s Medicaid program is different, and some states impose limitations on the number of pharmacies that may serve the Medicaid population. In order to participate in Medicaid programs, each pharmacy must enroll as a participating provider. We submitted an application to the California Department of Health Services and received a notice of approval on August 22, 2005. We were assigned a unique provider identification number to enable our pharmacy in Riverside, California and other California locations that we may establish in the future, exclusive of locations in Orange County, to process claims through Medi-Cal. We anticipate that this approval and our ability to process claims through Medi-Cal will increase sales at our California pharmacy located in Riverside.

The Medicaid program is administered and all benefits are processed by CalOptima exclusively in Orange County, California. All applications to participate in the Medicaid programs for pharmacies located in Orange County are processed by CalOptima. In 2002, CalOptima placed a moratorium on additional pharmacies in Orange County enrolling as a supplier of prescription drugs to customers who rely solely on Medicaid for health coverage. This moratorium remains in effect and impacts our location in Santa Ana, California

During the reporting period, we received notice that CalOptima was accepting applications for pharmacies to participate in CalOptima specifically for claims by customers who rely on health coverage through both Medicaid and Medicare. Medicare is a health insurance program for people over the age of 65 or those under 65 with certain disabilities. We submitted an application to CalOptima for approval to supply customers who rely on health coverage through both Medicaid and Medicare in Orange County, California during the reporting period. We anticipate that we will receive a response to our application no later than December 31, 2005.

Approval to participate as a supplier to CalOptima would increase the customer base at our California pharmacy location in Santa Ana even if such approval was limited to a classification of individuals that rely on both Medicaid and Medicare for health insurance coverage. There can be no assurance that the moratorium will be lifted and our pharmacies will be able to obtain the necessary approvals to participate in California’s Medicaid program in any respect in Orange County, California.

On October 21, 2005, we held our annual meeting of shareholders. The shareholders approved an amendment to the articles of incorporation to change the Company name from eRXSYS, Inc. to Assured Pharmacy, Inc.

Results of Operations for the Three Months Ended September 30, 2005 and September 30, 2004

Revenues

On the cash basis of accounting, our total revenue reported for the quarter ended September 30, 2005 was $980,181, an increase of approximately 180% from $350,459 for the quarter ended September 30, 2004. We generated more revenue in the quarter ended September 30, 2005 than in any other quarterly period since our inception. The increase in revenue growth is primarily attributable to having four operating pharmacies for the entire reporting period. During the quarter ended September 30, 2004, only our two pharmacies in California were operating for the entire reporting period. Additional locations in Oregon and Washington commenced operations during the quarter ended September 30, 2004 and did not materially impact our revenue during this reporting period. Our management also attributes the implementation of our new marketing strategy for the increase in reported revenue.

We are in the process of monitoring our revenues and creating several criteria to develop a historical trend analysis based on actual claims paid in order to estimate potential contractual allowances on a monthly basis. Given that we are considered to be in the start-up stage and lack sufficient operational history, we are unable at this time to determine the fixed settlement of our revenue. Therefore, we are recognizing revenue on a cash basis until such time that management can develop the history and trends necessary to estimate potential contractual adjustments. On an accrual basis, we would have recorded revenue of $1,158,058 for the quarter ended September 30, 2005, which is additional revenue of approximately $177,877. On an accrual basis, we would have recorded revenue of approximately $465,717 for the quarter ended September 30, 2004, which is additional revenue of approximately $115,258 for the quarter ended September 30, 2004.

Cost of Sales

The total cost of sales increased to $835,268 for the quarter ended September 30, 2005, compared to $395,618 for the quarter ended September 30, 2004. The price on a per unit basis of pharmaceuticals has remained relatively stable between the three months ended September 30, 2005 and 2004. The increase is primarily attributable to supplying and replenishing inventory in four pharmacies for the entire reporting period. We opened additional pharmacies in August and September 2004 in Oregon and Washington. As a result, we were supplying and replenishing inventory at only the two pharmacy locations in California for the entire quarter ended September 30, 2004.

Gross Profit

Gross Profit increased to $144,913, or approximately 15% of gross sales, for the quarter ended September 30, 2005. This is an increase from a reported loss of $45,159 for the quarter ended September 30, 2004. The growth of gross profit is primarily attributable to operating four pharmacies for the entire reporting period as compared to the prior year when only two pharmacies were operating for the same period. The growth in gross profit is also attributable to the focus of all four pharmacies on servicing the profitable segments of the specialty pain market. This quarter represents the third consecutive reporting period that we reported gross profits and the highest amount of gross profit reported during any quarterly period since our inception.

The growth in gross profit is largely attributable to operating four pharmacies for the entire reporting period as compared to the prior year when only two pharmacies were operating for the entire reporting period.

Operating Expenses

Operating expenses increased to $3,026,446 for the quarter ended September 30, 2005, compared to $1,263,999 for the quarter ended September 30, 2004. Our operating expenses for the quarter ended September 30, 2005 consisted of salaries and related expenses of $2,458,950, consulting and other compensation of $298,151, and selling, general and administrative expenses of $269,345. Our operating expenses for the same quarter last year consisted of salaries and related expenses of $412,091, consulting and other compensation of $372,934 and selling, general and administrative expenses of $478,974.

This increase in operating expenses is primarily attributable to compensating consultants, management and directors for services rendered through to issuance of restricted common stock and increased employee compensation.

Other Income and Expense

During the quarter ended September 30, 2005, we reported other expenses in the amount of $27,413, compared to reporting other income in the amount of $4,389 for the same reporting period in the prior year. On February 21, 2005, we entered into an Accounts Receivable Servicing Agreement and Line of Credit Agreement with Mosaic Financial Services, LLC (“Mosaic”) for the purpose of servicing our accounts receivable. Mosaic advanced $700,000 to us pursuant to the terms and conditions of the Line of Credit Agreement. We incurred interest expense of $31,783 during the quarterly period ended September 30, 2005 primarily as a result of the financing we received from Mosaic. During the quarter ended September 30, 2004, we generated interest income of $4,476.

Net Loss

Net loss for the quarter ended September 30, 2005 was $2,835,877, compared to $1,132,423 for the quarter ended September 30, 2004. Our loss per common share for the three months ended September 30, 2005 was $0.07, compared to a loss per common share of $0.03 for the three months ended September 30, 2004.

Results of Operations for the Nine Months Ended September 30, 2005 and September 30, 2004

Revenues

On the cash basis of accounting, our total revenue reported for the nine months ended September 30, 2005 was $2,417,988, an increase of approximately 244% from $703,167 for the nine months ended September 30, 2004. On an accrual basis, we would have recorded revenue of approximately $2,820,929 for the nine months ended September 30, 2005, which is additional revenue of approximately $402,941. On an accrual basis, we would have recorded revenue of approximately $879,859 for the nine months ended September 30, 2004, which is additional revenue of approximately $176,692 for the nine months ended September 30, 2004.

Cost of Sales

The total cost of sales increased to $2,116,798 for the nine months ended September 30, 2005, compared to $960,629 for the nine months ended September 30, 2004. The increase is primarily attributable to supplying and replenishing inventory in four pharmacies for the entire reporting period. Our Santa Ana pharmacy was the only location opened for the entire nine month period ended September 30, 2004. As a result, we were supplying and replenishing inventory at only this location for the entire nine months ended September 30, 2004.

Gross Profit

Gross Profit increased to $301,190 for the nine months ended September 30, 2005, compared to a loss of $257,462, for the nine months ended September 30, 2004. Our year to date gross profit is approximately 12% as compared to a 37% gross loss for the same period in the prior year. The growth of gross profit is largely attributable to the focus of all four pharmacies on servicing the profitable segments of the specialty pain market.

Operating Expenses

Operating expenses decreased to $5,286,535 for the nine months ended September 30, 2005 from operating expense of $6,699,280 reported for the nine months ended September 30, 2004. Our operating expenses for the nine months ended September 30, 2005 consisted of salaries and related expenses of $3,144,970, consulting and other compensation of $1,006,916, selling, general and administrative expenses of $940,769, and restructuring charges of $193,881. Our operating expenses for the same nine month period in the prior year consisted of salaries and related expenses of $889,484, consulting and other compensation of $1,784,937, selling, general and administrative expenses of $1,047,411, and impairment of intangible assets in the amount of $2,977,448.

This decrease in operating expenses in the current nine month period as compared to the same reporting period in the prior year was primarily attributable to a write off in the first quarter of 2004 of $2,977,448 due to the impairment of a license. Our consulting and other compensation expenditures also decreased because we now engage fewer consultants and a small number of consultants were retained as employees that currently receive salary.

Other Income and Expense

During the nine months ended September 30, 2005, we reported other income in the amount of $885,426, compared to reporting other expenses in the amount of $26,228 for the same reporting period in the prior year. The reporting of other income for the nine months ended September 30, 2005 is primarily attributable to a settlement agreement we entered into with Safescript Pharmacies, Inc., a Texas corporation f/k/a RTIN Holdings, Inc. and Safe Med Systems, Inc., a Texas corporation (collectively, “Safescript”), and approved by the United States Bankruptcy Court for the Eastern District of Texas located in Tyler, Texas on June 30, 2005. The settlement agreement contained a mutual release which resulted in the Safescript releasing us from of any liability with respect to a note payable due to the Safescript in the amount of approximately $1,013,000. This amount was recorded as other income attributable to forgiveness of debt.

Net Loss

Net loss for the nine months ended September 30, 2005 was $3,849,291, as compared to a net loss of $6,591,671, for the nine months ended September 30, 2004. Our loss per common share for the nine months ended September 30, 2005 was $0.10, compared to a loss per common share of $0.17 for the nine months ended September 30, 2004.

Liquidity and Capital Resources

As of September 30, 2005, we maintained $144,394 in cash which primarily resulted from funds raised in the private offering of common stock and receivables financing. As of September 30, 2005, we had current assets in the amount of $576,130 and current liabilities in the amount of $1,816,050. As a result, we had a working capital deficit of $1,239,920 as of September 30, 2005.

Inventory for the quarter ended September 30, 2005 was $379,332. This is an increase from reported inventory of $271,286 as of June 30, 2005. In response to the increase in sales where in the current quarterly period we generated more revenue than in any other quarterly period since our inception, we have increased our inventory to satisfy increased demand. In addition, as we increase the number of physicians transmitting prescriptions to our stores, we expect additional inventory may be required to meet the needs of their patients.

Our current liabilities as of September 30, 2005 consisted of accounts payable and accrued liabilities in the amount of $949,415, a line of credit in the amount of $636,635, and notes payable to related parties and stockholders in the amount of $230,000. Our line of credit was provided by Mosaic for the purpose of servicing our accounts receivable. Mosaic provided notice to us of its intent to exercise its right to convert the monies advanced to under the line of credit into shares of our common stock. Subsequent to the reporting period on October 24, 2005, our board of directors authorized the issuance of 2,500,000 restricted shares of our common stock to Mosaic in accordance with the conversion right provided in the Line of Credit Agreement. The issuance of these shares to Mosaic satisfied our obligations in full under the Accounts Receivable Servicing Agreement and Line of Credit Agreement.

Operating activities used $2,161,544 in cash for the nine months ended September 30, 2005. Our net loss of $3,849,291 was the primary component of our negative operating cash flow; along with the forgiveness of debt of $923,562; and the joint venture minority interest in net loss of $250,629; offset by depreciation and amortization expenses of $340,766; the impairment of property and equipment related to restructuring of $137,312; and the issuance of common stock to consultants for $427,942 and an employee contractual agreement for $1,950,000.

There were no investing activities during the nine months ended September 30, 2005.

Cash flows provided by financing activities during the nine months ended September 30, 2005 consisted of $1,412,978 of proceeds from the issuance of common stock; $636,635 net advanced on the line of credit; and $170,000 of net advances by certain related parties and stockholders.

We primarily relied on equity capital, loan proceeds to fund our operations during the nine months ended September 30, 2005. During the reporting period, we commenced a private equity offering to accredited investors. During the nine months ended September 30, 2005, we received proceeds of $1,393,319 from accredited investors and issued a total of 3,532,500 shares of our common stock.

The underlying drivers that resulted in material changes and the specific inflows and outflows of cash in the quarter ended September 30, 2005 are as follows:

a.	Our inventory level increased with the addition of more physicians. We continually track inventory usage and adjust inventory levels to market requirements.

b.	We fully utilized our $700,000 Line of Credit with Mosaic Financial Services, LLC.

c.
We obtained financing from the issuance of common stock. Our management believes that additional issuance of stock and/or debt financing will be required to provide us with working capital and a positive cash flow for the remainder of 2005.

In order for us to finance operations and continue our growth plan, additional funding will be required from external sources. We intend to fund operations through increased sales and debt and/or equity financing arrangements, which may be insufficient to fund our capital expenditures, working capital, or other cash requirements for the year ending December 31, 2005. There can be no assurance that such additional financing will be available to us on acceptable terms or at all.

Off Balance Sheet Arrangements

As of September 30, 2005, there were no off balance sheet arrangements. Please refer to the Commitment and Contingency footnote to our consolidated financial statements included elsewhere herein.

Going Concern

The accompanying consolidated financial statements have been prepared assuming we will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As of September 30, 2005, we had an accumulated deficit of $12,443,316 largely due the establishment of additional pharmacies.

We intend to fund operations through increased sales and debt and/or equity financing arrangements, which may be insufficient to fund our capital expenditures, working capital, or other cash requirements for the year ending December 31, 2005. We have an ongoing private equity offering to secure funding for our operations. There can be no assurance that such additional financing will be available to us on acceptable terms or at all.

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

Critical Accounting Policies

In December 2001, the SEC requested that all registrants list their three to five most “critical accounting polices” in the Management Discussion and Analysis. The SEC indicated that a “critical accounting policy” is one which is both important to the portrayal of a company’s financial condition and results, and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. We believe that the following accounting policies fit this definition:

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or estimated market, and consist primarily of pharmaceutical drugs. Market is determined by comparison with recent sales or net realizable value. Net realizable value is based on management’s forecasts for sales of our products or services in the ensuing years and/or consideration and analysis of changes in customer base, product mix, payor mix, third party insurance reimbursement levels or other issues that may impact the estimated net realizable value. Management regularly reviews inventory quantities on hand and records a reserve for shrinkage and slow-moving, damaged and expired inventory, which is measured as the difference between the inventory cost and the estimated market value based on management’s assumptions about market conditions and future demand for our products. Such reserve was insignificant to the accompanying consolidated financial statements. Should the demand for our products prove to be less than anticipated, the ultimate net realizable value of our inventories could be substantially less than reflected in the accompanying consolidated balance sheet.

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

Revenue Recognition

We recognize revenue on a cash basis when we receive payments from third-party insurance carriers or government agencies. The prices that we are paid for prescription drugs are agreed upon upfront; however, insurance carriers and/or governmental agencies can adjust the contractual price. As a result, we do not have a fixed price at the time of sale. We are monitoring the historical trend of these contractual adjustments to develop a reasonable and conservative allowance for these adjustments. We anticipate that we will switch to the accrual basis of revenue recognition in the next fiscal year.

Recently Issued Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123-R, "Share-Based Payment," which requires that the compensation cost relating to share-based payment transactions (including the cost of all employee stock options) be recognized in the financial statements. That cost will be measured based on the estimated fair value of the equity or liability instruments issued. SFAS No. 123-R covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SFAS No.123-R replaces SFAS No. 123, and supersedes APB Opinion No. 25. Small Business Issuers are required to apply SFAS No. 123-R in the first interim reporting period or fiscal years that begin after December 15, 2005. Thus, our consolidated financial statements will reflect an expense for (a) all share-based compensation arrangements granted after December 31, 2005 and for any such arrangements that are modified, cancelled, or repurchased after that date, and (b) the portion of previous share-based awards for which the requisite service has not been rendered as of that date, based on the grant-date estimated fair value.

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets, an Amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions." The amendments made by SFAS No. 153 are based on the principle that exchanges of nonmonetary assets should be measured using the estimated fair value of the assets exchanged. SFAS No. 153 eliminates the narrow exception for nonmonetary exchanges of similar productive assets, and replaces it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has "commercial substance" if the future cash flows of the entity are expected to change as a result of the transaction. This pronouncement is effective for nonmonetary exchanges in fiscal periods beginning after June 15, 2005.

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

Item 3.   Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2005. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Mr. Robert DelVecchio. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2005, our disclosure controls and procedures are of limited effectiveness.

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

On June 30, 2005, the United Stated Bankruptcy Court for the Eastern District of Texas located in Tyler, Texas (“District Court”) approved a Settlement Agreement and Mutual Release (the “Settlement Agreement”) between Safescript Pharmacies, Inc., a Texas corporation f/k/a RTIN Holdings, Inc. and Safe Med Systems, Inc., a Texas corporation (collectively, “Safescript”), and us. Under the Terms of the Settlement Agreement, Safescript retained 100,000 shares of our common stock and returned the remaining 4,344,444 shares of common stock for cancellation. In addition, we agreed to issue Safescript 500,000 additional shares of our common stock and dismiss the lawsuit currently pending in the District Court with prejudice. The Agreement contained a mutual release which resulted in Safescript releasing us from of any liability with respect to the note payable due to Safescript in the amount of approximately $1,013,000.

On July 11, 2005, a creditor of Safescript filed a motion with the District Court for reconsideration of its approval of the Settlement Agreement. On October 14, 2005, the District Court denied the creditor’s motion for reconsideration. The creditor has appealed the District Court’s approval of the Settlement Agreement. The court has not decided that appeal, but it is substantially unlikely, based on the advice of counsel, that the court would overturn the District Court’s approval of the Settlement Agreement.

On April 14, 2004, a former officer filed a lawsuit against us in Orange County California Superior Court. The former officer was seeking additional compensation in the amount of $213,000 and other relief that the court deems just and appropriate. This case went to trial in early August. On August 10, 2005, the judge ruled in our favor deciding that no compensation was due to the former officer.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended September 30, 2005, we offered units in a private equity offering to accredited investors pursuant to Rule 506 of Regulation D under the Securities Act. Each unit is priced at $0.80 and consists of two (2) shares of restricted common stock and one (1) warrant to purchase one (1) share of restricted common stock at an exercise price of $0.60 exercisable for thirty-six (36) months after the close of the offering. During the quarter ended September 30, 2005, we sold 856,250 units at $0.80 per unit, or an aggregate of $685,000. No commissions were paid on the issuance of these shares. Each purchaser represented his or her intention to acquire the securities for investment only and not with a view toward distribution. Each investor was given adequate information about us to make an informed investment decision. We did not engage in any general solicitation or advertising. The stock certificates issued had the appropriate legends affixed to the restricted stock.

During the three months ended September 30, 2005, we issued 165,000 shares of restricted common stock to a consultant for services rendered, valued at $46,200 (estimated to be the fair value based on the trading price on the issuance date). These shares were issued pursuant to Section 4(2) of the Securities Act of 1933, as amended.

During the three months ended September 30, 2005, we issued 1,150,000 shares of restricted common stock to consultants in connection with one year service agreements. Such stock was valued at $334,500 (estimated to be the fair value based on the trading price on the issuance date). As a result of these transactions, we recorded a debit to deferred compensation of $334,500 and a credit to common stock and additional paid-in capital of $1,150 and $333,350, respectively. We amortized $51,550 of such deferred compensation during the quarter ended September 30, 2005 leaving a balance of $282,950 of deferred compensation at September 30, 2005 to be amortized over the remaining lives of such consulting contracts. These shares were issued pursuant to Section 4(2) of the Securities Act of 1933, as amended. Each consultant represented his or her intention to acquire the securities for investment only and not with a view toward distribution. Each consultant was given adequate information about us to make an informed investment decision. We did not engage in any general solicitation or advertising. The stock certificates issued had the appropriate legends affixed to the restricted stock.

In August 2005, we issued 500,000 shares of our common stock to outside members of our board of directors in consideration for services rendered as a member of the board. These shares were valued at $140,000 (estimated to be the fair value based on the trading price on the issuance date). These shares were issued pursuant to Section 4(2) of the Securities Act of 1933, as amended. We did not engage in any general solicitation or advertising. The stock certificates issued had the appropriate legends affixed to the restricted stock.

In August 2005, we issued 250,000 shares of restricted common stock as a performance base bonus to an officer of the company valued at $70,000 (estimated to be the fair value based on the trading price on the issuance date). We did not engage in any general solicitation or advertising. The stock certificates issued had the appropriate legends affixed to the restricted stock. We also granted to this officer options to purchase 250,000 shares of our common stock vesting one-third per year for a period of three years from the date of issuance and exercisable at the exercise price of $0.60 per share. These shares and options were issued pursuant to Section 4(2) of the Securities Act of 1933, as amended.

In September 2005, we entered into an employment agreement with our Chief Executive Officer, Robert DelVecchio. Pursuant to the terms of the employment agreement, we issued options to Mr. DelVecchio purchase 5,000,000 shares of our common stock for a period of ten years from the date of issuance and exercisable at the exercise price of $0.60 per share. These options became fully vested and exercisable upon issuance, with a fair value of $1,950,000 (calculated through Black Scholes to be the fair value upon date of issuance). These options were issued pursuant to Section 4(2) of the Securities Act of 1933, as amended.

Item 3.     Defaults upon Senior Securities

None.

Item 4.     Submission of Matters to a Vote of Security Holders

Subsequent to the reporting period on October 21, 2005, we held the annual meeting of our security holders. The meeting was called for the purpose of electing four directors, approving a name change to Assured Pharmacy, Inc., to confirm the appointment of Squar, Milner, Reehl & Williamson as auditor to examine our financial statements for the year ended December 31, 2005, and to transact any other items of business that may properly come before the meeting. The total number of shares of common stock outstanding at the record date, August 23, 2005, was 36,972,150 shares. The number of votes represented at this meeting was 19,998,756 shares, or 54.3% of shares eligible to vote.

Richard Falcone, James Manfredonia, Robert DelVecchio, and Haresh Sheth were elected as directors and the results were as follows:

Votes Cast For	Votes Cast Against	Abstentions
19,998,756	0	0

The proposal to change our name to Assured Pharmacy, Inc. was approved by the security holders and the results were as follows:

Votes Cast For	Votes Cast Against	Abstentions
19,998,756	0	0

The security holders confirmed the appointment of Squar, Milner, Reehl & Williamson as auditor to examine our financial statements for the year ended December 31, 2005 and the results were as follows:

Votes Cast For	Votes Cast Against	Abstentions
19,998,756	0	0

No other matters were acted upon by our security holders at our annual meeting.

Item 5.     Other Information

None.

Item 6.      Exhibits

Exhibit Number	Description of Exhibit
10.1	Line of Credit Agreement with Mosaic Financial Services, LLC
10.2	Employment Agreement with Chief Executive Officer
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

 Assured Pharmacy

Date: November 11, 2005                      By: /s/ Robert DelVecchio
Robert DelVecchio
Chief Executive Officer and
Chief Financial Officer