Form 10KSB
period 2005-12-31
Assured Pharmacy, Inc.
filed 2006-03-31
CIK 1100592

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
For the transition period from _________ to ________
Commission file number 000-33165

Assured Pharmacy, Inc.
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
Common Stock, par value $0.001
(Title of class)

Check whether the Issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act [ ]

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

State issuer’s revenue for its most recent fiscal year. $3,836,737

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity, as of a specified date within the past 60 days. $21,726,962 as of March 13, 2006.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. 44,665,740 Common Shares as of March 16, 2006

Transitional Small Business Disclosure Format (Check One): Yes: __; No X

 PART I
Item 1. Description of Business

Business of Issuer

We were organized as a Nevada corporation on October 22, 1999 under the name Surforama.com, Inc. and previously operated under the name eRXSYS, Inc. We changed our name to Assured Pharmacy, Inc. in October 2005. Since May 2003, we have been engaged in the business of establishing and operating pharmacies that specialize in dispensing highly regulated pain medication. We offer physicians the ability to reduce or eliminate the need for paper prescriptions by accessing our web-based technology to transmit prescriptions to our pharmacies from a wireless hand-held device or desktop computer. We do not provide physicians with any equipment because our technology is web-based. We do provide physicians with training on how to utilize our web portal to electronically transmit prescriptions to our pharmacies. Physicians are not charged any fees or costs for transmitting prescriptions to our pharmacies or for any training they may receive on how to utilize our web portal. We generate revenue from the sale of prescription drugs.

We typically will not keep in inventory non-prescription drugs or health and beauty related products commonly available at retail pharmacies. The focus of our business is on dispensing highly regulated pain medication to patients for chronic pain management. We seek to establish and maintain relationships with physicians whose practice necessitates that they frequently prescribe medication to manage their patients’ chronic pain. We do not intend to sell over-the-counter medication or fill prescriptions unrelated to chronic pain management at our pharmacies. We will fill prescriptions that address any side effects experienced by individuals who have health conditions that require treatment for chronic pain.

Subsequent to the reporting period, we partnered with AnazaoHeath Corporation, a specialty compounding pharmacy, which will enable physicians to prescribe custom compounded drugs and have those prescriptions filled at our pharmacies. Pharmaceutical compounding is the combining, mixing, or altering of ingredients to create a customized medication for an individual patient in response to a licensed physician’s prescription. Physicians often prescribe compounded medications for reasons that include situations where there is not presently a commercially available drug to treat the unique health condition of an individual patient or to combine several medications the patient is taking to increase compliance. Custom compounded drugs can offer additional means of treating chronic pain. Our ability to fill prescriptions for custom compounded drugs will enable us to better service patients who require treatment for chronic pain management.

The majority of our business is derived from physicians who send prescriptions directly to our store electronically. We have limited “walk-in” prescriptions. Within the previous 90 days, 169 physicians have transmitted prescriptions to our pharmacies through our web portal. Currently, we generate reoccurring business from approximately 50 physicians and 22 of those physicians account for approximately 80% of all prescriptions filled at our pharmacies. The number of physicians that send reoccurring business to our pharmacies has increased from December 2004 when at that time we generated reoccurring business from approximately 41 physicians, but at that time 10 physicians accounted for approximately 81% of all prescriptions.

On an ongoing basis, our management is evaluating our operations and seeking additional opportunities to expand our business. Our management determined that we could expand our business through developing arrangements with third party health plan providers to accept traditional co-payments and fill prescriptions for their members who rely upon overnight courier for delivery of their prescription. Our management believes that such arrangements will broaden our consumer base and enable us to access a particular niche of consumer that receives their prescriptions exclusively via courier as opposed to patronizing traditional retail pharmacy locations.

On January 3, 2006, we incorporated Assured Pharmacy Plus, Corp. (“Plus Corp.”) as a wholly-owned subsidiary to develop this opportunity. Subsequent to the reporting period, we entered into an arrangement with Affiliated Healthcare Administrators (“AHA”), a third party health plan administrator, to provide prescription service to their members. Under the arrangement with AHA, our pharmacies will provide prescription service to AHA members upon receipt of a traditional co-payment. Thereafter, we will process the prescription claim with AHA and receive the remaining balances due for their member’s prescription purchases. Plus Corp. will process claims relating to the prescription filled at our pharmacies for AHA members in exchange for an administration fee. Our management is contemplating expanding the operations of Plus Corp. by licensing the entity as a pharmacy that exclusively focuses on servicing the niche of consumers that are members of third party health plan administrators and receive their prescriptions exclusively via courier.

Also on January 3, 2006, we incorporated Assured Pharmacy DME, Corp. (“DME”) as a wholly-owned subsidiary for the purpose of facilitating and making available specialized medical equipment to our consumers. Our consumers who require treatment for chronic pain commonly require specialized medical equipment and/or rehabilitative equipment. As a result, our management has sought to develop referral relationships with suppliers of medical equipment in exchange for a referral fee. Subsequent to the reporting period, DME entered into an agreement with a supplier of specialized medical equipment to receive a referral fee based on the revenues generated by the supplier from the referrals of DME. In an attempt to strengthen this relationship and develop other referral relationships, DME intends to disseminate information to our pharmacies’ consumers making them aware of suppliers that can provide medical equipment for their specific needs.

Safescript Pharmacies, Inc. (formerly known as RTIN Holdings, Inc.) License

Our former CEO, Mr. David Parker, founded RxSystems, Inc. (“RxSystems”) in March 2002. In March 2002, RxSystems acquired from Safescript Pharmacies, Inc. (the “Licensor”) the exclusive licensing rights to establish and operate pharmacies under the name “Safescript Pharmacies” throughout California, Oregon, Washington and Alaska. In May 2003, RxSystems assigned to us all of their rights under this exclusive license (the “License”). In exchange, we agreed to indemnify RxSystems for any claims with respect to the License against RxSystems in any amount now or in the future. Subsequent to this assignment, RxSystems, Inc. filed articles of dissolution with the Nevada Secretary of State. We also agreed to reimburse the former CEO

$370,000 for personal funds advanced to the Licensor to secure the License. These funds plus 5% interest per annum were due and payable in full to Mr. Parker on December 31, 2007. In a termination and settlement agreement entered into with Mr. Parker on February 1, 2005, Mr. Parker agreed to accept $10,000 cash, 494,000 shares of our common stock, and warrants to purchase 1,300,000 shares of our common stock and release and discharge us from all liability associated with this debt.

At the time of the assignment we assumed a note payable to the Licensor of $3,176,615 with monthly payments of $25,000 through December 1, 2004, with the remaining principal and accrued interest due on December 31, 2004. On June 30, 2003, the Licensor agreed to convert $2,000,000 of the note payable into 100,000 shares of convertible preferred stock which was then converted into 4,444,444 shares of our restricted common stock with an estimated fair value of $1,393,000. Due to the conversion of all of our issued and outstanding preferred shares, there are currently no preferred shares issued or outstanding. We remained obligated to make payments of $25,000 per month through December 1, 2004, with the remaining principal and interest due on December 31, 2004. As of June 30, 2005, monthly installments of $25,000 for the note payable to the Licensor were seventeen months in arrears and the last monthly installment was paid in January 2004. As of June 30, 2005, the current balance of the note payable to the Licensor was approximately $1,013,000.

The Licensor failed to provide us with essential services as set forth in the license agreement and this has forced us to terminate our use of all technology granted by the Licensor. On March 17, 2004, we filed a lawsuit in Nevada State Court against the Licensor seeking damages, declaratory relief, to rescind the License and to recover the consideration paid. On March 19, 2004, the Licensor filed for Chapter 11 bankruptcy protection. The litigation in Nevada State Court was stayed as a result of the Licensor filing for bankruptcy. We refiled substantially the same claim as an adversary proceeding in the Licensor’s bankruptcy case in the U.S. Bankruptcy court located in Tyler, Texas. In July 2004, this case was transferred to the U.S. District Court for the Eastern District of Texas.

In February 2004, the Licensor announced that it had been notified that the Securities and Exchange Commission (the “SEC”) may commence an enforcement action against the Licensor and certain executive officers of the Licensor for alleged violation of the Securities Act of 1933, as amended (the “Securities Act”) and the Securities Exchange Act of 1934, as amended (the “Exchange Act”). On October 5, 2004, the SEC announced that it filed a civil action in the United States District Court for the Eastern District of Texas against the Licensor and its former officers and directors.

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

On June 30, 2005, the United States Bankruptcy Court for the Eastern District of Texas approved a Settlement Agreement and Mutual Release (the “Settlement Agreement”) between the Licensor and us. Under the terms of the Settlement Agreement, the Licensor retained 100,000 shares of our common stock and returned the remaining 4,344,444 shares of common stock for cancellation. In addition, we issued to the Licensor 500,000 additional shares of our common stock and agreed to dismiss the lawsuit pending in the U.S. District Court for the Eastern District of Texas located in with prejudice. The Settlement Agreement contained a mutual release which resulted in the Licensor releasing us from any liability with respect to the note payable to the Licensor in the amount of approximately $1,013,000.

On July 11, 2005, a creditor of Safescript filed a motion with the District Court for reconsideration of its approval of the Settlement Agreement. On October 14, 2005, the District Court denied the creditor’s motion. The creditor appealed the District Court’s approval of the Settlement Agreement. Due to a settlement between the Licensor and the creditor, the appeal was withdrawn finalizing our Settlement Agreement with the Licensor.

License Agreement with Network Technology, Inc. ("RxNT")

As a result of Safescript Pharmacies, Inc.’s failure to provide us with essential services as contracted, we entered into a technology license agreement (“Technology License”) with Network Technology, Inc. (“RxNT”) on March 15, 2004. The Technology License grants us the right to use RxNT’s e-prescribing technology under the brand name “Assured Script.” Upon execution of the Technology License agreement, we paid RxNT a licensing fee of $100,000 and are also responsible for paying RxNT a royalty equal to twenty five percent (25%) of the gross profit from sales of the “Assured Script” product, which refers to the licensed products and technology set forth in the Technology License and not prescription drug sales. Given that we are in the business of owning and operating pharmacies, management does not anticipate that we would make any sales of the “Assured Script” product resulting in a royalty payment to RxNT.

Agreement with TPG Partners, L.L.C.

On April 24, 2003, we entered into an agreement with TPG Partners, L.L.C. (“TPG”) for the purpose of funding the establishment and operations of pharmacies. Under this agreement, TPG holds the right to fund on a joint venture basis fifty pharmacies that we establish. In exchange for contributing financing of $230,000 per pharmacy location, TPG will acquire a 49% ownership interest in each pharmacy established under this agreement and we will own the remaining 51%. Under the terms of the agreement with TPG, our contribution to establish pharmacies primarily consisted of the right to utilize our intellectual property rights and to provide sales and marketing services.

In June 2003, Safescript of California, Inc. was incorporated to own and operate pharmacies that the parties may jointly establish under the agreement. In accordance with the terms of the agreement with TPG, we own 51% of Safescript and TPG owns the remaining 49%. Effective September 8, 2004, Safescript of California, Inc. filed amended articles of incorporation and changed its name to Assured Pharmacies, Inc. (“API”).

TPG has advanced a total of $448,000 for the establishment of our first pharmacy located in Santa Ana, California and our second pharmacy located in Riverside, California. No additional funds have been received from TPG since 2003. TPG is obligated to contribute an additional $12,000 to satisfy their full capital contribution. TPG is also obligated to contribute their proportionate share of the start-up costs in excess of their initial capital contribution of $230,000 per pharmacy. The parties’ agreement defined start-up costs as any costs associated with the opening of any open pharmacy location that accrue within ninety days following the opening of that particular pharmacy. TPG is obligated to contribute an additional $40,816 to satisfy its proportionate share of the start-up costs in excess of their initial capital contribution. Currently, only these two pharmacies are operated under the agreement with TPG.

Agreement with TAPG, L.L.C.

In February 2004, we entered into a joint venture agreement (the “Agreement”) with TAPG, L.L.C. ("TAPG"), a Louisiana limited liability company, and formed Safescript Northwest, Inc. ("Safescript Northwest"), a Louisiana corporation, for the purpose of establishing and operating up to five pharmacies. Effective August 19, 2004, Safescript Northwest changed its name to Assured Pharmacies Northwest, Inc. ("APN"). Since its inception, we have owned 75% of APN, while TAPG has owned the remaining 25%. The terms of the Agreement provide that TAPG will contribute start-up costs of $335,000 per pharmacy location established not to exceed five pharmacies. Under the terms of the agreement with TAPG, our contribution under the Agreement consists of the right to utilize our intellectual property rights and to provide sales and marketing services.

Between March and October 2004, we received from TAPG initial capital contributions of $854,213 for three pharmacies. This capital contribution funded the opening of a pharmacy in Kirkland, Washington in August 2004 and Portland, Oregon in September 2004. Currently, only these two pharmacies are opened and operated under the Agreement with TAPG. Included in these monies was a partial capital contribution of $190,000 for the establishment of another pharmacy located in Portland, Oregon. TAPG is obligated to contribute an additional $150,787 to satisfy their full capital contribution for this pharmacy. APN and we requested that TAPG provide the $150,787 balance of its full capital contribution. TAPG is also obligated to contribute their proportionate share of the start-up costs in excess of their initial capital contribution of $335,000 per pharmacy. The parties’ agreement defined start-up costs as any costs associated with the opening of any open pharmacy location that accrue within one hundred eighty days following the opening of that particular pharmacy. As of December 31, 2005, TAPG is obligated to contribute an additional $34,994 together with interest of $5,778 to satisfy its proportionate share of the start-up costs in excess of their initial capital contribution.

As of December 31, 2005, we advanced APN a total of $351,857 as an interest-free loan to sustain operations at both pharmacies held and operated by APN. On March 6, 2006, our interest-free loan of $351,857 was converted into 378 shares of APN capital stock. Following the conversion of this debt into equity, we maintain a 94.8% ownership interest in APN and TAPG owns the remaining 5.2% interest.

Industry Overview

According to the National Institute for Health Management, the $200 billion prescription drug market is the fastest-growing segment of the health care industry today, rising 17% or more a year since 1998. At the same time, the market has been plagued by several chronic and growing problems that underscore the need to modernize the way medications are prescribed and dispensed in the United States. These problems include, but are not limited to:

•
Deaths and injuries due to illegible prescriptions. According to the Institute of Medicine, errors in reading hand-written drug prescriptions are reportedly responsible for over 7,000 deaths a year in the U.S., $77 billion in additional medical expenses, and rapidly escalating medical malpractice insurance costs. As a result, the Institute for Safe Medical Practices (ISMP), a non-profit medical research group, has called for the complete elimination of handwritten prescriptions.

•
A study by the American Pain Society and the American Academy of Pain Management determined that an estimated 48 million suffer from chronic pain in the U.S. and this number is projected to continue growing.

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

Market for Our Products and Services

The target market we will serve in dispensing pharmaceutical products is patients who require medication for chronic pain management. Patients in this category are likely to require prescription medications more frequently and for longer periods of time than patients in most other medical categories.  In order to access this target market, we will seek to establish and maintain relationships with physicians whose practice necessitates that they frequently prescribe medication to manage their patients’ chronic pain. We do not pay physicians to transmit prescriptions to our pharmacies and physicians do not pay us to transmit prescriptions to our pharmacies. We generate our revenue from the sale of prescription drugs at our pharmacies.

Within the previous 90 days, approximately 169 physicians have transmitted prescriptions to our pharmacies through our web portal. Currently, we generate reoccurring business from approximately 50 physicians and 22 of those physicians account for approximately 80% of all prescriptions filled at our pharmacies. The number of physicians that send reoccurring business to our pharmacies has increased from December 2004 when at that time we generated reoccurring business from approximately 41 physicians, but at that time 10 of those physicians accounted for approximately 81% of all prescriptions. One physician’s practice accounted for greater than 10% of all prescription we received in 2005.

Principal Suppliers

We purchased 97% of our inventory of prescription drugs from one wholesale drug vendor during the year ended December 2005. During the same period of time, we purchased the remaining 3% of our inventory from 3 different wholesale drug vendors. Our management believes that the wholesale pharmaceutical and non-pharmaceutical distribution industry is highly competitive because of the consolidation of the pharmacy industry and the practice of certain large pharmacy chains to purchase directly from product manufacturers. Although management believes we could obtain the majority of our inventory through other distributors at competitive prices and upon competitive payment terms if our relationship with our primary wholesale drug vendor was terminated, there can be no assurance that the termination of such a relationship would not adversely affect us.

Customers and Third-Party Payors

In fiscal 2005, nearly all of our pharmacy sales were to customers covered by health care insurance plans, which typically contract with a third-party payor such as an insurance company, a prescription benefit management company, a governmental agency, workers’ compensation, a private employer, a health maintenance organization or other managed care provider that agrees to pay for all or a portion of a customer's eligible prescription purchases.  Any significant loss of third-party payor business could have a material adverse effect on our business and results of operations.

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

There are companies that are in the business of developing and manufacturing proprietary software and hardware that facilitate e-scripting. We are not in this business. We constantly seek and evaluate available technologies to integrate into our business model; as such, we do not consider ourselves a technology company because we do not develop, program, or manufacture proprietary hardware and/or software used by our pharmacies or by physicians that transmit prescriptions to our pharmacies.

Patents, Licenses, Trademarks, Franchises, Concessions, Royalty Agreements, or Labor Contracts

On March 15, 2004, we entered into a technology license agreement (“Technology License”) with Network Technology, Inc. (“RxNT”). The Technology License grants us the right to use RxNT’s e-prescribing technology under the brand name “Assured Script.”

On November 9, 2004, we received trademark approval (registration number 2901258) by the United States Patent and Trademark Office for the “eRXSYS” company logo. We changed our name to Assured Pharmacy, Inc. in October 2005 and no longer utilize the trademarked “eRXSYS” logo.

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

Research and Development

We did not incur any research and development expenditures in the fiscal years ended December 31, 2005 or 2004.

Existing and Probable Governmental Regulation

Pharmacy operations are subject to significant governmental regulation on the federal and state level. Compliance with governmental regulation is essential to continued operations. Set forth below is a summary of the applicable federal and state governmental regulations impacting our operations.

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

Federal Health Programs

As we grow, we believe that a significant amount of our revenues will be derived from governmental programs such as Medicaid. With the passage of the Medicare Modernization and Prescription Drug Act of 2003, we also believe that Medicare will become a significant source of funding.

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

In order to participate in the Medicare program, each pharmacy must enroll as a participating supplier. There can be no assurance that our pharmacies will be able to obtain the necessary approvals to participate in the Medicare program, which could have a material adverse financial impact on us, our operations, and our investors.

Medicaid

Medicaid is a federal/state program that provides health coverage (including prescription drug coverage) to the needy. In order to participate in the Medicaid program, each pharmacy must enroll as a participating supplier. There can be no assurance that our pharmacies will be able to obtain the necessary approvals to participate in the Medicaid program, which could have a material adverse financial impact on us, our operations, and our investors. Each state’s Medicaid program is different, and some states impose limitations on the pharmacies that may serve the Medicaid population. We currently participate in Medicaid in Oregon and Washington. We submitted an application to participate in California’s Medicaid program, known as Medi-Cal and received a notice of approval on August 22, 2005. We were assigned a unique provider identification number to enable our pharmacy in Riverside, California and other California locations that we may establish in the future, exclusive of locations in Orange County, to process claims through Medi-Cal.

The Medicaid program is administered and all benefits are processed by CalOptima exclusively in Orange County, California. All applications to participate in the Medicaid programs for pharmacies located in Orange County are processed by CalOptima. In 2002, CalOptima placed a moratorium on additional pharmacies in Orange County enrolling as a supplier of prescription drugs to customers who rely solely on Medicaid for health coverage. This moratorium remains in effect and impacts our location in Santa Ana, California. There can be no assurance that the moratorium will be lifted and we will be able to obtain the necessary approvals to participate in California’s Medicaid program in any respect in Orange County, California.

Medicare and Medicaid Participation

We received notice that CalOptima was accepting applications for pharmacies to participate in CalOptima specifically for claims by customers who rely on health coverage through both Medicaid and Medicare. We submitted an application to CalOptima for approval to participate in Orange County, California during the fourth quarter of the year ended December 31, 2005. We have not received a response to our application as of the filing date of this Annual Report and do not know when we will receive a response to our application.

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

Because our business and operations involve providing health care services, we are subject to the Federal Health Care Programs Anti-Kickback Act (the “Act”). The Anti-Kickback Statute, codified in 42 U.S.C. § 1320a-7b(b), prohibits individuals and entities from knowingly and willfully soliciting, receiving, offering or paying any remuneration to other individuals and entities (directly or indirectly, overtly or covertly, in cash or in kind):

i.
In return for referring an individual to a person for the furnishing or arranging for the furnishing of any item or service for which payment may be made under a federal or state health care program; or

ii.
In return for purchasing, leasing, ordering or arranging for or recommending purchasing, leasing, or ordering any good, facility, service or item for which payment may be made under a federal or state health care program.

There are both criminal and civil penalties for violating the Federal statute. Criminal sanctions include a fine not to exceed $25,000 or imprisonment up to five years or both, for each offense. In addition, monetary penalties for each offense may be increased to $250,000 for individuals and up to $500,000 for organizations. Civil penalties include fines of up to $50,000 for each violation, monetary damages up to three times the amount paid for referrals and/or exclusion from the Medicare program. Courts have broadly construed the Anti-Kickback statute to include virtually anything of value given to an individual or entity if one purpose of the remuneration is to influence the recipient’s reason or judgment relating to referrals.

The Department of Health and Human Service’s Office of Inspector General promulgated safe harbor regulations specifying payment practices that will not be considered to violate the statute. If a payment practice falls within one of the safe harbors, it will be immune from criminal prosecution and civil exclusion under the Act even if it fails to fall within another potentially applicable safe harbor. Significantly, failure to fall within any safe harbor does not necessarily mean that the payment arrangement violates the statute. Failure to comply with a safe harbor can mean one of three things: (1) the arrangement does not fall within the broad scope of the anti-fraud and abuse rules so there is no risk of prosecution; (2) the arrangement is a clear statutory violation and is subject to prosecution; or (3) the arrangement may violate the anti-fraud and abuse rules in a less serious manner, in which case there is no way to predict the degree of risk.

Our operations are subject to scrutiny under the Act. If our operations fail to comply with the Act, we could be criminally sanctioned. In addition, the right of any of our pharmacies to participate in governmental health plans could be terminated.

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

Management believes that we are in material compliance with these standards. However, HIPAA's privacy and transaction standards only recently became effective, and the security standards became mandatory on April 21, 2005. Considering HIPAA's complexity, there can be no assurance that future changes will not occur. Changes in standards as well as changes in the interpretation of those standards could require us to incur significant costs to ensure compliance.

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

Employees

We currently have nineteen full-time employees in addition to three consultants. Our employees are not represented by labor unions or collective bargaining agreements. The classification of our full-time employees and consultant positions are broken down as follows:

Characterization of Employee’s Duties	Number of Employees	Number of Consultants
Corporate Management / Officer	3	1
Sales	2	2
Technology	1	0
Accounting	3	0
Pharmacist	4	0
Technicians / Pharmacy Support	6	0

Item 2. Description of Property

We currently lease our executive offices and pharmacy locations. Our executive offices are located at 17935 Sky Park Circle, Suite F, Irvine, California 92614, 2040 square feet.

We currently have four operating pharmacies. Our first pharmacy was opened on October 13, 2003 in Santa Ana, California. On June 10, 2004, we opened our second pharmacy in Riverside, California. These pharmacies were opened pursuant to a joint venture agreement entered into with TPG Partners, LLC.  We opened our third pharmacy in Kirkland, Washington on August 11, 2004. Our fourth pharmacy was opened in Portland, Oregon on September 21, 2004. The pharmacies located in Kirkland and Portland were opened pursuant to a joint venture agreement with TAPG LLC. The locations of our pharmacies are as follows:

•	2431 N. Tustin Ave., Unit L, Santa Ana, California, 92705, 1,380 square feet
•	7000 Indiana, Ave., Suite 112, Riverside, California, 92506, 1,500 square feet
•	12071 124th Avenue NE, Kirkland, Washington, 98034, 1,400 square feet and
•	3822 S.E. Powell Blvd, Portland, Oregon, 97202, 1,585 square feet.

During the fiscal year ended December 31, 2004, we entered into leases relating to retail property located at 10196 SW Park Way, Portland, Oregon, 97225. Following our management’s decision to suspend the development of new pharmacies in the fourth quarter of 2004, we were unable to terminate our leases on this property and remain liable under the terms of the lease. There was a construction lien placed on this property in the amount of $38,950 as a result of our failure to compensate the builder that constructed the pharmacy on the premises. Our management negotiated a settlement to resolve this dispute. In accordance with the settlement, we paid the lessor approximately $23,000 in 2005 and will make additional payments to the lessor of approximately $16,000 by the end of the first quarter of 2006 to satisfy our obligations under the settlement.

Future store locations, when established, will be selected based on the following criteria: 1) proximity to the physician offices and medical facilities, 2) convenience of location, and 3) fast growing metropolitan areas with a population of at least 500,000. Retail pharmacies average approximately 1,500 square feet and are leased from various property management companies.

Item 3. Legal Proceedings

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

Other than as disclosed below, we are not currently involved in any litigation which we believe could have a material adverse effect on our financial position or results of operations.

Safescript Pharmacies, Inc., a Texas corporation f/k/a RTIN Holdings, Inc.

Safescript Pharmacies, Inc. (the “Licensor”), formerly known as RTIN Holdings, Inc., failed to provide us with essential services as set forth in the license agreement and this forced us to terminate our use of all technology granted by the Licensor. On March 17, 2004, we filed a lawsuit in Nevada State Court against the Licensor seeking damages, declaratory relief, to rescind the License and to recover the consideration paid. On March 19, 2004, the Licensor filed for Chapter 11 bankruptcy protection. The litigation in Nevada State Court was stayed as a result of the Licensor filing for bankruptcy. We refiled substantially the same claim as an adversary proceeding in the Licensor’s bankruptcy case in the U.S. Bankruptcy court located in Tyler, Texas. In July 2004, this case was transferred to the U.S. District Court for the Eastern District of Texas located in Tyler, Texas.

On June 30, 2005, the United States Bankruptcy Court for the Eastern District of Texas approved a Settlement Agreement and Mutual Release (the “Settlement Agreement”) between the Licensor and us. Under the Terms of the Settlement Agreement, the Licensor retained 100,000 shares of our common stock and returned the remaining 4,344,444 shares of common stock for cancellation. In addition, we issued to the Licensor 500,000 additional shares of our common stock and agreed to dismiss the lawsuit pending in the U.S. District Court for the Eastern District of Texas with prejudice. The Settlement Agreement contained a mutual release which resulted in the Licensor releasing us from any liability with respect to the note payable due to the Licensor of approximately $1,013,000.

On July 11, 2005, a creditor of Safescript filed a motion with the District Court for reconsideration of its approval of the Settlement Agreement. On October 14, 2005, the District Court denied the creditor’s motion. The creditor appealed the District Court’s approval of the Settlement Agreement. Due to a settlement between the Licensor and the creditor, the appeal was withdrawn finalizing our Settlement Agreement with the Licensor.

Sixth and Sprague Retail, LLC

On or about May 16, 2005, a complaint was filed against us in the Superior Court of the State of Washington in and for the County of Pierce by Sixth and Sprague Retail, LLC (“Plaintiff”) as a result of our alleged breach of a lease agreement relating to property located at 2024 6th Avenue, Suite 13, Tacoma, Pierce County, Washington 98405. On August 4, 2005, a partial judgment was entered against us in the sum of $22,316 plus attorney’s fees in the sum of $650 and costs in the sum of $315, plus post-judgment interest at the rate of 12% per annum. It was further ordered that the Plaintiff was reserved the right to seek additional judgment amounts upon further application to the court. We are negotiating with the Plaintiff to resolve this dispute.

Hahn & Bolson, LLP

On August 24, 2005, a complaint was filed against us in the Superior Court of California, County of Los Angeles by Hahn & Bolson, LLP (“Plaintiff”) seeking relief in the amount of $28,096 for non-payment of legal fees. On December 19, 2005, the parties settled this dispute and a Notice of Settlement and Stipulation for Entry of Judgment was filed with the court. Under the terms of the Stipulation for Entry of Judgment, we agreed to pay the total sum of $20,000 in monthly installments. The final monthly payment was made on March 15, 2006. In accordance with the terms set forth in the Stipulation for Entry of Judgment, Plaintiff will dismiss the complaint with prejudice.

Sheraton Operating Corporation d.b.a. The St. Regis Monarch Beach Report

On December 2, 2005, Sheraton Operating Corporation d.b.a. The St. Regis Monarch Beach Report and Spa (“Plaintiff”) filed a complaint against us in the Superior Court of the State of California for the County of Orange, Limited Jurisdiction Harbor Justice Center, Laguna Hills Facility alleging breach of contract. The Plaintiff was seeking relief in the amount of $14,863 plus prejudgment interest at the rate of ten percent per annum from October 3, 2004. On January 23, 2006, the parties settled this dispute and a Stipulation for Entry of Judgment was executed. Under the terms of the Stipulation for Entry of Judgment, we paid $4,000 on February 6, 2006 and $4,000 on March 1, 2006. We have agreed to make two additional payments of $2,000 on or before April 1, 2006 and $2,000 on or before May 1, 2006. Plaintiff has agreed to dismiss this complaint and file notice of settlement no later than July 1, 2006.

Jeffrey M. Howard d.b.a. Howard & Associates

On January 19, 2006, a complaint was filed against us in the Superior Court of the State of California, County of Orange, Central Justice Center by Jeffrey M. Howard d.b.a. Howard & Associates and Edward C. Fisch (“Plaintiffs”) alleging breach of contract and related claims with regard to an attorney-client retainer agreement. The Plaintiffs were seeking damages in the amount of $37,004 plus interest from December 6, 2005. On January 27, 2006, the parties settled this dispute and a Stipulation for Entry of Judgment was executed. Under the terms of the Stipulation for Entry of Judgment, we agreed to pay the principal sum of $35,000 in four monthly installments of $7,500 and a final monthly payment of $5,000 by May 30, 2006. Following our satisfaction of the terms set forth in the Stipulation for Entry of Judgment, the Plaintiffs will dismiss the complaint with prejudice.

Item 4. Submission of Matters to a Vote of Security Holders

On October 21, 2005, we held the annual meeting of our security holders. The meeting was called for the purpose of electing four directors, approving a name change to Assured Pharmacy, Inc., to confirm the appointment of Squar, Milner, Reehl & Williamson, LLP as auditor to examine our financial statements for the year ended December 31, 2005, and to transact any other items of business that may properly come before the meeting. The total number of shares of common stock outstanding at the record date, August 23, 2005, was 36,972,150 shares. The number of votes represented at this meeting was 19,998,756 shares, or 54.3% of shares eligible to vote.

Richard Falcone, James Manfredonia, Robert DelVecchio, and Haresh Sheth were elected as directors and the results were as follows:

Votes Cast For	Votes Cast Against	Abstentions
19,998,756	0	0

The proposal to change our name to Assured Pharmacy, Inc. was approved by the security holders and the results were as follows:

Votes Cast For	Votes Cast Against	Abstentions
19,998,756	0	0

The security holders confirmed the appointment of Squar, Milner, Reehl & Williamson, LLP as auditor to examine our financial statements for the year ended December 31, 2005 and the results were as follows:

Votes Cast For	Votes Cast Against	Abstentions
19,998,756	0	0

No other matters were acted upon by our security holders at our annual meeting.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

Market Information

Our common stock is currently quoted on the OTC Bulletin Board (“OTCBB”), which is sponsored by the NASD. The OTCBB is a network of security dealers who buy and sell stock. The dealers are connected by a computer network that provides information on current "bids" and "asks", as well as volume information. Our shares are quoted on the OTCBB under the symbol “APHY.”

The following table sets forth the range of high and low bid quotations for our common stock for each of the periods indicated as reported by the OTCBB. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Fiscal Year Ending December 31, 2005
Quarter Ended	High $	Low $
March 31, 2005	0.50	0.28
June 30, 2005	0.42	0.28
September 30, 2005	0.48	0.33
December 31, 2005	0.48	0.34

Fiscal Year Ended December 31, 2004
Quarter Ended	High $	Low $
March 31, 2004	0.64	0.46
June 30, 2004	0.65	0.52
September 30, 2004	0.599	0.43
December 31, 2004	0.60	0.25

On March 27, 2006, the last sales price of our common stock was $0.45

Penny Stock

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a market price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document prepared by the SEC, that: (a) contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading; (b) contains a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to a violation of such duties or other requirements of the securities laws; (c) contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and the significance of the spread between the bid and ask price; (d) contains a toll-free telephone number for inquiries on disciplinary actions; (e) defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and (f) contains such other information and is in such form, including language, type size and format, as the SEC shall require by rule or regulation.

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

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgment of the receipt of a risk disclosure statement, a written agreement as to transactions involving penny stocks, and a signed and dated copy of a written suitability statement.

These disclosure requirements may have the effect of reducing the trading activity for our common stock. Therefore, stockholders may have difficulty selling our securities.

Holders of Our Common Stock

As of December 31, 2005, we had approximately one hundred forty-four (144) holders of record of our common stock and several other stockholders hold shares in street name.

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

Recent Sales of Unregistered Securities

The information set forth below relates to our issuances of securities without registration under the Securities Act during the reporting period which were not previously included in a Quarterly

Report on Form 10-QSB or Current Report on Form 8-K during the reporting period.

During the fourth quarter of the fiscal year ended December 31, 2005, we issued 449,090 shares of restricted common stock to four consultants for services rendered, valued at $175,872 (estimated to be the fair value based on the trading price on the issuance date). These shares were issued pursuant to Section 4(2) of the Securities Act. We did not engage in any general solicitation or advertising. We issued the stock certificates and affixed the appropriate legends to the restricted stock.

During the fourth quarter of the fiscal year ended December 31, 2005, we granted warrants to purchase 125,000 shares of our common stock, exercisable at $0.60 per share for a period of two years from the date of issuance, to two consultants in exchange for services rendered. These warrants were issued pursuant to Section 4(2) of the Securities Act. We did not engage in any general solicitation or advertising.

During the fourth quarter of the fiscal year ended December 31, 2005, we granted options to purchase 1,700,000 shares of our common stock, exercisable at $0.60 per share to a consultant in exchange for services rendered. These warrants become fully vested over three years (566,667 warrants fully vested on September 29, 2005; 566,667 become fully vested on September 29, 2006; 566,666 become fully vested on September 29, 2007). These securities were issued pursuant to Section 4(2) of the Securities Act. We did not engage in any general solicitation or advertising.

During the fourth quarter of the fiscal year ended December 31, 2005, we issued options to purchase 10,000 shares of our common stock, exercisable at $0.45 per share to an employee in exchange for services rendered and we issued options to purchase 10,000 shares of our common stock, exercisable at $0.39 per share to an employee in exchange for services rendered. These options become fully vested over three years (10,000 fully vested on October 25, 2005; 10,000 become fully vested on October 25, 2006; 10,000 become fully vested on October 25, 2007). These securities were issued pursuant to Section 4(2) of the Securities Act of 1933. We did not engage in any general solicitation or advertising.

During the three months ended December 31, 2005, we sold 143,750 units at $0.80 per unit, or an aggregate of $115,000 in proceeds, to accredited investors in a private equity offering. Each unit is priced at $0.80 and consists of two shares of restricted common stock and one warrant to purchase one (1) share of restricted common stock at an exercise price of $0.60 exercisable for thirty six months after the close of the offering. These securities were issued pursuant to Rule 506 of Regulation D. We did not engage in any general solicitation or advertising.

Subsequent to the reporting period, we issued 200,000 shares of restricted common stock to one consultant for services rendered, valued at $90,000 (estimated to be the fair value based on the trading price on the issuance date). These shares were issued pursuant to Section 4(2) of the Securities Act of 1933. We did not engage in any general solicitation or advertising. We issued the stock certificates and affixed the appropriate legends to the restricted stock.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information about our compensation plans under which shares of common stock may be issued upon the exercise of warrants or options as of December 31, 2005.

Equity Compensation Plans as of December 31, 2005

	A	B	C
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (A))
Equity compensation plans approved by security holders	55,000	$0.50	5,465,613
Equity compensation plans not approved by security holders	7,820,000	$0.60	-
Total	7,875,000	$0.60	5,465,613

Purchases of Equity Securities

Neither we nor any of our “affiliated purchasers” purchased any of our equity securities during the reporting period.

On February 1, 2005, we entered into a Termination and Settlement Agreements with our former Chief Executive Officer, Mr. David Parker, and our former President, Mr. A.J. LaSota. Messrs. Parker and LaSota resigned from their positions as officers and directors. In accordance with the terms of these agreements, Messrs. Parker and LaSota returned to the corporate treasury 5,400,000 and 429,353 shares of our common stock, respectively. Also on February 1, 2005, we entered into a Settlement Agreement with Ron Folse, our former Executive Vice President. In accordance with the terms of this agreement, Mr. Folse returned to the corporate treasury 429,353 shares of our common stock.

Item 6. Management’s Discussion and Analysis or Plan of Operation

Forward-Looking Statements

Historical results and trends should not be taken as indicative of future operations. Management’s statements contained in this report that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act of 1934. Actual results may differ materially from those included in the forward-looking statements. The Company intends such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of complying with those safe-harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of management are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” “prospects,” or similar expressions. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on the operations and future prospects of the Company on a consolidated basis include, but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, significant restructuring activities, and generally accepted accounting principles. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Further information concerning the Company and its business, including additional factors that could materially affect the Company’s financial results, is included herein and in the Company’s other filings with the SEC.

Overview

We currently have four operating pharmacies. Our first pharmacy was opened on October 13, 2003 in Orange County, California in the city of Santa Ana. On June 10, 2004, we opened our second pharmacy location in Riverside, California. We opened our third pharmacy in Kirkland, Washington on August 11, 2004. Our fourth pharmacy was opened in Portland, Oregon on September 21, 2004.

We announced in our report for the quarter ended September 30, 2004 that we were suspending the development of new pharmacies for a period of sixty to ninety days in order to evaluate and potentially improve the operations of our four existing pharmacies. It was the belief of our board of directors and executive management that none of our four stores were operating at their full potential. The basis for this belief was primarily the reluctance of physicians to adopt our technology for electronically transmitting prescriptions and our failure to implement a successful marketing strategy to attract business. Since this announcement, management postponed activity related to the development of new locations. At the present time and following this period of evaluation, our management decided not to close any of our existing pharmacy locations. We are hopeful that we will resume the development of new pharmacies in the second quarter of 2006.

The primary catalyst for the decision to suspend the development of new pharmacies was substantially attributable to a lack of sufficient cash to fund the expenses associated with the development of new pharmacies. We have incurred significant expenditures in connection with purchases of inventory for our existing pharmacies. As sales increased, a time gap developed between inventory replenishing and collecting our accounts receivable. Nearly all of our pharmacy sales are to customers whose medications were covered by health benefit plans and other third party payors. As a result, we typically do not receive cash for our sales at the time of transactions and are dependent on health benefit plans to pay for all or a portion of our customers’ prescription purchases. There is a significant delay from the time of a customer’s purchase of medication to when we receive payment for the customer’s purchase from a health benefit plan or other third party payor. The delay from the point of a customer’s purchase to our receipt of payment has ranged between 60 and 20 days when calculated for a specific quarterly period.

Management evaluated various alternatives as it related to financing future inventory purchases in the early stages of our planned principal operations. Our management was successful in securing financing for inventory purposes on an interim basis. On or about December 21, 2004, we received a loan evidenced by a promissory note from Robert James, Inc., a company under the control of our current CEO Mr. Robert DelVecchio, for the purpose of purchasing inventory for our pharmacies. The promissory note was for a maximum of $150,000 and matured on the earlier of March 6, 2005 or the date that we were able to consummate an accounts receivable financing arrangement for our working capital. The outstanding principal amount of this promissory note bears interest at three percent (3%) per month. In consideration for this promissory note, we agreed to pay the lender an administrative fee of $1,500 and a financing fee of $2,100. In addition to these fees, we agreed to pay the lender by the fifth day of every month from January 2005 until the principal amount is repaid plus an administrative fee of $1,875 and a financing fee of $2,675. We paid the loan evidenced by the promissory note from Robert James, Inc. in full on February 21, 2005.

On February 23, 2005, we entered into an accounts receivable servicing agreement and line of credit agreement with Mosaic Financial Services, LLC (“Mosaic”). The monthly interest rate under this agreement is one and one quarter percent of the then LOC limit. These agreements enabled us to successfully secure financing for inventory purchases over an extended period of time. Under the terms of the line of credit agreement, the maximum amount that we could draw to purchase inventory was originally $500,000 and increased to $700,000. These agreements were for a term of one year with a provision to automatically renew for another one year period unless either party provided notice to the other of termination within 180 days prior to the end of the effective term.

Mosaic provided notice to us of its intent to exercise its right under the line of credit agreement to convert the $700,000 previously advanced into shares of our common stock. On October 24, 2005, our board of directors authorized the issuance of 2,500,000 restricted shares of our common stock to Mosaic in accordance with the conversion right provided in the line of credit agreement. The issuance of these shares to Mosaic satisfied our obligations in full under the accounts receivable servicing agreement and the line of credit agreement.

On October 31, 2005, we entered into another one year line of credit agreement (“LOC”) with Mosaic enabling us to draw a maximum of $1,000,000 to purchase inventory. This LOC has a one time commitment fee equal to three percent of the initial amount of the LOC which has a monthly interest rate of 1.5% of the then LOC limit. These accrued finance charges will be deducted prior to any advances. Under the terms of the LOC, Mosaic has a right to convert all or a portion of the outstanding advances into shares of our common stock where the conversion price is based on the weighted average closing bid price for our common stock on the OTCBB (or such other equivalent market on which our common stock is quoted) as for the seven trading days immediately preceding the date the conversion right is exercised. The conversion price per share shall not be less than $0.40 or more than $0.80. This LOC is secured by substantially all of our assets.

Management previously cited our marketing practice as an area for improvement. Beginning in the first quarter of 2005, our management successfully implemented a new marketing strategy to dramatically expand our efforts to attract business. Our current marketing strategy has targeted physicians, new customers, and existing customers. With respect to new customers, we are offering a $10 coupon to be applied toward the customers first prescription filled at any of our pharmacies and a $5 gift card at any Starbucks location. With respect to our current customers, we commenced a promotion through direct mailing. We are offering our current customers a $10 coupon to be applied toward the purchase of prescription drugs for any prescription that is transferred to one of our pharmacies. In addition, we will hold a monthly drawing at each pharmacy for those customers that transferred a prescription and the winner will receive a $150 gift card. We also send notices to physicians informing them of our pharmacy operations. In an attempt to build more name recognition, we have created brochures and posters that are available in physicians’ waiting rooms.

The following table summarizes the number of prescriptions filled by our four pharmacies on a quarterly basis for the year ended December 31, 2005:

Quarterly Period	Total Number of Prescriptions	Average Prescriptions Per Week
Three months ended March 31, 2005	4,823	371
Three months ended June 30, 2005	6,864	528
Three months ended September 30, 2005	8,450	650
Three months ended December 31, 2005	9,646	742
Totals	29,783

We opened our third and fourth pharmacies in August and September of 2004. As a result, the fourth quarter for the fiscal years ended December 31, 2005 and 2004 are the only reporting periods for which we can compare the performance of all four of our pharmacies. For the three months ended December 31, 2005, our four pharmacies filled a total of 9,646 prescriptions for an average of 742 prescriptions per week. For the three months ended December 31, 2004, our four pharmacies filled a total of 4,121 prescriptions for an average of 317 prescriptions per week. Our management attributes this increase in our business primarily to our successful marketing efforts.

In an attempt to further expand our business and improve our marketing plan, we retained the marketing firm of Rainmaker & Sun Integrated Marketing, Inc. (“Rainmaker”). Rainmaker will assist us with marketing efforts including advertising, promotions, and the development of a fully integrated marketing plan. We anticipate that we will revamp our current marketing plan and implement new marketing efforts during the quarter ending June 30, 2006.

Additionally, our two pharmacy locations in California previously experienced difficulty in qualifying to participate in California’s Medicaid program, known as Medi-Cal. Medicaid is a federal/state program that provides health coverage, including prescription drug coverage to the needy. Each state’s Medicaid program is different, and some states impose limitations on the number of pharmacies that may serve the Medicaid population. In order to participate in Medicaid programs, each pharmacy must enroll as a participating provider. We submitted an application to the California Department of Health Services on December 14, 2004. On June 8, 2005, the Medi-Cal Provider Relations Department rejected our application and issued a list of deficiencies to be addressed. On July 11, 2005, we addressed all cited deficiencies and re-submitted our Medi-Cal application. We received a notice of approval on August 22, 2005. We were assigned a unique provider identification number to enable our pharmacy in Riverside, California and other California locations that we may establish in the future, exclusive of locations in Orange County, to process claims through Medi-Cal. We anticipate that this approval and our ability to process claims through Medi-Cal will increase sales at our California pharmacy located in Riverside.

The Medicaid program is administered and all benefits are processed by CalOptima exclusively in Orange County, California. All applications to participate in the Medicaid programs for pharmacies located in Orange County are processed by CalOptima. In 2002, CalOptima placed a moratorium on additional pharmacies in Orange County enrolling as a supplier of prescription drugs to customers who rely solely on Medicaid for health coverage. This moratorium remains in effect and impacts our location in Santa Ana, California.

During the quarter ended September 30, 2005, we received notice that CalOptima was accepting applications for pharmacies to participate in CalOptima specifically for claims by customers who rely on health coverage through both Medicaid and Medicare. Medicare is a health insurance program for people over the age of 65 or those under 65 with certain disabilities. We submitted an application to CalOptima for approval to supply customers who rely on health coverage through both Medicaid and Medicare in Orange County, California during the quarter ended September 30, 2005. We have not received a response to our application as of the filing date of this Annual Report and do not know when we will receive a response to our application.

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

Results of Operations for the Years Ended December 31, 2005 and 2004

Revenues

On the accrual basis of accounting, our total revenue for the year ended December 31, 2005 was $3,836,736, as compared to $1,346,995 for the year ended December 31, 2004. Our revenues generated during the fiscal year ended December 31, 2005 increased over each quarterly period. We generated revenue in the amount of $648,402 for the quarter ended March 31, 2005, $789,404 for quarter ended June 30, 2005, $980,181 for the quarter ended September 30, 2005, and $1,418,750 for the quarter ended December 31, 2005. We generated more revenue in the year ended December 31, 2005 than in any other fiscal year since our inception. Our management anticipates that our revenues generated will increase based upon future marketing efforts and the establishment of additional pharmacies in the current year.

During the year ended December 31, 2004, we established three additional pharmacies and had established a total of four pharmacies by the end of the fiscal year. Since this time, we have not established any additional pharmacies. The significant increase in our revenue from the prior fiscal year is primary attributable to generating revenue from four pharmacies for the entire reporting period.

Cost of Sales

The total cost of sales for the year ended December 31, 2005 was $3,120,958, as compared to $1,411,163 for the year ended December 31, 2004. The cost of sales consists primarily of the pharmaceuticals. During the year ended December 31, 2004, we established three additional pharmacies and had operations at a total of four pharmacies by the end of the fiscal year. Purchasing and replenishing our inventory supply for an increased number of pharmacies over the prior fiscal year resulting in a significant increase in our total cost of sales.

During the fiscal year ended December 31, 2005, we negotiated cost reductions and more favorable credit terms with our primary drug supplier. As a result, we incurred lower costs of sales on a per unit basis.

Gross Profit

Gross profit increased to $715,779, or approximately 19% of total revenue for the year ended December 31, 2005, as compared to a gross loss of $64,168, or approximately a gross loss of 37%of total revenue for the same reporting period in the prior year. We reported gross profit in each quarterly period during the fiscal year ended December 31, 2005 and our reported gross profits for the year ended December 31, 2005 is the highest amount and percentage of gross sales reported during any reporting period since our inception. The growth in gross profit is primarily attributable to increased sales of generic type drugs which have a lower cost and higher gross margin.

Operating Expenses

We incurred total operating expenses of $6,633,595 for the year ended December 31, 2005, as compared to $8,197,168 for the year ended December 31, 2004. Our operating expenses for the year ended December 31, 2005 primarily consisted of salaries and related expenses of $3,574,137, consulting and other compensation of $1,579,524, and selling, general and administrative expenses of $1,286,053, and  restructuring charges of $193,881. Our operating expenses for the year ended December 31, 2004 consisted of salaries and related expenses of $1,401,017, consulting and other compensation of $2,206,171, selling, general and administrative expenses of $1,564,855, and $2,977,448 for the impairment of an intangible asset.

Our operating expenses incurred during the year ended December 31, 2004 were exclusively attributable to establishing our corporate infrastructure and establishing additional pharmacies. Our operating expenses incurred during the year ended December 31, 2005 were exclusively attributable to maintaining our corporate infrastructure and sustaining operations at our pharmacies. During the year ended December 31, 2004, we established three additional pharmacies and had operations at a total of four pharmacies by the end of the fiscal year. In the first quarter of 2004, we expensed $2,977,448 for the impairment of a license. The impairment of the license in the first quarter of 2004 was the primarily reason why our operating expenses were substantially higher in the year ended December 31, 2004 when compared to the fiscal year ended December 31, 2005.

Other Income and Expense

As part of our ongoing business activities, our sales have continued to increase and we are now able to access financing for purchases of inventory through financing agreements entered into with Mosaic Financial Services, LLC (“Mosaic”) during the reporting period. We incurred interest expense of $131,539 during the year ended December 31, 2005 primarily as a result of the financing we received from Mosaic.

On June 30, 2005, the United Stated Bankruptcy Court for the Eastern District of Texas approved a Settlement Agreement and Mutual Release (the “Settlement Agreement”) between Safescript Pharmacies, Inc., a Texas corporation f/k/a RTIN Holdings, Inc. and Safe Med Systems, Inc., a Texas corporation (collectively, “Safescript”), and us. The Settlement Agreement contained a mutual release which resulted in Safescript releasing us from any liability with respect to a note payable to Safescript of approximately $1,011,500. This amount is included in the forgiveness of debt reported in the year ended December 31, 2005.

Net Loss

Our net loss for the year ended December 31, 2005 was $4,797,092 and the loss for the year ended December 31, 2004 was $7,903,706. We previously projected that each store would be cash flow positive by the ninth month of operation; however, none of our operating pharmacies currently is or ever has been cash flow positive. Decreased net losses in 2005, as compared to the prior year, are primarily attributable to significant expenses related to the impairment of a license and establishment of additional pharmacies incurred during the fiscal year ended December 31,

2004 that were not incurred during the fiscal year ended December 31, 2005.

Our basic and diluted loss per common share for the year ended December 31, 2005 was $(0.11) and $(0.19) for the year ended December 31, 2004.

Liquidity and Capital Resources

As of December 31, 2005, we maintained $356,641 in cash which primarily resulted from funds raised in the private offering of common stock and receivables financing. As of December 31, 2005, we had current assets of $1,180,386 and current liabilities of $1,922,298. As a result, we had a working capital deficit of $741,912 as of December 31, 2005.

Our current liabilities as of December 31, 2005 consisted of accounts payable and accrued liabilities of $1,067,298, a line of credit in the amount of $200,000, notes payable of $425,000, and notes payable to related parties and stockholders of $230,000. Our line of credit was provided by Mosaic for the purpose of servicing our accounts receivable.

Operating activities used $2,733,677 in cash for the year ended December 31, 2005. Our net loss of $4,797,902 was the primary component of our negative operating cash flow; along with the forgiveness of debt of $1,011,522; and the joint venture minority interest in net loss of $275,835; offset by depreciation and amortization expenses of $108,136; the impairment of property and equipment related to restructuring of $193,881; and the issuance of common stock for services in the amount of $2,387,364, including options granted to our CEO valued at $1,950,000.

There were no investing activities during the year ended December 31, 2005.

Cash flows provided by financing activities during the year ended December 31, 2005 consisted of $1,511,784 of proceeds from the issuance of common stock; $900,000 net advanced on the line of credit, ($700,000 of which was converted to our common stock in October 2005); and $170,000 of net advances by certain related parties and stockholders: proceeds from issuance of short term loans $425,000.

We primarily relied on equity capital and loan proceeds to fund our operations during the year ended December 31, 2005. During the reporting period, we sold securities to accredited investors. During the year ended December 31, 2005, we received proceeds of $1,511,784 from accredited investors and issued a total of 3,820,000 shares of our common stock.

The underlying drivers that resulted in material changes and the specific inflows and outflows of cash in the year ended December 31, 2005 are as follows:

a.	Our inventory level increased with the addition of more physicians. We continually track inventory usage and adjust inventory levels to market requirements.

b.
We recorded a gain on forgiveness of debt related to a settlement agreement entered into with Safescript releasing us from of any liability with respect to a note payable due to Safescript of approximately $1,013,000.

c.
We fully utilized a $700,000 line of credit with Mosaic Financial Services, LLC (“Mosaic”) during the year ended December 31, 2005 and issued 2,500,000 restricted shares of our common stock to Mosaic to retire the line of credit. On October 31, 2005, we entered into another line of credit agreement with Mosaic enabling us to draw a maximum of $1,000,000 to purchase inventory.

d.
We obtained financing from the issuance of common stock. Our management believes that additional issuance of stock and/or debt financing will be required to provide us with working capital and a positive cash flow in 2006.

In order for us to finance operations and continue our growth plan, additional funding will be required from external sources. We intend to fund operations through increased sales and debt and/or equity financing arrangements, which may be insufficient to fund our capital expenditures, working capital, or other cash requirements for the year ending December 31, 2006. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all.

Off Balance Sheet Arrangements

As of December 31, 2005, there were no off balance sheet arrangements.

Going Concern

The consolidated financial statements included elsewhere herein have been prepared assuming we will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As of December 31, 2005, we had an accumulated deficit of $15,233,538 largely due the establishing and sustaining operations at of our pharmacies.

We intend to fund operations through increased sales and debt and/or equity financing arrangements, which may be insufficient to fund our capital expenditures, working capital, or other cash requirements for the year ending December 31, 2006. We plan to seek additional financing in a private equity offering to secure funding for our operations. There can be no assurance that such additional financing will be available to us on acceptable terms or at all.

These factors, among others, raise substantial doubt about our ability to continue as a going concern. The consolidated financial statements included elsewhere herein do not include any adjustments related to recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should we be unable to continue as a going concern.

In response to these problems, management in coordination with our board of directors has taken the following actions:

•	We suspended the development of new pharmacies as a part of the restructuring activities that took place in the fourth calendar quarter of 2004 and the first quarter of 2005.

•	We are aggressively signing up new physicians.
•	We retained a marketing firm to implement a new marketing strategy to attract business.
•	We are seeking investment capital through the public markets.

Inflation

Since the opening of our first pharmacy in October 2003, management believes that inflation has not had a material effect on our results of operations.

Critical Accounting Policies

In December 2001, the SEC requested that all registrants list their three to five most “critical accounting polices” in the Management Discussion and Analysis. The SEC indicated that a “critical accounting policy” is one which is both important to the portrayal of a company’s financial condition and results, and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. We believe that the following accounting policies fit this definition.

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or estimated market, and consist primarily of pharmaceutical drugs. Market is determined by comparison with recent sales or net realizable value. Net realizable value is based on management’s forecast for sales of our products or services in the ensuing years and/or consideration and analysis of changes in customer base, product mix, payor mix, third party insurance reimbursement levels or other issues that may impact the estimated net realizable value. Management regularly reviews inventory quantities on hand and records a reserve for shrinkage and slow-moving, damaged and expired inventory, which is measured as the difference between the inventory cost and the estimated market value based on management’s assumptions about market conditions and future demand for our products. Such reserve was insignificant to the accompanying consolidated financial statements. Should the demand for our products prove to be less than anticipated, the ultimate net realizable value of our inventories could be substantially less than reflected in the accompanying consolidated balance sheet.

Inventories are comprised of brand and generic pharmaceutical drugs. Brand drugs are purchased primarily from one wholesale vendor and generic drugs are purchased primarily from another wholesale vendor. Our pharmacies maintain a wide variety of different drug classes, known as Schedule II, Schedule III, and Schedule IV drugs, which vary in degrees of addictiveness. Schedule II drugs, considered narcotics by the DEA are the most addictive; hence, they are highly regulated by the DEA and are required to be segregated and secured in a separate cabinet. Schedule III and Schedule IV drugs are less addictive and are not regulated. Because our business model focuses on servicing pain management doctors and chronic pain patients, we carry in our inventory a larger amount of Schedule II drugs than most other pharmacies. The cost in acquiring Schedule II drugs is higher than Schedule III and IV drugs.

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

Revenue Recognition

Through the end of the third quarter of 2005, we recognized revenue on a cash basis when we received payments from third-party insurance carriers or government agencies. The prices that we were paid for prescription drugs are agreed upon upfront; however, insurance carriers and/or governmental agencies can adjust the contractual price. As a result, we did not have a fixed price at the time of sale. For this reason, we recognized revenue on a cash basis.

Commencing retroactive to the fourth quarter of 2004, we began to recognize revenue on the accrual basis of accounting. Management determined that revenue met the recognition criteria for collectibility and determinable price primarily because the mix of business changed from green liens to conventional scripts. The price is determined in advance via software link with the provider and collectibility from providers, which are typically large insurance companies, is now reasonably assured. Prices will vary from provider to provider but in accordance with a contract. There might also be nominal “co-pay” for the script which is collected at time of delivery of the script (generally cash, check, or credit card). The co-pay also appears to meet revenue recognition criteria.

Recently Issued Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123-R, "Share-Based Payment," which requires that the compensation cost relating to share-based payment transactions (including the cost of all employee stock options) be recognized in the financial statements. That cost will be measured based on the estimated fair value of the equity or liability instruments issued. SFAS No. 123-R covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SFAS No.123-R replaces SFAS No. 123, and supersedes APB Opinion No. 25. Small Business Issuers are required to apply SFAS No. 123-R in the first reporting period or fiscal years that begin after December 15, 2005. Thus, our consolidated financial statements will reflect an expense for (a) all share-based compensation arrangements granted after December 31, 2005 and for any such arrangements that are modified, cancelled, or repurchased after that date, and (b) the portion of previous share-based awards for which the requisite service has not been rendered as of that date, based on the grant-date estimated fair value.

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

In February 2006, the FASB issued SFAS No. 155 entitled “Accounting for Certain Hybrid Financial Instruments,” an amendment of SFAS No. 133 (“Accounting for Derivative Instruments and Hedging Activities”) and SFAS No. 140 (“Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”). In this context, a hybrid financial instrument refers to certain derivatives embedded in other financial instruments. SFAS No. 155 permits fair value re-measurement of any hybrid financial instrument which contains an embedded derivative that otherwise would require bifurcation under SFAS No. 133. SFAS No. 155 also establishes a requirement to evaluate interests in securitized financial assets in order to identify interests that are either freestanding derivatives or “hybrids” which contain an embedded derivative requiring bifurcation. In addition, SFAS No. 155 clarifies which interest/principal strips are subject to SFAS No. 133, and provides that concentrations of credit risk in the form of subordination are not embedded derivatives. SFAS No. 155 amends SFAS No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative. When SFAS No. 155 is adopted, any difference between the total carrying amount of the components of a bifurcated hybrid financial instrument and the fair value of the combined “hybrid” must be recognized as a cumulative-effect adjustment of beginning deficit/retained earnings.

SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. Earlier adoption is permitted only as of the beginning of a fiscal year, provided that the entity has not yet issued any annual or interim financial statements for such year. Restatement of prior periods is prohibited.

Management does not believe that SFAS No. 154 and No. 155 will have an impact on our consolidated financial statements.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants, and the SEC did not or are not believed by management to have a material impact on our present or future consolidated financial statements included elsewhere herein.

Item 7. Financial Statements

Index to Financial Statements:

Audited Financial Statements:
F-1	Report of Independent Registered Public Accounting Firm;
F-2	Consolidated Balance Sheets as of December 31, 2005 and 2004;
F-3	Consolidated Statements of Operations - Years Ended December 31, 2005 and 2004;
F-4	Consolidated Statements of Stockholders’ Equity (Deficit) and Comprehensive Loss for the Years Ended December 31, 2005 and 2004;
F-5	Consolidated Statements of Cash Flows for the Years Ended December 31, 2005 and 2004;
F-6	Notes to Consolidated Financial Statements;

REPORT OF INDEPENDENT REGISTERED PUBLIC
ACCOUNTING FIRM

To the Board of Directors and Stockholders
Assured Pharmacy, Inc. (formerly known as eRXSYS, Inc.) and Subsidiaries

We have audited the accompanying consolidated balance sheets as of December 31, 2005 and 2004 and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows of Assured Pharmacy, Inc. and Subsidiaries (collectively the “Company”), for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Assured Pharmacy, Inc. and Subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1, the accompanying 2004 financial statements have been restated to reflect adoption (in the fourth quarter of 2004) of the accrual basis of accounting for revenue. The Company previously reported revenue on the cash basis of accounting. Effective October 1, 2004, the Company recorded accounts receivable of approximately $182,000 with a corresponding increase in 2004 sales. Net loss for the year ended December 31, 2004 decreased by approximately $108,000 with no significant change in basic and diluted loss per common share.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company had negative cash flow from operations of approximately $2.7 million in 2005, an accumulated deficit of approximately $15.2 million at December 31, 2005 and recurring losses from operations. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 1. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ SQUAR, MILNER, REEHL & WILLIAMSON, LLP

March 20, 2006
Newport Beach, California

ASSURED PHARMACY, INC. AND SUBSIDIARIES (formerly known as eRxsys, Inc.)
CONSOLIDATED BALANCE SHEETS
December 31, 2005 and December 31, 2004

	2005	2004 (As Restated)
ASSETS

Current Assets
Cash	$356,641	$86,325
Accounts receivable	530,730	182,427
Inventories	261,770	158,009
Prepaid expenses and other assets	31,245	34,812
	1,180,386	461,573

Property and Equipment, net	440,970	740,194

	$1,621,356	$1,201,767

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable and accrued liabilities	$1,067,298	$830,692
Line of credit from a related party	200,000	-
Notes payable	425,000	-
Notes payable to related parties and stockholders	230,000	1,063,465
	1,922,298	1,894,157

Notes Payable to Related Party and Stockholders, net of current portion	-	370,000

Minority Interest	492,418	768,254

Commitments and contingencies (Note 12)

Stockholders' Deficit
Preferred shares; par value $0.001 per share; authorized 5,000,000 shares; no preferred shares issued or outstanding	-	-

Common shares; par value $0.001 per share; 70,000,000 shares authorized; 55,199,398 and 44,977,899 common shares issued and outstanding at December 31, 2005 and 2004, respectively	55,199	44,978

Treasury stock	(10,858)	-

Additional paid-in capital, net	14,949,423	8,778,024

Deferred compensation	(553,587)	(217,200)

Accumulated deficit	(15,233,538)	(10,436,446)

Stockholders' deficit	(793,361)	(1,830,644)

	$1,621,355	$1,201,767

F-2                                                                                                                                                                        The accompanying notes are an integral part of the consolidated financial statements.

ASSURED PHARMACY, INC. AND SUBSIDIARIES (formerly known as eRxsys, Inc.)
CONSOLIDATED STATEMENTS OF OPERATIONS
 For the Years Ended December 31, 2005 and December 31, 2004

	Years Ended
	December 31, 2005	December 31, 2004 (As Restated)

GROSS SALES	$3,836,737	$1,346,995

COST OF SALES	(3,120,958)	(1,411,163)

GROSS PROFIT	715,779	(64,168)

OPERATING EXPENSES
Salaries and related	3,574,137	1,401,017
Consulting and other compensation	1,579,524	2,206,171
Selling, general and administrative	1,286,053	1,564,855
Impairment of intangible asset	-	2,977,448
Restructuring charges	193,881	47,677
TOTAL OPERATING EXPENSES	6,633,595	8,197,168

LOSS FROM OPERATIONS	(5,917,816)	(8,261,336)

OTHER (EXPENSE) INCOME
Interest expense	(131,539)	(92,468)
Other expense	(35,094)	(12,289)
Gain on forgiveness of debt	1,011,522	-
TOTAL OTHER INCOME (EXPENSE)	844,889	(104,757)

LOSS BEFORE MINORITY INTEREST	(5,072,927)	(8,366,093)
MINORITY INTEREST	275,835	462,387

NET LOSS	$(4,797,092)	$(7,903,706)

Basic and diluted loss per common share	$(0.12)	$(0.19)

Basic and diluted weighted average number of common shares outstanding	40,961,989	41,112,800

F-3                                                                                                                                                                        The accompanying notes are an integral part of the consolidated financial statements.

ASSURED PHARMACY, INC. AND SUBSIDIARIES (formerly known as eRxsys, Inc.)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
For the Years Ended December 31, 2005 and December 31, 2004

	Common Stock		Treasury Stock		Additional			Total Stockholders'
	Shares	Amount	Shares	Amount	Paid In Capital	Deferred Compensation	(Accumulated)(Deficit)	(Deficit) Equity

Balance, December 31, 2003	35,974,521	$35,975	-	-	$5,195,097	$(792,400)	$(2,532,740)	$1,905,933

Issuance of common stock in connection with a private placement	7,391,750	7,392	-	-	2,642,760	-	-	2,650,152

Issuance of common stock for services rendered	1,611,628	1,611	-	-	706,167	-	-	707,778

Fair value of warrants issued to consultants	-	-	-	-	234,000	-	-	234,000

Amortization of deferred consulting fees	-	-	-	-	-	575,200	-	575,200

Net loss (as restated)	-	-	-	-	-	-	(7,903,706)	(7,903,706)

Balance, December 31, 2004 (As Restated)	44,977,899	44,978	-	-	8,778,024	(217,200)	(10,436,446)	(1,830,644)

Issuance of common stock in connection with a private placement	3,820,000	3,820	-	-	1,507,964	-	-	1,511,784

Issuance of common stock for services rendered	2,907,499	2,907	-	-	883,955	(449,498)	-	437,364

Fair value of warrants & options for deferred compensation	-	-	-	-	530,000	(530,000)	-	-

Issuance of common stock for debt conversion	2,500,000	2,500	-	-	697,500	-	-	700,000

Issuance of stock to former CEO for debt settlement	494,000	494	-	-	118,466	-	-	118,960

Issuance of warrants to former CEO for debt settlement	-	-	-	-	329,000	-	-	329,000

Issuance of common stock options for services to CEO	-	-	-	-	1,950,000	-	-	1,950,000

Issuance of common stock to RTIN in connection with debt settlement	500,000	500	-	-	148,000	-	-	148,500

Stock returned to the Company by RTIN and former officer and directors	-	-	(10,858,658)	(10,858)	6,514	-	-	(4,344)

Amortization of deferred consulting fees	-	-	-	-	-	643,111	-	643,111

Net loss	-	-	-	-	-	-	(4,797,092)	(4,797,092)

Balance, December 31, 2005	55,199,398	$55,199	(10,858,658)	$(10,858)	$14,949,423	$(553,587)	$(15,233,538)	(793,361)

F-4                                                                                                                                                                        The accompanying notes are an integral part of the consolidated financial statements.

ASSURED PHARMACY, INC. AND SUBSIDIARIES (formerly known as eRxsys, Inc.)
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2005 and December 31, 2004

	Years Ended
	2005	2004 (As Restated)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(4,797,092)	$(7,903,706)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property and equipment	108,136	50,448
Impairment of property and equipment related to restructuring	193,881	-
Amortization of deferred consulting fee	643,111	575,200
Loss on settlement of debt	87,960	-
Gain on forgiveness of debt	(1,011,522)	-
Impairment of intangible asset	-	2,977,448
Minority interest in net loss of Joint Venture	(275,835)	(462,387)
Issuance of common stock for services and options to CEO	2,387,364	932,401
Changes in operating assets and liabilities:
Accounts receivable	(348,303)	(182,427)
Inventories	(103,761)	(119,961)
Prepaid expenses and other current assets	3,567	(3,136
Accounts payable and accrued liabilities	378,817	718,651
Related party payable	-	(14,797)
Net cash used in operating activities	(2,733,677)	(3,432,266)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(2,791)	(719,872)
Net cash used in investing activities	(2,791)	(719,872)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from line of credit	2,035,365	-
Proceeds from the issuance of notes payable to related parties and shareholders	305,000	159,409
Proceeds from the issuance of short term loans	425,000
Principal repayments on line of credit	(1,135,365)	-
Principal repayments on notes payable	-	(15,000)
Principal repayments on notes payable to related parties and shareholders	(135,000)	(130,131)
Proceeds from issuance of common stock for cash	1,511,784	2,650,030
Issuance of common stock in connection with issuance of notes payable	-	9,500
Minority interest	-	854,213
Net cash provided by financing activities	3,006,784	3,528,021

Net increase (decrease) in cash	270,316	(624,117)

Cash at beginning of year	86,325	710,442

Cash at end of year	$356,641	$86,325

Supplemental disclosure of cash flow information- Cash paid during the year for:

Interest	$131,539	$92,468

Income taxes	$-	$4,912

See the accompanying notes for disclosures about non-cash investing and financing activities.

F-5                                                                                                                                                                        The accompanying notes are an integral part of the consolidated financial statements.

ASSURED PHARMACY, INC. AND SUBSIDIARIES
(formerly known as eRxsys, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005 and December 31, 2004

1. ORGANIZATION AND BASIS OF PRESENTATION

Business

Assured Pharmacy, Inc. was organized as a Nevada corporation on October 22, 1999 under the name Surforama.com, Inc. and previously operated under the name eRXSYS, Inc. In August 2002, Assured Pharmacy, Inc. reorganized its operations and became engaged in the business of operating pharmacies that specialize in dispensing highly regulated pain medication. Assured Pharmacy, Inc. offers physicians the ability to reduce or eliminate the need for paper prescriptions by accessing web-based technology to transmit prescriptions to its pharmacies from a wireless hand-held device or desktop computer. Because the focus is on physicians whose practice necessitates that they frequently prescribe medication to manage their patients’ chronic pain, non-prescription drugs, or health and beauty related products such as walking canes, bandages and shampoo are not typically kept in inventory. Revenues during the fiscal year ended December 31, 2005 were generated exclusively from the sale of prescription drugs. The majority of the business is derived from physicians who transmit prescriptions directly to our store electronically. “Walk-in” prescriptions from other physicians are limited.

In April 2003, Assured Pharmacy, Inc. entered into a joint venture agreement (“Joint Venture”) with TPG Partners, L.L.C. (“TPG”) to establish and operate pharmacies. In June 2003, Safescript of California, Inc. (“Safescript”) was incorporated to own and operate pharmacies that the parties may jointly establish under the Joint Venture. Assured Pharmacy Inc. owns 51% of the Joint Venture with TPG owning the remaining 49%. Effective September 8, 2004, Safescript filed amended articles of incorporation and changed its name to Assured Pharmacies, Inc. (“API”).

Pursuant to the terms of the Joint Venture, TPG is obligated to contribute start-up costs of $230,000 per pharmacy location to establish up to fifty pharmacies. In June and July 2003, TPG advanced $230,000 and $218,000, respectively, for a total of $448,000. This capital contribution funded the opening of our first two pharmacies in Santa Ana, California in October 2003 and in Riverside, California in June 2004. No additional funds have been received from TPG since 2003. TPG remains obligated to contribute an additional $12,000 to satisfy their full capital contribution. TPG is also obligated to contribute their proportionate share of the start-up costs in excess of their initial capital contribution of $230,000 per pharmacy. The Joint Venture defines start-up costs as any costs associated with the opening of any open pharmacy location that accrue within the ninety-day period following the opening of that particular pharmacy. TPG is obligated to contribute an additional $44,572 to satisfy its proportionate share of the start-up costs in excess of their initial capital contribution.

ASSURED PHARMACY, INC. AND SUBSIDIARIES
(formerly known as eRxsys, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005 and December 31, 2004

1. ORGANIZATION AND BASIS OF PRESENTATION (continued)

Business (continued)

In February 2004, Assured Pharmacy, Inc. entered into an agreement (the “Agreement”) with TAPG, L.L.C. ("TAPG"), a Louisiana limited liability company, and formed Safescript Northwest, Inc., a Louisiana corporation. Effective August 19, 2004, Safescript Northwest, Inc. changed its name to Assured Pharmacies Northwest, Inc. ("APN"). Since its inception, Assured Pharmacy, Inc. has owned 75% of APN, while TAPG has owned the remaining 25%.

The Agreement provides that TAPG will contribute start-up costs in the amount of $335,000 per pharmacy location established not to exceed five pharmacies. Assured Pharmacy, Inc.’s contribution under the Agreement consists of granting the right to utilize its intellectual property rights and to provide sales and marketing services. Between March and October 2004, APN received from TAPG start-up funds in the amount of $854,213 as its capital contribution for three pharmacies. This capital contribution funded the opening of two pharmacies in Kirkland, Washington in August 2004 and Portland, Oregon in September 2004. Included in these monies was a partial capital contribution in the amount of $190,000 for the establishment of another pharmacy located in Portland, Oregon. TAPG remains obligated to contribute an additional $145,000 to satisfy their full contribution. Assured Pharmacy, Inc. and APN requested that TAPG provide the $150,787 balance of its full capital contribution. TAPG is also obligated to contribute their proportionate share of the start-up costs in excess of their initial capital contribution of $335,000 per pharmacy. The Agreement defines start-up costs as any costs associated with the opening of any open pharmacy location that accrue within one hundred eighty days following the opening of that particular pharmacy. As of December 31, 2005, TAPG is obligated to contribute an additional $34,994 together with interest in the amount of $5,778 to satisfy its proportionate share of the start-up costs in excess of their initial capital contribution.

As of December 31, 2005, Assured Pharmacy, Inc. had advanced APN $351,857 as an interest-free loan to sustain operations at both pharmacies operated by APN. On March 6, 2006, such loan was converted into 378 shares of APN capital stock. Following the conversion of this debt into equity, Assured Pharmacy, Inc. increased their ownership interest in APN to 94.8%. TAPG owns the remaining 5.2% interest.

On October 21, 2005, eRXSYS, Inc. held its annual meeting of shareholders. The shareholders approved an amendment to the articles of incorporation to complete a name change from eRXSYS, Inc. to Assured Pharmacy, Inc. Assured Pharmacy, Inc., API and APN are hereinafter collectively referred to as the “Company”. The Company’s common stock is quoted on the Over-the-Counter Bulletin Board (the “OTCBB”) under the symbol “APHY.”

ASSURED PHARMACY, INC. AND SUBSIDIARIES
(formerly known as eRxsys, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005 and December 31, 2004

1. ORGANIZATION AND BASIS OF PRESENTATION (continued)

Restatement

The accompanying financial statements for the year ended December 31, 2004 have been restated to reflect a change (retroactive to the fourth quarter of 2004) in revenue recognition from cash basis of accounting to the accrual basis of accounting. The Company previously reported revenue on the cash basis because sales (prescriptions) were filled for workers compensation related claims (commonly called “green liens”), and had to undergo an adjudication process. There was no fixed determinable price for the prescription nor was collectibility assured. During the fourth quarter of 2004, new management abandoned the green lien line of business in favor of conventional prescription sales to patients covered by large health insurance providers, with predetermined prices under contractual arrangements and assured collectibility. After further review, management determined that the Company met revenue recognition criteria during the fourth quarter of 2004, and accordingly, the Company has restated its December 31, 2004 financial statements to reflect accounts receivable of approximately $182,000 and a corresponding increase in sales for the year then ended. The quarters ended March 31, 2005, June 30, 2005, and September 30, 2005 were also affected by such change in revenue recognition (see Note 13 for significant 2005 fourth quarter adjustments impacting those quarters). The net loss for the year ended December 31, 2004 decreased by approximately $108,000 with no significant change in basic and diluted loss per common share.

Going Concern Considerations

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business. As of December 31, 2005, the Company had an accumulated deficit of approximately $15.2 million, recurring losses from operations and negative cash flow from operating activities of approximately $2.7 million for the year then ended.

The Company intends to fund operations through increased sales and debt and/or equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital or other cash requirements for the year ending December 31, 2006. The Company will be required to seek additional funds to finance its immediate and long-term operations. The successful outcome of future financing activities cannot be determined at this time and there is no assurance that, if achieved, the Company will have sufficient funds to execute its intended business plan or generate positive operating results.

ASSURED PHARMACY, INC. AND SUBSIDIARIES
(formerly known as eRxsys, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005 and December 31, 2004

1. ORGANIZATION AND BASIS OF PRESENTATION (continued)

Going Concern Consideration (continued)

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

In response to these problems, management has taken the following actions:

•
The Company suspended the development of new pharmacies as part of the restructuring activities that took place in the fourth quarter of 2004 and the first quarter of 2005 (See Note 9 for additional information)

•	The Company is aggressively signing up new physicians.

•	The Company is seeking investment capital through the public markets.

•	The Company retained a marketing firm to implement a new marketing strategy to attract business.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The summary of significant accounting policies presented below is designed to assist in understanding the Company's consolidated financial statements. Such financial statements and accompanying notes are the representations of the Company’s management, who is responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America (“GAAP") in all material respects, and have been consistently applied in preparing the accompanying consolidated financial statements.

Principles of Consolidation

The consolidated financial statements for the year ended December 31, 2005 include the accounts of Assured Pharmacy, Inc., the Company’s 75% ownership interest in APN, and the Company’s 51% ownership interest in API. In accordance with the respective joint venture agreements, the minority partners do not have participation rights that allow them to block decisions proposed by the Company. The minority joint venturers have given the Company the ability to control all daily operations and management of the joint venture; therefore, the Company has consolidated the joint ventures in its financial statements with distributions made proportionately to the minority joint venturers. All significant inter-company accounts and transactions have been eliminated in consolidation.

ASSURED PHARMACY, INC. AND SUBSIDIARIES
(formerly known as eRxsys, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005 and December 31, 2004

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant estimates made by management include revenue recognition, current and deferred income taxes, the deferred tax asset valuation allowance, and realization of inventories and long-lived assets. Actual results could materially differ from these estimates.

Risks and Uncertainties

The Company operates in a highly competitive industry that is subject to intense competition. The Company has a limited operating history since it has finished only its third year of operations and has not yet generated significant gross profit. As a new operating entity, the Company faces risks and uncertainties relating to its ability to successfully implement its business strategy. Among other things, these risks include the ability to develop and sustain revenue growth; managing expanding operations; competition; attracting, retaining and motivating qualified personnel; maintaining and developing new strategic relationships; and the ability to anticipate and adapt to the changing markets and any changes in government regulations.

Therefore, the Company may be subject to the risks of delays in obtaining (or failing to obtain) regulatory clearance and other uncertainties, including financial, operational, technological, regulatory and other risks associated with an emerging business, including the risk of business failure.

The Company’s leased pharmacies are subject to licensing and regulation by the health, sanitation, safety, building and fire agencies in the state or municipality where located. Difficulties or failures in obtaining or maintaining the required licensing and/or approvals could prevent the continued operation of such pharmacies. Management believes that the Company is operating in compliance with all applicable laws and regulations.

ASSURED PHARMACY, INC. AND SUBSIDIARIES
(formerly known as eRxsys, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005 and December 31, 2004

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Risks and Uncertainties (continued)

The Company purchased 97% of its inventory of prescription drugs from one wholesale vendor during the year ended December 31, 2005. Management believes that the wholesale pharmaceutical and non-pharmaceutical distribution industry is highly competitive because of consolidation in the industry and the practice of certain large pharmacy chains to purchase directly from product manufacturers. Although management believes we could obtain the majority of our inventory from other distributors at competitive prices and upon competitive payment terms if our relationship with our primary wholesale drug vendor was terminated, there can be no assurance that the termination of such relationship would not adversely affect us.

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

ASSURED PHARMACY, INC. AND SUBSIDIARIES
(formerly known as eRxsys, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005 and December 31, 2004

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Governmental Regulations (continued)

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

Concentrations
The financial instrument that potentially exposes the Company to a concentration of credit risk principally consists of cash. The Company deposits its cash with high credit financial institutions. The Company had approximately $231,000 in excess of the Federal Deposit Insurance Corporation insured limit of $100,000 as of December 31, 2005.

During the year ended December 31, 2005, substantially all of the Company's inventory was purchased from one wholesale drug vendor.

Allowance for Doubtful Accounts Receivable

The Company’s receivables are from reputable insurance companies. However, management periodically reviews the collectibility of accounts receivable and provides an allowance for doubtful accounts receivable as management deems necessary. Management concluded that there was no need for such an allowance as of December 31, 2005 or 2004.

ASSURED PHARMACY, INC. AND SUBSIDIARIES
(formerly known as eRxsys, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005 and December 31, 2004

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or estimated market, and consist primarily of pharmaceutical drugs. Market is determined by comparison with recent sales or net realizable value. Net realizable value is based on management’s forecasts for sales of the Company’s products or services in the ensuing years and/or consideration and analysis of changes in customer base, product mix, payor mix, third party insurance reimbursement levels or other issues that may impact the estimated net realizable value. Management regularly reviews inventory quantities on hand and records a reserve for shrinkage and slow-moving, damaged and expired inventory, which is measured as the difference between the inventory cost and the estimated market value based on management’s assumptions about market conditions and future demand for the Company’s products. Such reserve was insignificant to the accompanying consolidated financial statements. In the event that demand for the Company’s products proves to be significantly less than anticipated, the ultimate net realizable value of the Company’s inventories could be substantially less than reflected in the accompanying consolidated balance sheet.

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

ASSURED PHARMACY, INC. AND SUBSIDIARIES
(formerly known as eRxsys, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005 and December 31, 2004

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Goodwill and Intangible Assets

Statement of Financial Accounting standard (“SFAS”) No. 142, "Goodwill and Other Intangible Assets", which is effective for fiscal years beginning after December 15, 2001, addresses how intangible assets that are acquired individually or with a group of other assets should be accounted for upon their acquisition and after they have been initially recognized in the financial statements. SFAS No. 142 requires that goodwill and identifiable intangible assets that have indefinite lives not be amortized but rather be tested at least annually for impairment, and intangible assets that have finite useful lives be amortized over their estimated useful lives. SFAS No. 142 provides specific guidance for testing intangible assets that will not be amortized for impairment. In addition, SFAS No. 142 expands the disclosure requirements about intangible assets in the years subsequent to their acquisition.

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

ASSURED PHARMACY, INC. AND SUBSIDIARIES
(formerly known as eRxsys, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005 and December 31, 2004

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

Revenue Recognition

The Company generates revenue from prescription drug sales which primarily are reimbursed by healthcare insurance carriers and government agencies. As more fully explained in Note 1, the Company previously reported revenue on the cash basis of accounting because sales (prescriptions) were filled for workers compensation related claims (commonly called “green liens”) and had to undergo an adjudication process. There was no fixed determinable price for the prescription nor was collectibility assured. During the fourth quarter of 2004, new management abandoned the green lien line of business in favor of conventional prescription sales to patients covered by large health insurance providers, with predetermined prices under contractual arrangements and assured collectibility. Accordingly, the Company recognizes revenue at the time the prescription is filled and picked up by the customer. Customer returns are immaterial.

ASSURED PHARMACY, INC. AND SUBSIDIARIES
(formerly known as eRxsys, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005 and December 31, 2004

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Advertising

The Company expenses the cost of advertising when incurred. Advertising costs for the years ended December 31, 2005 and December 31, 2004 were immaterial to the consolidated financial statements, and are included in selling, general and administrative expenses in the accompanying consolidated statements of operations.

Exit and Disposal Activities

The Company accounts for expenses related to non-discretionary restructuring activities (including workforce reductions) in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit and Disposal Activities.”  GAAP prohibits the recognition of an exit-activity liability until (a) certain criteria (which demonstrate that it is reasonably probable that a present obligation to others has been incurred) are met, and (b) the fair value of such liability can be reasonably estimated.  The Company recorded a restructuring charge of approximately $194,000 and $48,000 for the years ended December 31, 2005 and 2004, respectively.  See Note 9 for additional information.

Stock-Based Compensation

The Company accounts for stock-based compensation issued to employees using the intrinsic value based method as prescribed by Accounting Principles Board (“APB”) Opinion No. 25, "Accounting for Stock issued to Employees" and related interpretations. Under the intrinsic value based method, compensation expense is the excess, if any, of the fair value of the stock at the grant date or other measurement date over the amount an employee must pay to acquire the stock. Compensation expense is recognized over the applicable service period, which is usually the vesting period.

SFAS No. 123, "Accounting for Stock-Based Compensation," if fully adopted, changes the method of accounting for employee stock-based compensation to the fair value based method. For stock options and warrants, fair value is estimated using an option pricing model that takes into account the stock price at the grant date, the exercise price, the expected life of the option or warrant, stock volatility and the annual rate of quarterly dividends. Compensation expense is recognized over the applicable service period, which is usually the vesting period.

ASSURED PHARMACY, INC. AND SUBSIDIARIES
(formerly known as eRxsys, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005 and December 31, 2004

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

SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of SFAS No. 123," was issued in December 2002 and is effective for fiscal years ended after December 15, 2002. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. At December 31, 2004 the Company has one stock-based employee compensation plan which is described more fully in Note 8. The following table illustrates the effect on net loss and loss per common share for the years ended December 31, 2005 and 2004, as if the Company had applied the fair value recognition provisions of SFAS No. 123 for all of its stock-based employee compensation plans.

ASSURED PHARMACY, INC. AND SUBSIDIARIES
(formerly known as eRxsys, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005 and December 31, 2004

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Stock-Based Compensation (continued)

	2005	2004 (As Restated)
Net (loss) as reported	$(4,797,092)	$(7,903,706)
Stock based compensation, net of tax	(2,600)	(8,550)
Pro forma net (loss)	$(4,799,692)	$(7,912,256)
Basic and diluted (loss) per common share:
As reported	$(0.12)	$(0.19)
Pro forma	$(0.12)	$(0.19)

The assumptions used in the Black Scholes option pricing model for the years ended December 31, 2005 and 2004 were as follows:

	2005	2004

Discount rate	4.1%	5%
Volatility	140%	130%
Expected life (years)	3.0	3.0
Expected dividend yield	-	-

The above proforma effects of applying SFAS 123 are not necessarily representative of the impact on the results of operations for future years.

Basic and Diluted Loss per Common Share

The Company computes loss per common share using SFAS No. 128 “Earnings Per Share”. Basic loss per share is computed by dividing net loss applicable to common shareholders by the weighted average number of common shares outstanding for the reporting period. Diluted loss per share reflects the potential dilution that could occur if securities or other contracts, such as stock options and warrants to issue common stock, were exercised or converted into common stock. Because the Company has incurred net losses and there are no dilutive potential common shares, basic and diluted loss per common share are the same. There were 14,780,875 warrants and options convertible into one share of the Company’s common stock issued and outstanding as of December 31, 2005.

ASSURED PHARMACY, INC. AND SUBSIDIARIES
(formerly known as eRxsys, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005 and December 31, 2004

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Income Taxes

The Company accounts for income taxes under the provisions of SFAS No. 109, "Accounting for Income Taxes".  SFAS No. 109 requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or income tax returns.  Under this method deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates for the year in which the differences are expected to reverse (See Note 10).

Fair Values of Financial Instruments

SFAS No. 107 “Disclosures About Fair Value of Financial Instruments” requires disclosure of fair value information about financial instruments when it is practicable to estimate that value. Management believes that the carrying amounts of the Company’s financial instruments, consisting primarily of cash, accounts receivable, and accounts payable and accrued liabilities approximated their fair values at December 31, 2005 and 2005, due to their short-term nature.

Management also believes that the December 31, 2005 and 2004 interest rate associated with the notes payable approximates the market interest rate for this type of debt instrument and as such, the carrying amount of the notes payable approximates its fair value.

In the opinion of management, the fair value of transactions with related parties can not be estimated without incurring excessive costs; for that reason, the company has not provided such disclosure. However, other information about related-party liabilities (such as the carrying amount, the interest rate, and the maturity date) is provided where applicable elsewhere in these notes to the consolidated financial statements.

Reclassifications

Certain amounts presented in the 2004 consolidated financial statements have been reclassified to conform to the current year’s presentation. Such reclassifications have no effect on previously reported results of operations.

ASSURED PHARMACY, INC. AND SUBSIDIARIES
(formerly known as eRxsys, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005 and December 31, 2004

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Significant Recently Issued Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123-R, "Share-Based Payment," which requires that the compensation cost relating to share-based payment transactions (including the cost of all employee stock options) be recognized in the financial statements. That cost will be measured based on the estimated fair value of the equity or liability instruments issued. SFAS No. 123-R covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SFAS No.123-R replaces SFAS No. 123, and supersedes APB Opinion No. 25. Small Business Issuers are required to apply SFAS No. 123-R in the first interim or annual reporting period that begins on or after December 15, 2005. Thus, the Company's consolidated financial statements will reflect an expense for (a) all share-based compensation arrangements granted after December 31, 2005 and for any such arrangements that are modified, cancelled, or repurchased after that date, and (b) the portion of previous share-based awards for which the requisite service has not been rendered as of that date, based on the grant-date estimated fair value. Management is evaluating the effect 123-R will have on its future consolidated financial statements.

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

ASSURED PHARMACY, INC. AND SUBSIDIARIES
(formerly known as eRxsys, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005 and December 31, 2004

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Significant Recently Issued Accounting Pronouncements (continued)

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

In February 2006, the FASB issued SFAS No. 155 entitled “Accounting for Certain Hybrid Financial Instruments,” an amendment of SFAS No. 133 (“Accounting for Derivative Instruments and Hedging Activities”) and SFAS No. 140 (“Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”). In this context, a hybrid financial instrument refers to certain derivatives embedded in other financial instruments. SFAS No. 155 permits fair value re-measurement of any hybrid financial instrument which contains an embedded derivative that otherwise would require bifurcation under SFAS No. 133. SFAS No. 155 also establishes a requirement to evaluate interests in securitized financial assets in order to identify interests that are either freestanding derivatives or “hybrids” which contain an embedded derivative requiring bifurcation. In addition, SFAS No. 155 clarifies which interest/principal strips are subject to SFAS No. 133, and provides that concentrations of credit risk in the form of subordination are not embedded derivatives. SFAS No. 155 amends SFAS No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative. When SFAS No. 155 is adopted, any difference between the total carrying amount of the components of a bifurcated hybrid financial instrument and the fair value of the combined “hybrid” must be recognized as a cumulative-effect adjustment of beginning deficit/retained earnings.

SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. Earlier adoption is permitted only as of the beginning of a fiscal year, provided that the entity has not yet issued any annual or interim financial statements for such year. Restatement of prior periods is prohibited.

Management does not believe that SFAS No. 154 and No. 155 will have an impact on its consolidated financial statements.

ASSURED PHARMACY, INC. AND SUBSIDIARIES
(formerly known as eRxsys, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005 and December 31, 2004

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recently Issued Accounting Pronouncements (continued)

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants, and the Securities and Exchange Commission (the “SEC”) did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

3. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of December 31:

	2005	2004
Furniture and equipment	$17,212	$41,961
Computer equipment and information systems	299,099	296,816
Leasehold improvements	285,344	454,475
	601,655	793,252
Less accumulated depreciation and amortization	(160,685)	(53,058)

	$440,970	$740,194

4. INTANGIBLE ASSETS

In 2003, the Company acquired the rights to an exclusive license ("License") to operate Safescript Pharmacies in California, Oregon, Washington, and Alaska from Safescript Pharmacies, Inc., formerly known as RTIN Holdings, Inc., (the "Licensor"). In connection with this transaction, the Company assumed a note payable to the Licensor (see Note 7), executed a new note payable with its former Chief Executive Officer (see Note 7) and paid $37,000 in cash.

As of March 31, 2004, management determined that the License was 100% impaired based on (a) the uncertainty of the Licensor’s ability to continue as a going concern, which created substantial doubt about the Licensor’s ability to support their e-prescribing technology; (the Licensor eventually filed for bankruptcy - see Note 12); (b) the Company’s dispute with the Licensor, and (c) the Company’s implementation of new technology at its first two pharmacies. Accordingly, the Company impaired the entire intangible asset of approximately $3 million in the accompanying consolidated statements of operations.

ASSURED PHARMACY, INC. AND SUBSIDIARIES
(formerly known as eRxsys, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005 and December 31, 2004

4. INTANGIBLE ASSETS (continued)

On March 12, 2004, the Company entered into a technology license agreement ("Technology License") with Network Technology, Inc. ("RxNT"). The Technology License grants the Company the right to use RxNT’s e-prescribing technology under the Company’s brand name "Assured Script". Pursuant to the Technology License agreement, the Company paid RxNT $50,000 at the execution of the agreement and $50,000 at the launch of the Company’s branded pharmacy. As of December 31, 2004, the Company paid $100,000 which was recorded in property and equipment.

5. LINE OF CREDIT FROM A RELATED PARTY

In February 2005, the Company entered into an accounts receivable servicing agreement and a line of credit agreement with Mosaic Financial Services, Inc. (the “Lender” or “Mosaic”). This agreement provided the Company financing for inventory purchases over an extended period of time. Under the terms of the line of credit agreement, the Company was able to draw a maximum of $500,000 to purchase inventory. On July 1, 2005, the line of credit limit was increased to $700,000. These agreements were for a one-year term with a provision to automatically renew unless either party provided notice of termination within 180 days prior to the end of the term. The line of credit had a monthly interest rate of 1.25% of the then line of credit limit. The line of credit was secured by substantially all of the Company's existing and future assets.

Pursuant to the above agreement, the Lender had a continuing right during the term to convert all or a portion of the outstanding obligations into a number of shares of the Company’s common stock determined at a conversion price equal to 80% of the volume weighted average price of the Company’s common stock as quoted by Bloomberg, LP for the seven trading day weighted average closing bid price for the common stock on the OTCBB (or such other equivalent market on which the common stock is then quoted) calculated as of the trading day immediately preceding the date the conversion right is exercised. The conversion price per share shall not be less than $0.25 or more than $0.75. The Lender is only entitled to piggyback registration rights upon exercise of this conversion right, and the Company is not contractually liable for any registration rights penalties.

On October 24, 2005, the Company authorized the issuance of 2,500,000 restricted common shares at $0.28 per share to Mosaic in order to convert their entire outstanding balance of $700,000 into common stock in accordance with the conversion right in the line of credit agreement. The issuance of these shares to Mosaic satisfied in full the Company’s obligations under such agreement. These shares were issued pursuant to Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”).

ASSURED PHARMACY, INC. AND SUBSIDIARIES
(formerly known as eRxsys, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005 and December 31, 2004

5. LINE OF CREDIT (continued)

On October 31, 2005, the Company entered into a new line of credit agreement for $1,000,000 with Mosaic. This line has a one-time commitment fee equal to 3% of the initial amount of the line of credit. The agreement has a monthly interest rate of 1.5% of the then line of credit limit. The line of credit is secured by the Company’s open accounts receivable due from all customers and substantially all other assets of the Company. The outstanding balance under this line of credit was $200,000 as of December 31, 2005.

Pursuant to the October 2005 agreement, Mosaic has a continuing right during the term to convert all or a portion of the outstanding obligations into a number of shares of the Company’s common stock determined at a conversion price equal to the rolling seven trading day weighted average closing bid price for the common stock on the OTCBB (or such other equivalent market on which the common stock is then quoted) calculated as of the trading day immediately preceding the date the conversion right is exercised. The conversion price per share shall not be less than $0.40 or more than $0.80. Mosaic is only entitled to piggyback registration rights upon exercise of this conversion right, and the Company is not contractually liable for any registration rights penalties.

The group financial officer of Mosaic Capital Advisors, LLC which is the parent company of Mosaic has been a member of the Company’s board of directors since September 2005.

6. NOTES PAYABLE

On October 25, 2005, the Company entered into a loan agreement with Malaton Investment Corporation S.A. (“Malaton”). Under the terms of the agreement, the Company received $250,000 for a twelve month term which can be extended for an additional twelve months by mutual consent. On the date of funding, the Company paid the lender a one time commitment fee equal to 3% of the initial loan amount. The loan has an interest rate of 15% per annum to be paid in monthly installments. The outstanding balance under this loan was $250,000 as of December 31, 2005.

Pursuant to the terms of this agreement, Malaton has a continuing right during the term to convert all or a portion of the then outstanding obligation into a number of shares of the Company’s common stock determined at a conversion price equal to the rolling seven trading day weighted average closing bid price for the common stock on the OTCBB (or such other equivalent market on which the common stock is then quoted) calculated as of the trading day immediately preceding the date the conversion right is exercised. The conversion price per share shall not be less than $0.40 or more than $0.80. Malaton is only entitled to piggyback registration rights upon exercise of this conversion right, and the Company is not contractually liable for any registration rights penalties.

ASSURED PHARMACY, INC. AND SUBSIDIARIES
(formerly known as eRxsys, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005 and December 31, 2004

6. NOTES PAYABLE (continued)

On December 21, 2005, the Company entered into a loan agreement with Kenido Holdings, Inc. (“Kenido”). Under the terms of the agreement, the Company received $175,000 for a twelve month term which can be extended for an additional twelve months by mutual consent. On the date of funding, the Company paid the lender a one time commitment fee equal to 3% of the initial loan amount. The loan has an interest rate of 15% per annum to be paid in monthly installments. The outstanding balance under this loan was $175,000 as of December 31, 2005.

Pursuant to the terms of this agreement, the Kenido has a continuing right during the term to convert all or a portion of the then outstanding obligation into a number of shares of the Company’s common stock determined at a conversion price equal to the rolling seven trading day weighted average closing bid price for the common stock on the OTCBB (or such other equivalent market on which the common stock is then quoted) calculated as of the trading day immediately preceding the date the conversion right is exercised. The conversion price per share shall not be less than $0.40 or more than $0.80. Kenido is only entitled to piggyback registration rights upon exercise of this conversion right, and the Company is not contractually liable for any registration rights penalties.

7. NOTES PAYABLE TO RELATED PARTIES AND STOCKHOLDERS

Licensor Note

In May 2003, the Company assumed a note payable from Safescript Pharmacies, Inc. (the “Licensor”) of approximately $3,177,000 in connection with acquisition of a License (see Note 4), of which $2,000,000 was converted into 4,444,444 shares of the Company’s restricted common stock at $0.45 per share. The remaining balance of approximately $1,177,000 was payable in monthly installments of $25,000 including interest at 5% per annum with a balloon payment of approximately $802,000 due in December 2004. This note was secured by the License.

Due to the Company’s dispute with the Licensor (see Note 12), the Company ceased making monthly installment payments. The outstanding balance of the note was approximately $1,013,000 as of December 31, 2004. On June 30, 2005, the United States Bankruptcy Court for the Eastern District of Texas approved a Settlement Agreement and Mutual Release (the “Settlement Agreement”) between the Company and the Licensor. Under the terms of the Settlement Agreement, the Licensor retained 100,000 shares of the Company’s common stock and returned the remaining 4,344,444 shares of common stock for cancellation. In addition, we issued the Licensor 500,000 additional shares of Company common stock and agreed to dismiss the lawsuit then pending in the U.S. District Court for the Eastern District of Texas with prejudice.

ASSURED PHARMACY, INC. AND SUBSIDIARIES
(formerly known as eRxsys, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005 and December 31, 2004

7. NOTES PAYABLE TO RELATED PARTIES AND STOCKHOLDERS (continued)

Licensor Note (continued)

The Settlement Agreement contained a mutual release which resulted in the Licensor releasing the Company from any liability with respect to the note payable due to the Licensor in the amount of approximately $1,013,000. For financial reporting purposes, the Company has treated the 500,000 shares to the Licensor as constructively issued as of June 30, 2005. Accordingly, the Company recorded for the quarter ended June 30, 2005, a credit to common stock for $500; a credit to additional paid in capital for $148,000 (the estimated fair value of the stock based on the trading price on the settlement date); and a gain on settlement of debt of approximately $1,012,000 in the accompanying consolidated statements of operations. Based on FASB No. 145 and APB No. 30, management concluded that such gain is not considered extraordinary and is presented as a component of loss from continuing operations.

Parker Note

In December 2003, the Company entered into a note payable with Mr. Parker, its former Chief Executive Officer (“former CEO”) for $370,000 in connection with the acquisition of the License (see Note 4). This note accrued interest at a fixed rate of 5% per annum. The note was secured by the License and was to mature on December 31, 2007. The outstanding balance of the note was $370,000 as of December 31, 2005.

In a termination and settlement agreement entered into with the former CEO on February 1, 2005, the former CEO agreed to accept $10,000 cash, 494,000 shares of restricted common stock and warrants (fully vested and immediately exercisable, five year life, at a price range of $0.75 to $1.25 per share) to purchase 1,300,000 shares of the Company’s common stock and discharge the Company from all liability associated with this debt. During the quarter ended September 30, 2005, the Company paid the $10,000. Accordingly, the Company recorded a credit to common stock for $494; a credit to additional paid in capital for $118,006 (the estimated fair value of the stock based on the trading price on the settlement date); a credit to additional paid in capital for $329,000 (the estimated fair value of the warrants based on the Black-Scholes pricing model on the settlement date), and a $87,960 loss on settlement of debt, thereby extinguishing this liability.

ASSURED PHARMACY, INC. AND SUBSIDIARIES
(formerly known as eRxsys, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005 and December 31, 2004

7. NOTES PAYABLE TO RELATED PARTIES AND STOCKHOLDERS (continued)

TAPG Note

In January 2005, the Company entered into an agreement with TAPG to advance $270,000 to the Company in connection with establishing pharmacies in the Northwestern United States (see Note 1). The note was to be funded by TAPG in monthly installments of $45,000 up to a maximum of $270,000. The note accrues interest at a fixed rate of 7% per annum, and is secured by the assets of the Northwestern pharmacies of APN. However, the Company received only $40,000 during the year ended December 31, 2005. The note matured in January 2006 and was not extended. The Company repaid $10,000 in March 2005 and management intends to repay the remaining balance in 2006. As of December 31, 2005, the remaining balance due to TAPG for monies advanced under this agreement and accrued interest amounted to $40,000 and 1,901, respectively.

Robert James, Inc. Note

In December 2004, the Company received a loan evidenced by a promissory note from Robert James, Inc., an entity under the control of our current CEO Mr. Robert DelVecchio, for the purpose of purchasing inventory for our pharmacies. The promissory note was for a maximum of $150,000, and matured on the earlier of March 6, 2005 or the date that we were able to consummate an accounts receivable factoring arrangement for our working capital. The outstanding principal amount of this promissory note bore interest at 3% per month, with monthly financing and administrative fees until repaid. The outstanding balance of this note was $50,000 as of December 31, 2004. The Company drew an additional $75,000 in early 2005. On February 21, 2005, the Company paid the outstanding balance of $125,000 in full including all accrued interest and related fees.

Other Stockholders’ Notes

During the first quarter of 2005, the Company entered into four ninety-day notes payable to three stockholders. Three of the notes totaling $190,000 are unsecured and have a fixed interest rate of 3% per annum. The remaining note in the amount of $50,000 is unsecured and has a fixed interest rate of 7.5% per annum. On August 15, 2005, the Company repaid the balance of the $50,000 note together with accrued interest of $1,350. Also, during the quarter ended September 30, 2005, the Company extended the maturity date of the remaining three notes payable to January 31, 2006. The Company was able to further extend the maturity date of these three notes from January 31, 2006 to January 31, 2007 (see Note 14). These notes accrued interest in the amount of approximately $6,700 through December 31, 2005.

ASSURED PHARMACY, INC. AND SUBSIDIARIES
(formerly known as eRxsys, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005 and December 31, 2004

8. EQUITY TRANSACTIONS

Common Stock

During the one-month transition period ended December 31, 2003, the Company issued 1,544,149 shares of restricted common stock to consultants for services rendered valued at approximately $664,000 (estimated to be the fair value based on the trading price on the issuance date).

During the year ended December 31, 2004, the Company issued 500,000 shares of restricted common stock to an investment banker for services valued  at approximately $280,000 (estimated to be the fair value based on the trading price on the issuance date) included in consulting and other compensation in the accompanying consolidated statement of operations.

During the year ended December 31, 2004, in connection with the extension of a consulting agreement with the investment banker, the Company issued 150,000 shares of restricted common stock, with warrants to purchase 350,000 shares of the Company’s common stock, exercisable at $0.60 per share for a period of five years from the date of issuance, to the investment banker for services rendered. The 150,000 shares of restricted common stock were valued at approximately $70,500 (estimated to be the fair value based on the trading price on the issuance date) and the 350,000 warrants were valued at approximately $196,000 (estimated to be the fair value based on the Black-Scholes pricing model on the issuance date). Such expense was included in consulting and other compensation in the accompanying consolidated statement of operations. Subsequent to December 31, 2004, the investment banking firm’s president was appointed as the Company’s CEO.

During the year ended December 31, 2004, the Company issued 716,625 shares of restricted common stock to consultants for services rendered valued at approximately $268,400 (estimated to be the fair value based on the trading price on the issuance date).

During the year ended December 31, 2004, the Company issued 20,000 shares of restricted common stock in connection with notes payable issued to certain shareholders and third parties valued at approximately $9,500 (estimated to be fair value based on the trading price on the issuance date).

ASSURED PHARMACY, INC. AND SUBSIDIARIES
(formerly known as eRxsys, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005 and December 31, 2004

8. EQUITY TRANSACTIONS (continued)

Common Stock (continued)

During the year ended December 31, 2004, the Company completed its offering of common stock to accredited investors through a private placement. The Company offered a maximum of 4,375,000 units at a price of $0.80 per unit, with a minimum offering of 625,000 units. Each unit consisted of two shares of restricted common stock and one warrant to purchase one share of restricted common stock at an exercise price of $0.60 per share exercisable for twenty-four months after June 17, 2004. The Company agreed to commence the registration process with the SEC for the common stock issued and the common stock underlying the warrants within ninety days after the (June 17, 2004) termination of this offering. If the average closing price of the Company’s common stock on the OTCBB for the thirty consecutive trading days following the effectiveness of the registration statement is equal to or greater than $1.20, the Company has the right to call the warrants at the exercise price within fifteen business days of such occurrence. During the three months ended June 30, 2004, the Company issued 7,391,750 shares of its restricted common stock in connection with the private placement. The Company received proceeds of approximately $2,650,000, net of broker/dealer commission, legal fees, and Blue Sky fees related to the private placement of $306,548 which were recorded in additional paid-in capital in the accompanying consolidated balance sheet.

On December 15, 2004, the Company filed the registration statement described in the preceding paragraph (the “Registration Statement”) with the SEC. The Company has since filed two amendments to the Registration Statement and has recently received comments on the amendment that was filed in January 2006 from the SEC. However, pending the filing of the Company’s December 31, 2005 Form 10-KSB, the Company had not amended the Registration Statement as of March 20, 2006. Thus, as of that date, the Registration Statement had not been declared effective.

In March 2005, the Company issued 124,997 shares of restricted common stock to four consultants in connection with services rendered valued at $33,249 (estimated to be the fair value based on the trading price on the issuance date). These securities were issued pursuant to Section 4(2) of the Securities Act.

During the quarter ended March 31, 2005, the Company issued 100,000 shares of its common stock to directors of the Company in consideration for their services rendered during the March 31, 2005 quarter. Such shares were valued at $38,000 (estimated to be the fair value based on the trading price on the issuance date). These securities were issued pursuant to Section 4(2) of the Securities Act.

ASSURED PHARMACY, INC. AND SUBSIDIARIES
(formerly known as eRxsys, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005 and December 31, 2004

8. EQUITY TRANSACTIONS

Common Stock (continued)

In a termination and settlement agreement entered into with the Company’s former CEO on February 1, 2005, the Company agreed to issue the former CEO 494,000 shares of restricted common stock (see Note 7). The former CEO also agreed to return 5,400,000 shares of the Company’s common stock to treasury. In termination and settlement agreements with two other officers, they agreed to return 1,114,214 shares of the Company’s common stock to treasury.

During the quarter ended June 30, 2005, the Company commenced a private equity offering to accredited investors and sold 910,000 units at $0.80 per unit, for an aggregate of approximately $712,000 in net proceeds. Each unit is priced at $0.80 and consists of two shares of restricted common stock and one warrant to purchase one share of restricted common stock at an exercise price of $0.60 exercisable for thirty-six months after the close of the offering. These securities were issued pursuant to Rule 506 of Regulation D.

During the quarter ended June 30, 2005, the Company issued 168,412 shares of restricted common stock to consultants in connection with services rendered valued at $49,042 (estimated to be the fair value based on the trading price on the issuance date). These securities were issued pursuant to Section 4(2) of the Securities Act.

Under the terms of the Settlement Agreement (see Note 7), the Licensor retained 100,000 shares of the Company’s common stock and returned the remaining 4,344,444 shares of common stock for cancellation. Accordingly, the Company recorded a debit to treasury stock for $4,344. In addition, the Company agreed to issue the Licensor 500,000 additional shares of its common stock. These securities were issued pursuant to Section 4(2) of the Securities Act.

During the quarter ended September 30, 2005, the Company sold 856,250 units at $0.80 per unit, or an aggregate of $685,000 in proceeds, to accredited investors in a private equity offering. Each unit was priced at $0.80 and consisted of two shares of restricted common stock and one warrant to purchase one share of restricted common stock at an exercise price of $0.60 exercisable for thirty-six months after the close of the offering. These securities were issued pursuant to Rule 506 of Regulation D.

During the quarter ended September 30, 2005 the Company issued 165,000 shares of restricted common stock to a consultant for services rendered, valued at $46,200 (estimated to be the fair value based on the trading price on the issuance date). This security was issued pursuant to Section 4(2) of the Securities Act.

ASSURED PHARMACY, INC. AND SUBSIDIARIES
(formerly known as eRxsys, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005 and December 31, 2004

8. EQUITY TRANSACTIONS

Common Stock (continued)

During the quarter ended September 30, 2005, the Company issued 1,150,000 shares of restricted common stock to consultants in connection with one-year service agreements. Such stock was valued at $334,500 (estimated to be the fair value based on the trading price on the issuance date). As a result of these transactions, the Company recorded a debit to deferred compensation of $334,500 and a credit to common stock and additional paid-in capital of $1,150 and $333,350, respectively. The Company is amortizing such deferred compensation over the life of the consulting contracts. These securities were issued pursuant to Section 4(2) of the Securities Act.

In August 2005, the Company issued 500,000 shares of its common stock to directors of the Company in consideration for services rendered during the September 30, 2005 quarter. These shares were valued at $140,000 (estimated to be the fair value based on the trading price on the issuance date). These securities were issued pursuant to Section 4(2) of the Securities Act.

Also, in August 2005, the Company issued 250,000 shares of restricted common stock for a performance-based bonus earned by an officer of the Company valued at $70,000 (estimated to be the fair value based on the trading price on the issuance date). The Company also granted options to purchase 250,000 shares of the Company’s common stock exercisable one-third per year for a period of three years from the date of issuance at a price of $0.60 per share. These securities were issued pursuant to Section 4(2) of the Securities Act.

During the quarter ended December 31, 2005, the Company sold 143,750 units at $0.80 per unit, or an aggregate of $115,000 in proceeds, to accredited investors in a private equity offering. Each unit was priced at $0.80 and consisted of two shares of restricted common stock and one warrant to purchase one share of restricted common stock at an exercise price of $0.60 exercisable for thirty-six months after the close of the offering. These securities were issued pursuant to Rule 506 of Regulation D.

ASSURED PHARMACY, INC. AND SUBSIDIARIES
(formerly known as eRxsys, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005 and December 31, 2004

8. EQUITY TRANSACTIONS

Common Stock (continued)

During the quarter ended September 30, 2005, the Company issued 169,090 shares of restricted common stock to a consultant for services rendered, valued at $60,872 (estimated to be the fair value based on the trading price on the issuance date). These securities were issued pursuant to Section 4(2) of the Securities Act.

During the quarter ended September 30, 2005, the Company issued 280,000 shares of restricted common stock to two consultants in connection with one-year service agreements, valued at $115,000 (estimated to be the fair value based on the trading price on the issuance date). As a result of these transactions, the Company recorded a debit to deferred compensation of $115,000 and a credit to common stock and additional paid in capital of $280 and $114,720, respectively. The Company is amortizing such deferred compensation over one year. These securities were issued pursuant to Section 4(2) of the Securities Act.

Warrants

During the year ended December 31, 2004, in connection with the June 2004 private placement described above, the Company issued 3,695,875 warrants to purchase one share of restricted common stock at an exercise price of $0.60 exercisable for twenty-four months from June 17, 2004.

During the year ended December 31, 2004, the Company issued warrants to purchase 100,000 shares of its common stock, exercisable at $0.60 per share for a period of five years from the date of issuance, to a consultant.  The warrants are valued at approximately $56,000 (estimated to be the fair value based on the Black-Scholes pricing model on the issuance date). Such expense is included in consulting and other compensation in the accompanying consolidated statement of operations.

During the year ended December 31, 2004, in connection with the extension of a consulting agreement with an investment banker, the Company issued 150,000 shares of restricted common stock, with warrants to purchase 350,000 shares of the Company’s common stock, exercisable at $0.60 per share for a period of five years from the date of issuance, to the investment banker for services rendered. The 350,000 warrants were valued at approximately $196,000 (estimated to be the fair value based on the Black-Scholes pricing model on the issuance date). The Company recorded such amount as consulting expense which is included in consulting and other compensation in the accompanying consolidated statements of operations.

ASSURED PHARMACY, INC. AND SUBSIDIARIES
(formerly known as eRxsys, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005 and December 31, 2004

8. EQUITY TRANSACTIONS (continued)

Warrants (continued)

During the quarter ended December 31, 2005, the Company issued warrants to purchase 125,000 shares of its common stock to consultants for services. Such warrants were valued at $31,250 (estimated to be the fair value based on the Black-Scholes pricing model on the issuance date). The Company recorded such amount as consulting expense which is included in consulting and other compensation in the accompanying consolidated statements of operations.

During the year ended December 31, 2005, in connection with a private placement, the Company issued warrants to purchase 1,910,000 shares of the Company’s restricted common stock at an exercise price of $0.60 exercisable for thirty-six months after October 2005.

The following tables summarize information concerning outstanding warrants as of December 31, 2005:

	Number of Warrants	Weighted-Average Exercise Price
Warrants outstanding and exercisable at
January 1, 2004	-	-
Granted	4,145,875	$0.60
Cancelled or forfeited	-	-
Warrants outstanding and exercisable at
December 31, 2004	4,145,875	$0.60
Granted	3,335,000	$0.60
Cancelled or forfeited	-	-
Warrants outstanding and exercisable at
December 31, 2005	7,480,875	$0.60

No warrants were issued prior to January 1, 2004.

	Outstanding			Exercisable
Range of Exercise Price	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Life (Years)	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Life (Years)

$0.60	7,480,875	$1.01	3.5	7,480,875	$1.01	3.5

ASSURED PHARMACY, INC. AND SUBSIDIARIES
(formerly known as eRxsys, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005 and December 31, 2004

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

The purchase price for the shares subject to any option shall be determined by the Administrator at the time of the grant, but shall not be less than 85% of the fair market value per share of the Company’s common stock on the grant date. Except as described below, the purchase price for the shares subject to any Qualified Stock Option shall not be less than 100% of fair market value per share of common stock on the grant date. In the case of any Qualified Stock Option granted to an employee who owns stock possessing more than 10% of the total combined voting power of all classes of stock of the Company or any of its subsidiaries, the option price shall not be less than 110% of the fair market value per share of the Company’s common stock on the grant date.

No option is exercisable after the expiration of the earliest of: (a) ten years after the option is granted, (b) three months after the optionee’s employment with the Company and its subsidiaries terminates, or a non-employee director or consultant ceases to provide services to the Company, if such termination or cessation is for any reason other than disability or death, or (c) one year after the optionee’s employment with the Company and its subsidiaries terminates, or a non-employee director or consultant ceases to provide services to the Company, if such termination or cessation is a result of death or disability; provided, however, that the agreement for any option may provide for shorter periods in each of the foregoing instances.

The Administrator has the right to set the period within which each option shall vest or be exercisable and to accelerate such time frames; however, each option shall be exercisable at the rate of at least 20% per year from the grant date. Unless otherwise provided by the Administrator, options will not be subject to any vesting requirements.

ASSURED PHARMACY, INC. AND SUBSIDIARIES
(formerly known as eRxsys, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005 and December 31, 2004

8. EQUITY TRANSACTIONS (continued)

Stock Options (continued)

For the year ended December 31, 2004, under the ISOP, the Company granted options to purchase 165,000 shares of common stock to employees. The stock options have an exercise price of $0.50 per share and vest one-third each consecutive year following the date of grant. Such stock options expire on the earlier of three years after vesting or ninety days after termination of employment with the Company. 110,000 options were cancelled during the year ended December 31, 2004.

In September 2005, the Company entered into an employment agreement with its Chief Executive Officer, Robert DelVecchio. Pursuant to the terms of such agreement, the Company granted options to Mr. DelVecchio to purchase 5,000,000 shares of our common stock for a period of ten years from the date of issuance and exercisable at a price of $0.60 per share. These options became fully vested and exercisable upon issuance, with a fair value of $1,950,000 (using Black Scholes to estimate the fair value upon date of issuance). Such expense is included in salaries and related in the accompanying consolidated statement of operations. These options were issued pursuant to Section 4(2) of the Securities Act. The Board of Directors issued such options to Mr. DelVecchio for his past services to the Company other than as an employee or director. Therefore, these options have been accounted for under SFAS No. 123.

In, 2005, the Company granted 1,965,000 options to purchase its common stock to consultants in connection with three service agreements. Such options were valued at $498,750 (estimated to be the fair value based on the Black-Scholes pricing model on the issuance date), and are amortized over the lives of the service agreements. The president of Janus Financial Services, Inc., an entity that received $1.7 million of the above options has been a member of the Company’s board of directors since September 2005. The Company recorded such amount as a debit to deferred compensation and a credit to additional paid in capital. The options have an exercise price of $0.60 per share and have contractual lives that range from two to three years.

ASSURED PHARMACY, INC. AND SUBSIDIARIES
(formerly known as eRxsys, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005 and December 31, 2004

8. EQUITY TRANSACTIONS (continued)

Stock Options (continued)

In addition, under the ISOP, the Company granted options to purchase 280,000 shares of common stock to employees. The stock options have exercise prices that range from $0.39 to $0.60 per share and vest one-third each consecutive year following the date of grant. Such stock options expire on the earlier of three years after vesting or ninety days after termination of employment with the Company.

The following tables summarize information concerning outstanding stock options as of December 31, 2005:

	Number of Options	Weighted- Average Exercise Price
Options outstanding and exercisable at
January 1, 2004	-	-
Granted	165,000	$0.50
Cancelled or forfeited	(110,000)	$0.50
Options outstanding and exercisable at
December 31, 2004	55,000	$0.42
Granted	7,245,000	$0.59
Cancelled or forfeited	-	-
Options outstanding and exercisable at
December 31, 2005	7,300,000	$0.60

	Outstanding			Exercisable
Range of Exercise Price	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Life (Years)	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Life (Years)

$0.45 - $0.60	7,300,000	$0.60	7.4	6,265,000	$0.60	7.4

ASSURED PHARMACY, INC. AND SUBSIDIARIES
(formerly known as eRxsys, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005 and December 31, 2004

9. RESTRUCTURING COSTS

Because the Company’s revenue and operating margin had not grown in line with management’s original expectations, the Company adopted a non-discretionary restructuring plan that resulted in a workforce reduction and other cost reductions (collectively, the “Restructuring”) intended to strengthen the Company’s future operating performance. The Company implemented the Restructuring during the fourth quarter of 2004 through the first quarter of 2005.  The Company’s total expense related to this Restructuring was approximately $242,000, $48,000 of which was recognized in 2004 and $194,000 in the first quarter of 2005. No restructuring costs have been incurred since March 31, 2005.

The Restructuring charge recognized in the first quarter of 2005 was comprised primarily of fixed asset write-offs from the termination of construction work for the regional office in Fort Worth, Texas and the pharmacy in Santa Monica, California. The Company accounts for the costs associated with exiting an activity, including costs associated with a reduction of its workforce, in accordance with SFAS No. 146.

ASSURED PHARMACY, INC. AND SUBSIDIARIES
(formerly known as eRxsys, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005 and December 31, 2004

10. INCOME TAXES

A reconciliation of income taxes computed at the U.S. Federal Statutory income tax rate to the provision for income taxes is as follows:

	2005	2004

U.S. Federal Statutory tax at 34%	$(1,725,000)	$(2,907,000)
State Taxes, net of federal benefit	(305,000)	(513,000)
Valuation Allowance	2,035,000	3,420,000

Provision for income taxes	$5,000	$-

The net deferred income tax asset (liability) consists of the following at December 31, 2005 and December 31, 2004:

	2005	2004

Net Operating Losses	$4,980,000	$2,904,000
Depreciable Assets	1,150,000	1,191,000
D Deferred Tax Assets	6,130,000	4,095,000
Valuation Allowance	(6,130,000)	(4,095,000)

	$-	$-

Based upon the net operating losses incurred since inception, management has determined that it is more likely than not that the deferred tax assets as of December 31, 2005 and 2004 will not be recognized. Consequently, the Company has established a valuation allowance against the entire deferred tax assets.

As of December 31, 2005, the Company has federal and state net operating losses of approximately $12.5 million that begin to expire in 2023 and 2010 for federal and state purposes, respectively.

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

ASSURED PHARMACY, INC. AND SUBSIDIARIES
(formerly known as eRxsys, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005 and December 31, 2004

11. LOSS PER COMMON SHARE

The following is a reconciliation of the numerators and denominators of the basic and diluted loss per common share computations for the years ended December 31, 2005 and 2004:

	Year Ended December 31, 2005	Year Ended December 31, 2004 (As Restated)

Numerator for basic and diluted loss
per common share:
Net loss charged to common stockholders	$(4,797,092)	$(7,903,706)

Denominator for basic and diluted loss
per common share:
Weighted average number of shares outstanding	40,961,989	41,112,800

Basic and diluted loss per common share	$(0.12)	$(0.19)

12. COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company occupies buildings and retail space under operating lease agreements expiring on various dates through June 2009 with monthly payments ranging from approximately $1,400 to $2,600. Certain leases include future rental escalations and renewal options.

ASSURED PHARMACY, INC. AND SUBSIDIARIES
(formerly known as eRxsys, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005 and December 31, 2004

12. COMMITMENTS AND CONTINGENCIES (continued)

Operating Leases (continued)

As of December 31, 2005, future minimum payments under operating leases approximated the following for the years ending December 31, 2005 and thereafter:

2006	151,134
2007	155,101
2008	134,209
2009	49,070
Thereafter	-

$489,514

Total rent expense for the years ended December 31, 2005 and 2004 was approximately $141,000 and $217,000 and is included in selling, general, and administrative expenses in the accompanying consolidated statements of operations.

Legal Matters

Safescript Pharmacies, Inc. (formerly known as RTIN Holdings, Inc.) failed to provide the Company with essential services as set forth in the license agreement that they entered into; this forced the Company to terminate its use of all technology granted under the license agreement entered into with Safescript Pharmacies, Inc. On March 17, 2004, the Company filed a lawsuit in Nevada State Court against Safescript Pharmacies, Inc. seeking damages, declaratory relief, to rescind the License and to recover the consideration paid. On March 19, 2004, Safescript Pharmacies, Inc. filed for Chapter 11 bankruptcy protection. The litigation in Nevada State Court was stayed due to Safescript Pharmacies, Inc. filing for bankruptcy. The Company re-filed substantially the same claim as an adversary proceeding in Safescript Pharmacies, Inc.’s bankruptcy case, which was pending in the U.S. Bankruptcy Court located in Tyler, Texas. In July 2004, this case was transferred to the U.S. District Court for the Eastern District of Texas located in Tyler, Texas.

On June 30, 2005, the United Stated Bankruptcy Court for the Eastern District of Texas (“District Court”) approved the Settlement Agreement between Safescript Pharmacies, Inc., a Texas corporation and Safe Med Systems, Inc., a Texas corporation (collectively, “Safescript”), and the Company. Under the terms of the Settlement Agreement, Safescript retained 100,000 shares of Company common stock and returned the remaining 4,344,444 shares of common stock for cancellation (see Note 7). In addition, the Company agreed to issue Safescript 500,000 additional shares of its common stock and dismiss the lawsuit then pending in the District Court with prejudice.

ASSURED PHARMACY, INC. AND SUBSIDIARIES
(formerly known as eRxsys, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005 and December 31, 2004

12. COMMITMENTS AND CONTINGENCIES (continued)

Legal Matters (continued)

The Settlement Agreement contained a mutual release which resulted in Safescript releasing the Company from any liability with respect to the note payable due to Safescript in the amount of approximately $1,013,000 (see Note 7).

On July 11, 2005, a creditor of Safescript filed a motion with the District Court for reconsideration of its approval of the Settlement Agreement. On October 14, 2005, the District Court denied the creditor’s motion. The creditor appealed the District Court’s approval of the Settlement Agreement. Due to a settlement between the Licensor and the creditor, the appeal was withdrawn finalizing the Company’s Settlement Agreement with the Licensor.

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

13. SIGNIFICANT FOURTH QUARTER ADJUSTMENTS

During the fourth quarter of 2005, the Company recorded certain adjustments (as described below) which affected the previously reported results of operations for the quarters ended March 31, 2005, June 30, 2005 and September 30, 2005. The Company recorded an adjustment to accrue for credit sales that the Company did not record in previous quarters since the Company was using the cash basis to record revenues until management changed to the accrual basis of accounting for revenue for reasons explained in the “Restatement” section of Note 1.   The Company also recorded additional revenues that were not recorded during the three quarters ended March 31, 2005, June 30, 2005 and September 30, 2005.

ASSURED PHARMACY, INC. AND SUBSIDIARIES
(formerly known as eRxsys, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005 and December 31, 2004

13. SIGNIFICANT FOURTH QUARTER ADJUSTMENTS (continued)

The following table illustrates the impact of the above adjustments on net income or loss as previously reported:

	Quarter Ended March 31, 2005	Quarter Ended June 30, 2005	Quarter Ended September 30, 2005
Net (loss) income, as previously reported	$(1,103,898)	$90,484	$(2,835,877)
Adjustment to accrue credit sales	8,717	93,022	117,783
Adjustment to record unrecorded revenues	12,132	23,222	27,943
Change in minority interest due to the above adjustments	(7,203)	(40,159)	(50,345)

Net (loss) income, as restated	$(1,090,252)	$166,569	$(2,740,496)

The above adjustments did not have a material effect on the previously reported quarterly income or loss per common share.

14. SUBSEQUENT EVENTS (UNAUDITED)

Newly Formed Entities

On January 3, 2006, the Company incorporated Assured Pharmacy Plus, Corp. (“Plus Corp.”) as a wholly-owned subsidiary to develop arrangements with third party health plan providers to accept traditional co-payments and fill prescriptions for their members who rely upon overnight courier for delivery of their prescription.

On January 3, 2006, the Company also incorporated Assured Pharmacy DME, Corp. (“DME”) as a wholly-owned subsidiary for the purpose of facilitating and making available specialized medical equipment to our consumers.

Notes Payable to Stockholders

On January 5, 2006, the Company entered into agreements with three related party shareholders to extend their promissory notes that were due January 2006, to January 31, 2007.

ASSURED PHARMACY, INC. AND SUBSIDIARIES
(formerly known as eRxsys, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005 and December 31, 2004

14. SUBSEQUENT EVENTS (UNAUDITED) (continued)

Consulting Agreements

On January 17, 2006, the Company entered into a one year consulting agreement with Insights Consultants Corporation (ICC). ICC will receive 400,000 shares of the Company’s common stock in exchange for advice and assistance in developing and implementing plans and materials for presenting the Company and its business plans and personnel to the financial community. Two hundred thousand shares were issued upon execution of this agreement and two hundred thousand will be issued in six months. The stock was valued at $180,000 (estimated to be the fair value based upon the trading price on the date of issuance).

On January 21, 2006, the Company entered into a loan agreement with VVPH Inc. Under the terms of the agreement, the Company received $400,000 for a twelve month term which can be extended for an additional twelve month period by mutual consent. On the date of funding, the Company paid the lender a one time commitment fee equal to 3% of the initial amount of the loan. The loan has an interest rate of 15% per annum to be paid in monthly installments. Pursuant to the terms of this agreement, VVPH has a continuing right to convert all or a portion of the then outstanding amount of the obligations into a number of shares of the Company’s common stock determined at a conversion price equal to the rolling seven trading day weighted average closing bid price for the common stock on the OTCBB. The conversion price per share shall not be less than $0.40 or more than $0.80.

In January 2006, the Company engaged Wall Street Consultants Group (“WSCG”) to provide consulting pertaining to identifying and communicating information about the Company to new investors. Under the terms of the agreement, WSCG will provide these services for a period of six months in exchange for a fee of 125,000 shares of the Company’s restricted common stock. Such shares were valued at approximately $62,000 (estimated to be the fair value based upon the trading price on the date of issuance).

ASSURED PHARMACY, INC. AND SUBSIDIARIES
(formerly known as eRxsys, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005 and December 31, 2004

14. SUBSEQUENT EVENTS (UNAUDITED) (continued)

Acquisition of Additional Interest in APN

In February 2004, the Company entered into a joint venture agreement (the “Agreement”) with TAPG, L.L.C. ("TAPG"), a Louisiana limited liability company, and formed Safescript Northwest, Inc. ("Safescript Northwest"), a Louisiana corporation, for the purpose of establishing and operating up to five pharmacies. Effective August 19, 2004, Safescript Northwest changed its name to Assured Pharmacies Northwest, Inc. ("APN"). Since its inception, the Company has owned 75% of APN, while TAPG has owned the remaining 25%. As of December 31, 2005, the Company advanced APN a total of $351,857 as an interest-free loan to sustain operations at both pharmacies operated by APN. On March 6, 2006, the interest-free loan of $351,857 was converted into 378 shares of APN’s common stock. Following the conversion of this debt into equity, the Company has increased its ownership interest in APN to 94.8%. TAPG now owns the remaining 5.2% interest.

Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

No events occurred requiring disclosure under Item 304(b) of Regulation S-B.

Item 8A. Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2005. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Mr. Robert DelVecchio. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2005, our disclosure controls and procedures are of limited effectiveness. There have been no significant changes in our internal controls over financial reporting during the quarter ended December 31, 2005 that have materially affected or are reasonably likely to materially affect such controls.

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

Limitations on the Effectiveness of Internal Controls

Our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will necessarily prevent all fraud and material error. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving our objectives and our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective at that reasonable assurance level. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the internal control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

Item 8B. Other information

None.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

The following information sets forth the names of our current directors and executive officers, their ages and their present positions with the Company.

Name	Age	Position(s) and Office(s) Held

Robert DelVecchio	41	Chief Executive Officer, Chief Financial Officer, & Director
Richard Falcone	52	Director
James Manfredonia	44	Director
Haresh Sheth	55	Director
John Eric Mutter	45	Chief Operating Officer

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

Richard Falcone. Mr. Falcone was appointed as a member of our board of directors in July 2004. Since 2001, Mr. Falcone has served as Chief Financial Officer of The A Consulting Team, Inc., an IT service company. Mr. Falcone has served as Chief Financial Officer of Netgrocer.com. In 1990, Mr. Falcone joined Bed Bath & Beyond, Inc. as its Chief Financial Officer. In 1983, Mr. Falcone joined Tiffany & Co. and served as Manager of Audit, Director of Financial Control, and Director of International Finance and Operations. Mr. Falcone has also worked at PriceWaterhouseCoopers & Co., an international public accounting firm.

James Manfredonia. Mr. Manfredonia was appointed as a member of our board of directors in June 2004. Since 2002, Mr. Manfredonia has served as manager of listed equity trading and New York Stock Exchange operations at Bear Stearns. Mr. Manfredonia currently serves as the Chairman of the New York Stock Exchange Upstairs Traders Advisory Committee and as a member of the Market Performance Committee of the New York Stock Exchange. Prior to joining Bear Stearns, Mr. Manfredonia worked for ten years at Merrill Lynch where he managed the listed trading desk with additional responsibilities for NASDAQ, portfolio trading, sales trading, and NYSE staff. Mr. Manfredonia was the founding general partner of Blair Manfredonia Limited Partners, a hedge fund/broker-dealer. Mr. Manfredonia has also worked at Lehman Brothers, Salomon Brothers, and Drexel Burnham.

Haresh Sheth. Mr. Sheth was appointed as a member of our board of directors in September 2005. Mr. Sheth is a graduate of West Virginia University where he earned an engineering degree. Since 1991, Mr. Sheth has acted as President of Janus Finance Corporation, an asset based finance company. Mr. Sheth joined Mosaic Capital Advisors LLC in 2004 as their group financial officer.

John Eric Mutter. Mr. Mutter was appointed to serve as Chief Operating Officer on May 11, 2005. Since January 2004, Mr. Mutter has acted as a consultant to Assured Pharmacy, Inc. providing technology and information systems support. From 2000 to 2003, Mr. Mutter performed similar responsibilities for the MedEx Systems Inc. designing, implementing and managing a digital prescribing infrastructure for Pegasus Pharmacies. Prior to these positions, Mr. Mutter has held numerous field engineering and technology positions with Alpha Microsystems, Tomba Communications, Neosoft Inc., Checkpoint Systems, and Southwest Communications.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual meeting of our shareholders or until removed from office in accordance with our bylaws.

Our executive officers are appointed by our board of directors and hold office until removed by the board.

Significant Employees

We have no significant employees other than our directors and executive officers.

Family Relationships

There are no family relationships between or among the directors, executive officers or persons nominated or chosen by us to become directors or executive officers.

Involvement in Certain Legal Proceedings

To the best of our knowledge, during the past five years, none of the following occurred with respect to a present or former director, executive officer, or employee: (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his or her involvement in any type of business, securities or banking activities; and (4) being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Audit Committee

We do not have a separately-designated standing audit committee. The entire board of directors performs the functions of an audit committee, but no written charter governs the actions of the board of directors when performing the functions of what would generally be performed by an audit committee. The board of directors approves the selection of our independent accountants and meets and interacts with the independent accountants to discuss issues related to financial reporting. In addition, the board of directors reviews the scope and results of the audit with the independent accountants, reviews with management and the independent accountants our annual operating results, considers the adequacy of our internal accounting procedures and considers other auditing and accounting matters including fees to be paid to the independent auditor and the performance of the independent auditor.

Richard Falcone is an audit committee financial expert and is independent, as the term is used in Item 7(d)(3)(iv) of Schedule 14A of the Exchange Act.

For the fiscal year ending December 31, 2005, the board of directors:

1.	Reviewed and discussed the audited financial statements with management, and

2.	Reviewed and discussed the written disclosures and the letter from our independent auditors on the matters relating to the auditor's independence.

Based upon the board of directors’ review and discussion of the matters above, the board of directors authorized inclusion of the audited financial statements for the year ended December 31, 2005 to be included in this Annual Report on Form 10-KSB and filed with the SEC.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who beneficially own more than ten percent of a registered class of the Company’s equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent beneficial shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. To the best of our knowledge based solely on a review of Forms 3, 4, and 5 (and any amendments thereof) received by us during or with respect to the year ended December 31, 2005, the following persons have failed to file, on a timely basis, the identified reports required by Section 16(a) of the Exchange Act during fiscal year ended December 31, 2005:

Name and principal position	Number of late reports	Transactions not timely reported	Known failures to file a required form
Robert DelVecchio	0	0	0
Richard Falcone	1	1	0
James Manfredonia	1	1	0
Haresh Sheth	1	1	0
John Eric Mutter	1	1	0

Code of Ethics Disclosure

As of December 31, 2005, we have not adopted a Code of Ethics for Financial Executives, which include our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. We have begun the process of drafting a code of ethics which will be filed with the SEC upon its adoption by the board of directors.

Item 10. Executive Compensation

The table below summarizes all compensation awarded to, earned by, or paid to our current executive officers for each of the last three completed fiscal years.

		Annual Compensation				Long Term Compensation
Name	Title	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Awarded ($)	Options/ SARs (#)	LTIP Payouts ($)	All Other Compensation ($)
Robert DelVecchio	CEO, CFO	2005 2004 2003	23,000 n/a n/a	0 n/a n/a	0 n/a n/a	0 n/a n/a	5,000,000 n/a n/a	0 n/a n/a	0 n/a n/a
John Eric Mutter	COO	2005 2004 2003	185,000 n/a n/a	0 n/a n/a	0 n/a n/a	70,000 n/a n/a	250,000 n/a n/a	0 n/a n/a	0 n/a n/a
David Parker [1]	Former CEO	2005 2004 2003	15,175 129,082 33,923	0 0 0	0 0 144,000 [2]	0 0 0	0 0 0	0 0 0	0 0 0
A.J. LaSota [3]	Former President	2005 2004 2003	8,890 108,940 29,400	0 0 0	0 0 129,600 [4]	0 0 0	0 0 0	0 0 0	0 0 0

[1]
On February 1, 2005, we received the resignation of David Parker. Under the terms of a settlement and termination agreement, Mr. Parker returned to the corporate treasury 5,400,000 shares of our common stock.

[2]	David Parker was issued 300,000 shares of restricted common stock valued at $144,000 on the issuance date.
[3]
On February 1, 2005, we received the resignation of A.J. LaSota. Under the terms of a settlement and termination agreement, Mr. LaSota returned to the corporate treasury 684,861 shares of our common stock.

[4]	A.J. LaSota was issued 270,000 shares of restricted common stock valued at $129,600 on the issuance date.

Compensation to Directors

Only our outside directors receive compensation for their services as directors. We have compensated our outside directors for their service on the board of directors as follows:

Outside Director	Year	Shares of Common Stock Received
Richard Falcone	2005 2004	300,000 50,000
James Manfredonia	2005 2004	300,000 50,000
Annette McEvoy (1)	2005 2004	25,000 50,000
Geoffrey S. Carroll (2)	2005 2004	25,000 50,000

[1]	On February 16, 2005, Annette McEvoy resigned as a member of our board of directors
[2]	On February 11, 2005, Geoffrey Carroll resigned as a member of our board of directors.

Other than as set forth above, our outside directors currently receive $1,500 for attending any board of director’s meeting in-person, $1,500 for any speaking engagement on our behalf, and reimbursement for reasonable expenses incurred in attending board or committee meetings.

Summary of Options Grants

The following table sets forth the individual grants of stock options made by the company during the year ended December 31, 2005, for the named executive officers:

OPTION / SAR GRANTS IN LAST FISCAL YEAR
Name	Number of securities underlying options / SARs granted (#)	Percent of total options / SARs granted to employees in fiscal year	Exercise or Base price ($ /Sh)	Expiration date
Robert DelVecchio	5,000,000	95.2%	$0.60	September 30, 2015
John Eric Mutter	83,333	1.58%	$0.60	August 29, 2008
John Eric Mutter	83,333	1.58%	$0.60	August 29, 2009
John Eric Mutter	83,334	1.58%	$0.60	August 29, 2010

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of March 16, 2006, the beneficial ownership of our common stock by each executive officer and director, by each person known by us to beneficially own more than 5% of our common stock and by the executive officers and directors as a group. Except as otherwise indicated, all shares are owned directly and the percentage shown is based on 44,665,740 shares of common stock issued and outstanding on March 16, 2006.

Title of class	Name and address of beneficial owner (1)	Amount of beneficial ownership	Percent of class*
Executive Officers & Directors:
Common	Robert DelVecchio 17935 Sky Park Circle, Suite F Irvine, California 92614	970,860 shares(2)	14.2%(3)
Common	James Manfredonia 17935 Sky Park Circle, Suite F Irvine, California 92614	350,000 shares	0.8%
Common	Richard Falcone 17935 Sky Park Circle, Suite F Irvine, California 92614	350,000 shares	0.8%
Common	Haresh Sheth 17935 Sky Park Circle, Suite F Irvine, California 92614	0 shares	1.3% (4)
Common	John Eric Mutter 17935 Sky Park Circle, Suite F Irvine, California 92614	325,000 shares	0.7%
Total of All Directors and Executive Officers:		1,995,860 shares	17.8%
More Than 5% Beneficial Owners:
Common	Mosaic Financial Services, LLC 545 Fifth Avenue, Suite 709 New York, NY 10017	2,500,000 shares	5.6%

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
(3)
Included in the calculation of beneficial ownership for Mr. DelVecchio are 350,000 warrants which are exercisable within 60 days. Brockington Securities, Inc. holds warrants to purchase 350,000 shares of common stock at the exercise price of $0.60 per share. These warrants are immediately exercisable and expire on June 17, 2009. Mr. DelVecchio is the indirect beneficial owner of the warrants held by Brockington Securities, Inc. Also included in the calculation of beneficial ownership for Mr. DelVecchio are options to purchase 5,000,000 shares of common stock at an exercise price of $0.60 per share. These options are immediately exercisable and were granted to Mr. DelVecchio pursuant to the terms of an employment agreement executed in September 2005.

(4)
Mr. Sheth maintains a 24% voting interest and 25% economic interest in Mosaic Capital Advisors, LLC (“MCA”). MCA is the investment advisor to Mosaic Partners Fund and Mosaic Partners Fund LP. As of the date reported above, Mosaic Partners Fund held 387,500 shares of the Company’s common stock and Mosaic Partners Fund LP held 1,050,000 shares of the Company’s common stock. Mosaic Financial Services, LLC is a wholly-owned subsidiary of MCA. Pursuant to Rule 13d-4 of the Securities and Exchange Act of 1934, Mr. Sheth disclaims beneficial ownership over the shares held by Mosaic Partners Fund, Mosaic Partners Fund LP, and Mosaic Financial Services, LLC. Mr. Sheth is also the President of Janus Financial Services, Inc. Pursuant to the terms of a consulting agreement, Janus Financial Services, Inc. hold warrants to purchase 566,667 shares of common stock at an exercise price of $0.60 per share. These warrants are immediately exercisable and expire on September 29, 2017. These warrants are included in the calculation of beneficial ownership for Mr. Sheth.

Item 12. Certain Relationships and Related Transactions

Except as disclosed below, none of our directors or executive officers, nor any proposed nominee for election as a director, nor any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to all of our outstanding shares, nor any members of the immediate family (including spouse, parents, children, siblings, and in-laws) of any of the foregoing persons has any material interest, direct or indirect, in any transaction during the last two years or in any presently proposed transaction which, in either case, has or will materially affect us.

1.
Our former CEO, David Parker, founded RxSystems, Inc. (“RxSystems”) in March 2002. In March 2002, RxSystems acquired from the Safescript Pharmacies, Inc. (formerly known as RTIN Holdings, Inc.) the exclusive licensing rights to establish and operate pharmacies under the name “Safescript Pharmacies” throughout California, Oregon, Washington and Alaska. On March 27, 2003, RxSystems assigned to us all of its rights under this exclusive license. We agreed to reimburse Mr. Parker $370,000 for personal funds advanced to secure the License. These funds plus five percent interest per annum were due and payable in full on December 31, 2007. In a termination and settlement agreement entered into with Mr. Parker on February 1, 2005, Mr. Parker agreed to accept $10,000 cash and 494,000 shares of our common stock and release and discharge us from all liability associated with this debt. The price per share for the issued shares was approximately $0.80 and the market price on February 1, 2005 was $0.30 per share.

2.
On November 27, 2003, we entered into an agreement with David Parker to cancel debt owed to him and reported in our consolidated financial statements as “Advances due to a shareholder.” Initially, Mr. Parker agreed to release and discharge us from all liability associated with this debt and we agreed to transfer, assign, and convey all of our rights under the exclusive license granted by Safescript Pharmacies, Inc. solely for the consolidated statistical metropolitan area of Fresno, California. As a part of this agreement, we agreed to continue to make all payments under the license agreement, including those owed on the Fresno market, until the existing obligation to Safescript Pharmacies, Inc. for this license regarding the consolidated statistical metropolitan area of Fresno, California was fully paid. This agreement was amended on February 16, 2004. As a result of this amendment to the agreement, Mr. Parker received 220,429 shares of our common stock and forever discharged us from all liability associated with this debt. Mr. Parker also relinquished to us all of his rights under the exclusive license granted by Safescript Pharmacies, Inc. solely for the consolidated statistical metropolitan area of Fresno, California. The price per share for the issued shares was approximately $0.64 and the market price on February 16, 2004 was $0.60 per share.

3.
On April 24, 2003, we entered into a joint venture agreement with TPG for the purpose of funding the establishment and operations of pharmacies. Ron Folse, our former Executive Vice President, and A.J. LaSota, our former President and Director each own approximately 19% of TPG. On March 5, 2004, Mr. Folse and Mr. LaSota resigned from all positions of authority in TPG.

4.
On January 26, 2004, we entered into an agreement with Brockington Securities, Inc. (“Brockington”) to act as our financial advisor, investment banker, and placement agent. Our current CEO, Mr. Robert DelVecchio, is the President and CEO of Brockington. Pursuant to this agreement, Brockington received 500,000 shares of our common stock. The price per share for the issued shares was approximately $0.56 and the market price on January 26, 2004 was $0.64 per share. On June 18, 2004, our board of directors approved an extension for an additional term of eighteen months to the agreement entered into with Brockington. Pursuant to the terms of this extension, Brockington received an additional 150,000 shares of our common stock and warrants to purchase 350,000 shares of our common stock exercisable for a period of five years from the date of issuance at the price of $0.60 per share. In connection with the aforementioned extension, Brockington was granted certain “piggy-back” registration rights relating to the equity instruments issued in June 2004. The price per share for the issued shares was approximately $0.47 and the market price on June 18, 2004 was $0.62 per share.

5.
On June 17, 2004, we completed an exempt offering to accredited investors pursuant to Rule 506 of Regulation D under the Securities Act and Brockington acted as placement agent for this offering. Upon closing of this offering, Brockington received a commission of $295,670 and reimbursed expenses of $8,000.

6.
In December 2004, we received a loan from Robert James, Inc. (the “Lender”), a company under the control of Mr. DelVecchio, evidenced by a promissory note (“Note”) for the purpose of purchasing inventory for our pharmacies. This Note is for a maximum of $150,000 and matured on the earlier of March 6, 2005 or the date that we were able to consummate an accounts receivable factoring arrangement for our working capital. The outstanding principal amount of this Note bears interest at a rate of three percent per month. In consideration of this Note, we agreed to pay the Lender an administrative fee of $1,500 and a financing fee of $2,100. In addition to these fees, we agreed to pay the Lender by the fifth day of every month from January 2005 until the principal amount is repaid plus an administrative fee of $1,875 and a financing fee of $2,675. On February 13, 2005, the loan was paid in full.

7.	On February 1, 2005, we entered into a Termination and Settlement Agreements with Mr. David Parker and Mr. A.J. LaSota. Mr. Parker and Mr. LaSota resigned from their positions

7.
as officers and directors. In accordance with the terms of these agreements, Mr. Parker and Mr. LaSota returned to the corporate treasury 5,400,000 and 429,353 shares of our common stock, respectively. Also on February 1, 2005, we entered into a Settlement Agreement with Ron Folse, our former Executive Vice President. In accordance with the terms of this agreement, Mr. Folse returned to the corporate treasury 429,353 shares of our common stock.

8.
On February 23, 2005, we entered into an accounts receivable servicing agreement and line of credit agreement with Mosaic Financial Services, LLC (“Mosaic”). The monthly interest rate under this agreement is equal to one and one quarter percent of the maximum amount of the credit line. This agreement allows us to secure financing for inventory purchases over an extended period of time. Under the terms of the line of credit agreement, the maximum amount that can be drawn to purchase inventory increased on July 1, 2005 from $500,000 to $700,000. This agreement was for a term of one year with a provision to automatically renew for another one year period unless either party provides notice to the other of termination within 180 days prior to the end of the effective term.

Mosaic provided notice to us of its intent to exercise its right under the line of credit agreement to convert the $700,000 previously advanced into shares of our common stock. On October 24, 2005, our board of directors authorized the issuance of 2,500,000 shares of our restricted common stock to Mosaic in accordance with the conversion right provided in the line of credit agreement. The price per share for the issued shares was $0.28 and the market price on October 24, 2005 was $0.39 per share. The issuance of these shares to Mosaic satisfied our obligations in full under the accounts receivable servicing agreement and line of credit agreement.

On October 31, 2005, we entered into another line of credit agreement (“LOC”) with Mosaic enabling us to draw a maximum of $1,000,000 to purchase inventory. This LOC has a one time commitment fee equal to three percent of the initial amount of the LOC which has a monthly interest rate of 1.5% of the then LOC limit. These accrued finance charges will be deducted prior to any advances. Under the terms of the LOC, Mosaic has a right to convert all or a portion of the outstanding advances into shares of our common stock where the conversion price is based on the weighted average closing bid price for our common stock on the OTCBB (or such other equivalent market on which our common stock is quoted) as for the seven trading days immediately preceding the date the conversion right is exercised. The conversion price shall not be less than $0.40 nor more than $0.80. Our management anticipates that this LOC will adequately finance inventory purchases for our existing pharmacies over the next twelve months.  This LOC is secured by substantially all of our assets.

Mosaic is a wholly-owned subsidiary of Mosaic Capital Advisors LLC. Mr. Haresh Sheth who is a member of our board of directors acts as group financial officer to Mosaic Capital Advisors LLC. Mr. Sheth was appointed to our board of directors in September 2005.

9.
During the quarterly period ended September 30, 2005, we entered into a consulting agreement with Janus Financial Services, Inc. (“Janus”). Pursuant to the terms of the consulting agreement, we agreed to pay Janus a monthly consulting fee in the amount of

$10,000 for a period of two years. Under the terms of the consulting agreement, we also issued Janus options to purchase 1,700,000 shares of our common stock exercisable at $0.60 per share. These options become fully vested over three years (566,667 options fully vest on September 29, 2005; 566,667 become fully vested on September 29, 2006; and 566,666 become fully vested on September 29, 2007) and are exercisable until September 29, 2017. Mr. Haresh Sheth who is a member of our board of directors also acts as President to Janus Financial Services, Inc.

Item 13. Exhibits

Exhibit Number	Description
3.1	Articles of Incorporation, as amended (1)
3.2	By-laws, as amended (1)
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

[1]	Previously included as an exhibit to the registration statement filed on Form SB-2 on December 15, 2004.

Item 14. Principal Accountant Fees and Services

Audit Fees

The aggregate fees billed and unbilled by our auditors for professional services rendered in connection with a review of the financial statements included in our quarterly reports on Form 10-QSB and the audit of our annual consolidated financial statements for the fiscal years ended December 31, 2005 and December 31, 2004 were approximately $117,000 and $91,000 respectively.

Audit-Related Fees

Our auditors did bill additional fees of $33,000 during the fiscal year ended December 31, 2005 for assurance and related services that are reasonably related to the performance of the audit and review of our Form SB-2 filing with the SEC.

Tax Fees

The aggregate fees billed and unbilled by our auditors for professional services for tax compliance, tax advice, and tax planning were $13,000 and $20,000 for the fiscal years ended December 31, 2005 and 2004.

All Other Fees

The aggregate fees billed by our auditors for all other non-audit services, such as attending meetings and other miscellaneous financial consulting, for the fiscal years ended December 31, 2005 and 2004 were $5,000 and $6,000 respectively.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Assured Pharmacy, Inc.
By:	/s/ Robert DelVecchio
Robert DelVecchio Chief Executive Officer and Chief Financial Officer March 31, 2006

In accordance with the requirements of the Securities Act of 1933, this registration statement was signed by the following persons in the capacities and on the date stated:

By:	/s/ Robert DelVecchio
Robert DelVecchio Director March 31, 2006

By:	/s/ James Manfredonia	By:	/s/ Haresh Sheth
	James Manfredonia Director March 31, 2006		Haresh Sheth Director March 31, 2006