Form 10QSB
period 2006-03-31
Assured Pharmacy, Inc.
filed 2006-05-15
CIK 1100592

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2006

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period __________ to __________

Commission File Number: 000-33165

Assured Pharmacy, Inc.
(Exact name of small business issuer as specified in its charter)

Nevada	98-0233878
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

17935 Sky Park Circle, Suite F, Irvine California 92614
(Address of principal executive offices)

(949) 222-9971
(Issuer’s telephone number)
_______________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [X] Yes [ ] No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes [X] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 48,340,740 common shares as of April 18, 2006

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

PART I - FINANCIAL INFORMATION

Item 1.      Financial Statements

Our unaudited financial statements included in this Form 10-QSB are as follows:
F-1	Unaudited Condensed Consolidated Balance Sheet as of March 31, 2006;
F-2	Unaudited Condensed Consolidated Statements of Operations for the three months ended March 31, 2006 and 2005;
F-3	Unaudited Condensed Consolidated Statements of Cash Flow for the three month periods ended March 31, 2006 and 2005;
F-4	Selected Notes to Unaudited Condensed Consolidated Financial Statements;

These unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-QSB. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended March 31, 2006 are not necessarily indicative of the results that can be expected for the full year.

ASSURED PHARMACY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
March 31, 2006
UNAUDITED

ASSETS

Current Assets
Cash	$77,938
Accounts receivable, net of allowance for doubtful accounts of $45,000	574,595
Inventories	320,942
Prepaid expenses and other assets	336,314
Total Current Assets	1,309,790
Property and Equipment, net	328,563
Intangible Assets, net	85,567
1,723,920

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable and accrued liabilities	$1,133,472
Line of credit from a related party	200,000
Notes payable to related parties and stockholders	813,135

Total Current Liabilities	2,146,607

Minority Interest	488,022

Commitments and contingencies (Note 12)

Stockholders' Deficit
Preferred shares; par value $0.001 per share;
authorized 5,000,000 shares; no preferred shares issued
or outstanding	-

Common shares; par value $0.001 per share;
70,000,000 shares authorized; 57,199,398 issued at March 31, 2006	57,199
Treasury stock	(10,858)
Additional paid-in capital	15,737,423
Deferred compensation	(663,811)
Accumulated deficit	(16,030,662)
Total Stockholders' deficit	(910,710)
$1,723,920

See accompanying selected notes to condensed consolidated financial statements

ASSURED PHARMACY, INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
UNAUDITED

	Three Months Ended March 31
	2006	2005

SALES	$1,515,645	$648,402

COST OF SALES	(1,105,974)	(525,897)

GROSS PROFIT	409,671	122,505

OPERATING EXPENSES
Salaries and related expenses	548,774	260,795
Consulting and other compensation	243,497	451,826
Selling, general and administrative	369,983	387,870
Restructuring charges	-	193,881
TOTAL OPERATING EXPENSES	1,162,254	1,294,372

LOSS FROM OPERATIONS	(752,583)	(1,171,867)

OTHER (EXPENSE) INCOME
Interest expense	(45,585)	(8,294)
Other expense	(3,352)	(30,255)
Gain on forgiveness of debt	-	48,878
TOTAL OTHER INCOME (EXPENSE)	(48,937)	10,329

LOSS BEFORE MINORITY INTEREST	(801,520)	(1,161,538)
MINORITY INTEREST	4,396	57,640

NET LOSS	$(797,124)	$(1,103,898)

Basic and diluted loss per common share	$(0.02)	$(0.03)

Basic and diluted weighted average number of common
shares outstanding	44,912,823	40,876,237

See accompanying selected notes to condensed consolidated financial statements

ASSURED PHARMACY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED

	THREE MONTHS ENDED
	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(797,124)	$(1,103,898)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	26,840	78,492
Amortization of deferred consulting fee	129,775	118,800
Loss on settlement of debt	-	87,960
Minority interest in net loss of Joint Venture	(4,396)	(57,640)
Issuance of common stock for services and options	-	71,249
Allowance for doubtful accounts	45,000
Changes in operating assets and liabilities:
Accounts receivable	(88,865)	-
Inventories	(59,172)	(88,499)
Prepaid expenses and other current assets	(305,068)	9,518
Accounts payable and accrued liabilities	59,306	241,089

Net cash used in operating activities	(993,703)	(642,929)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	-	137,312

Net cash used in investing activities	-	137,312

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from line of credit	-	500,000
Proceeds from the issuance of notes payable to related parties and shareholders	-	355,000
Proceeds from the issuance of short term loans	600,000
Principal repayments on line of credit	-	(280,713)
Principal repayments on notes payable to related parties and shareholders	(10,000)	(125,000)
Proceeds from issuance of common stock and warrants for cash	125,000	-

Net cash provided by financing activities	715,000	449,287

Net decrease in cash	(278,703)	(56,330)

Cash at beginning of period	356,641	86,325

Cash at end of period	$77,938	$29,995

Supplemental disclosure of cash flow information-
Cash paid during the year for:

Interest	$45,585	$16,627

Income taxes	$-	$-

Non-cash financing and investing activities
Conversion of notes payable to common stock	$425,000	$-
Conversion of accrued interest in to notes payable	$6,865	$-
Issuance of common stock om connection with the services provided	$240,000	$-

See accompanying selected notes to condensed consolidated financial statements

ASSURED PHARMACY, INC. AND SUBSIDIARIES
FORMERLY KNOWN AS eRXSYS, INC.
SELECTED NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2006

1. ORGANIZATION AND BASIS OF PRESENTATION

Assured Pharmacy, Inc. (“Assured Pharmacy” or the “Company”) was organized as a Nevada corporation on October 22, 1999 under the name Surforama.com, Inc. and previously operated under the name eRXSYS, Inc. The Company is engaged in the business of operating specialty pharmacies that dispense highly regulated pain medication. The Company has recently expanded its business beyond pain management to service customers that require prescriptions to treat cancer and psychiatric conditions. The Company offers physicians the ability to electronically transmit prescriptions to its pharmacies. The Company derives its revenue primarily from the sale of prescription drugs and does not keep in inventory non-prescription drugs or health and beauty related products inventoried at traditional pharmacies. The majority of the Company’s business is derived from physicians who send repeat business to its pharmacy. “Walk-in” prescriptions from physicians are limited.

In April 2003, Assured Pharmacy entered into a joint venture agreement (“Joint Venture”) with TPG Partners, L.L.C. (“TPG”) to establish and operate pharmacies. In June 2003, Safescript of California, Inc. (“Safescript”) was incorporated to own and operate pharmacies that the parties may jointly establish under the Joint Venture. Assured Pharmacy owns 51% of the Joint Venture with TPG owning the remaining 49%. Effective September 8, 2004, Safescript filed amended articles of incorporation and changed its name to Assured Pharmacies, Inc. (“API”).

Pursuant to the terms of the Joint Venture, TPG is obligated to contribute start-up costs of $230,000 per pharmacy location to establish up to fifty pharmacies. In June and July 2003, TPG advanced $230,000 and $218,000, respectively, for a total of $448,000. This capital contribution funded the opening of our first two pharmacies in Santa Ana, California in October 2003 and in Riverside, California in June 2004. No additional funds have been received from TPG since 2003. TPG remains obligated to contribute an additional $12,000 to satisfy their full capital contribution. TPG is also obligated to contribute their proportionate share of the start-up costs in excess of their initial capital contribution of $230,000 per pharmacy. The Joint Venture defines start-up costs as any costs associated with the opening of any open pharmacy location that accrue within the ninety-day period following the opening of that particular pharmacy. TPG is obligated to contribute an additional $44,572 to satisfy its proportionate share of the start-up costs in excess of their initial capital contribution. TPG has taken the position that it is current in its obligations and owes no additional monies. The Company and TPG are currently negotiating to resolve this dispute.

ASSURED PHARMACY, INC. AND SUBSIDIARIES
FORMERLY KNOWN AS eRXSYS, INC.
SELECTED NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2006

1. ORGANIZATION AND BASIS OF PRESENTATION (continued)

In February 2004, Assured Pharmacy entered into an agreement (the “Agreement”) with TAPG, L.L.C. ("TAPG"), a Louisiana limited liability company, and formed Safescript Northwest, Inc., a Louisiana corporation. Effective August 19, 2004, Safescript Northwest, Inc. changed its name to Assured Pharmacies Northwest, Inc. ("APN"). Since its inception, Assured Pharmacy, Inc. has owned 75% of APN, while TAPG has owned the remaining 25%.

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

As of December 31, 2005, Assured Pharmacy advanced APN $351,857 as an interest-free loan to sustain operations at both pharmacies operated by APN. On March 6, 2006, such loan was converted into 378 shares of APN capital stock. Following the conversion of this debt into equity, Assured Pharmacy increased their ownership interest in APN to 94.8%. TAPG owns the remaining 5.2% interest.

Assured Pharmacy, Inc., API and APN are hereinafter collectively referred to as the “Company”. The Company’s common stock is quoted on the Over-the-Counter Bulletin Board (the “OTCBB”) under the symbol “APHY.”

The Company's management determined that its business could be expanded through developing arrangements with third party health plan providers to accept traditional co-payments and fill prescriptions for their members who rely upon overnight courier for delivery of their prescription. The Company's management believes that such arrangements will broaden its consumer base and enable it to access a particular niche of consumer that receives their prescriptions exclusively via courier as opposed to patronizing traditional retail pharmacy locations.  On January 3, 2006, the Company incorporated Assured Pharmacy Plus, Corp. (“Plus Corp.”) as a wholly-owned subsidiary to develop this opportunity.

Also on January 3, 2006, the Company incorporated Assured Pharmacy DME, Corp. (“DME”) as a wholly-owned subsidiary for the purpose of facilitating and making available specialized medical equipment to its consumers. The Company's consumers who require treatment for chronic pain commonly require specialized medical equipment and/or rehabilitative equipment.

ASSURED PHARMACY, INC. AND SUBSIDIARIES
FORMERLY KNOWN AS eRXSYS, INC.
SELECTED NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2006

1. ORGANIZATION AND BASIS OF PRESENTATION (continued)

Going Concern Considerations

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business. As of March 31, 2006, the Company had an accumulated deficit of $16,030,662, recurring losses from operations and negative cash flow from operating activities for the three month period ended March 31, 2006 of $797,124. The Company also had a negative working capital of $ 836,817 as of March 31, 2006.

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

In response to these problems, management has taken the following actions:

•	The Company is expanding its business beyond the pain management sector to service customers that require prescriptions to treat cancer and psychiatric conditions.

•	The Company is aggressively signing up new physicians.

•	The Company is seeking investment capital through the public markets (See Note 6 for additional information).

•	The Company retained a marketing firm to implement a new marketing strategy to attract business.

ASSURED PHARMACY, INC. AND SUBSIDIARIES
FORMERLY KNOWN AS eRXSYS, INC.
SELECTED NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2006

1. ORGANIZATION AND BASIS OF PRESENTATION (continued)

Basis of Presentation

The Company’s management, without audit, prepared the condensed consolidated financial statements for the three months ended March 31, 2006 and 2005. The information furnished has been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial reporting. Accordingly, certain disclosures normally included in financial statements prepared in accordance with GAAP have been condensed and consolidated or omitted. In the opinion of management, all adjustments considered necessary for the fair presentation of the Company's financial position, results of operations and cash flows have been included and (except as described in Note 3) are only of a normal recurring nature. The results of operations for the three months ended March 31, 2006 are not necessarily indicative of the results of operations for the year ending December 31, 2006.

The consolidated financial statements include the accounts of Assured Pharmacy, Inc., its wholly owned subsidiary, API, its 51% owned Joint Venture, and its 95% owned APNI. All inter-company accounts and transactions have been eliminated in consolidation.

These condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements as of December 31, 2005, which are included in the Company’s Annual Report on Form 10-KSB that was filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2006.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or estimated market, and consist primarily of pharmaceutical drugs. Market is determined by comparison with recent sales or net realizable value. Net realizable value is based on management’s forecast for sales of its products or services in the ensuing years and/or consideration and analysis of changes in customer base, product mix, payor mix, third party insurance reimbursement levels or other issues that may impact the estimated net realizable value. Management regularly reviews inventory quantities on hand and records a reserve for shrinkage and slow-moving, damaged and expired inventory, which is measured as the difference between the inventory cost and the estimated market value based on management’s assumptions about market conditions and future demand for its products. Such reserve was insignificant to the accompanying condensed consolidated financial statements. Should the demand for the Company's products prove to be less than anticipated, the ultimate net realizable value of its inventories could be substantially less than reflected in the accompanying consolidated balance sheet.

Inventories are comprised of brand and generic pharmaceutical drugs. Brand drugs are purchased primarily from one wholesale vendor and generic drugs are purchased primarily from another wholesale vendor. The Company's pharmacies maintain a wide variety of different drug classes, known as Schedule II, Schedule III, and Schedule IV drugs, which vary in degrees of addictiveness.

Schedule II drugs, considered narcotics by the DEA are the most addictive; hence, they are highly regulated by the DEA and are required to be segregated and secured in a separate cabinet. Schedule III and Schedule IV drugs are less addictive and are not regulated. Because the Company's business model focuses on servicing pain management doctors and chronic pain patients, the Company carries in inventory a larger amount of Schedule II drugs than most other pharmacies. The cost in acquiring Schedule II drugs is higher than Schedule III and IV drugs.

ASSURED PHARMACY, INC. AND SUBSIDIARIES
FORMERLY KNOWN AS eRXSYS, INC.
SELECTED NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2006

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

The Company's long-lived assets consist of computers, software, office furniture and equipment, and leasehold improvements on pharmacy build-outs which are depreciated with useful lives varying from 3 to 10 years. Leasehold improvements are depreciated over the shorter of the useful life or the remaining lease term, typically 5 years. The Company assesses the impairment of these long-lived assets at least annually and make adjustment accordingly.

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

Revenue Recognition

The Company recognizes revenue on an accrual basis when the product is delivered to the customer. Payments are received directly from the customer at the point of sale, or the customers’ insurance provider is billed. Authorization which assures payment is obtained from the customers’ insurance provider before the medication is dispensed to the customer. Authorization is obtained for the vast majority of these sales electronically and a corresponding authorization number is issued by the customers’ insurance provider.

The Company accounts for shipping and handling fees and costs in accordance with EITF 00-10 “Accounting for Shipping and Handling Fees and Costs.” Such fees and costs are immaterial to the Company's operations.

ASSURED PHARMACY, INC. AND SUBSIDIARIES
FORMERLY KNOWN AS eRXSYS, INC.
SELECTED NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2006

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES(continued)

Stock-based Employee Compensation

Effective January 1, 2006, the Company adopted the provisions of statement of Financial Standards No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123 (R)”), which is a revision of SFAS No. 123. SFAS No. 123 (R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach to accounting for share-based payments in SFAS No. 123 (R) is similar to the approach described in SFAS No. 123. However, SFAS 123 (R) requires all new share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. Pro forma disclosure of the fair value of new share-based payments is no longer an alternative to financial statement recognition.

Prior to 2006, the Company accounted for its employee stock option plans under the intrinsic value method, in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Compensation expense related to the granting of employee stock options is recorded over the vesting period only, if, on the date of grant, the fair value of the underlying stock exceeds the option’s exercise price. The Company had adopted the disclosure-only requirements of SFAS No. 123, “Accounting for Stock-Based

Compensation,” which allowed entities to continue to apply the provisions of APB No. 25 for the transactions with employees and provide pro forma net income and pro forma income per share disclosures for employee stock grants made as if the fair value based method of accounting in SFAS No. 123 had been applied to these transactions.

The Company did not issue any stock-based compensation for the quarter ended March 31, 2006. Had the Company determined compensation expense of the employee stock options issued prior to January 1, 2006, based on the estimated fair value of the stock options at the grant date and consistent with guidelines of SFAS 123, its net loss would have been as follows:

	Three Months Ended March 31
	2006	2005

Net loss applicable to common stockholders:
As reported	$(797,124)	$(1,103,898)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	0	(4,500)
Pro forma	$(797,124)	$(1,108,398)

Basic and diluted (loss) per common share:
As reported	$(0.02)	$(0.03)
Pro forma	$(0.02)	$(0.03)

The above proforma effects of applying SFAS 123 are not necessarily representative of the impact on the results of operations for future years.

3. LINE OF CREDIT FROM A RELATED PARTY

On October 31, 2005, we entered into Line of Credit Agreement (“LOC”) with Mosaic Financial Services, Inc. (“Mosaic”) enabling us to draw a maximum of $1,000,000 to purchase inventory. This LOC has a one time commitment fee equal to three percent (3%) of the initial amount of the LOC. The LOC has a monthly interest rate of 1.5% of the then LOC limit. These accrued finance charges will be deducted prior to any advances. Under the terms of the LOC, Mosaic has a conversion right to convert all or a portion of the outstanding advances into shares of our common stock where the

ASSURED PHARMACY, INC. AND SUBSIDIARIES
FORMERLY KNOWN AS eRXSYS, INC.
SELECTED NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2006

3. LINE OF CREDIT FROM A RELATED PARTY (continued)

conversion price is based on the weighted average closing bid price for the our common stock on the over-the-counter bulletin board (or such other equivalent market on which our common stock is quoted) as for the seven trading days immediately preceding the date the conversion right is exercised. The conversion price shall not be less than $0.40 or more than $0.80. Our management anticipates that this LOC will adequately finance inventory purchases for our existing pharmacies over the next twelve months.  This LOC is secured by substantially all of our assets. As of March 31, 2006, the Company has drawn $200,000 on this LOC.

The group financial officer for Mosaic Capital Advisors, LLC, which is the parent company of Mosaic, has been a member of the Company’s board of directors since September 2005 and currently acts as our Chief Operating Officer.

4. NOTES PAYABLE TO RELATED PARTIES AND STOCKHOLDERS

Note to Former CEO

In December 2003, the Company entered into a note payable with its former Chief Executive Officer (“Former CEO”) for $370,000 in connection with the acquisition of a License. This note accrued interest at a fixed rate of 5% per annum. The note was secured by the License and was to mature in December 31, 2007.

In a termination and settlement agreement entered into with the Former CEO on February 1, 2005, the former CEO agreed to accept $10,000 cash, 494,000 shares of restricted common stock and warrants (fully vested and immediately exercisable, five year period, at a price range of $0.75 to $1.25 per share) to purchase 1,300,000 shares of the Company’s common stock and forever discharge the Company from all liability associated with this debt. During the quarter ended September 30, 2005, the Company paid $10,000 on this settlement.

Accordingly, the Company recorded for the quarter ended in March 31, 2005, a credit to subscribed stock for $494; a credit to additional paid in capital for $118,006 (the estimated fair value of the stock based on the trading price on the settlement date); and recorded a credit to additional paid in capital for $329,000 (estimated fair value of the warrants based on the Black-Scholes pricing model on the settlement date) and recorded a loss on settlement of debt of $87,960, thereby extinguishing this liability.

ASSURED PHARMACY, INC. AND SUBSIDIARIES
FORMERLY KNOWN AS eRXSYS, INC.
SELECTED NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2006

4. NOTES PAYABLE TO RELATED PARTIES AND STOCKHOLDERS (continued)

TAPG Note

In January 2005, the Company entered into an agreement with TAPG where TAPG was to advance $270,000 in connection with establishing pharmacies in the North-Western United States (see Note 1). The note was to be funded by TAPG LLC in monthly instalments of $45,000 up to a maximum of $270,000. The note accrued interest at a fixed rate of 7% per annum. The note is secured by the assets of the North-Western pharmacies of APNI, which the Company has a 95% controlling interest. However, the Company received only $40,000 during 2005. The note matured in January 2006 and was not extended. On March 10, 2006, the Company made a $10,000 payment on this note. The Company intends to retire the remaining balance due of $30,000 plus interest in the second quarter of 2006.

Convertible Loans

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

Pursuant to the terms of this agreement, Malaton had a continuing conversion right during the term to convert all or a portion of the then outstanding amount of the obligations into a number of shares of the Company’s common stock determined at a conversion price equal to the rolling seven (7) trading day weighted average closing bid price for the Common Stock on the OTC:BB (or such other equivalent market on which the Common Stock is quoted) calculated as of the trading day immediately preceding the date the Conversion Right is exercised. The Conversion Price shall not be less than $0.40 or more than $0.80. Malaton is entitled to piggyback registration rights upon exercise of this conversion right. On March 1, 2006, Malaton elected to convert the loan into 625,000 shares of the Company’s restricted common stock.

On December 21, 2005, the Company entered into a loan agreement with Kenido Holdings, Inc. (“Kenido”). Under the terms of the agreement, the Company received $175,000 for a twelve (12) month term which can be extended for an additional twelve (12) month period by mutual consent. On the date of funding, the Company paid the lender a one time commitment fee equal to 3% of the initial amount of the loan. The loan has an interest rate of 15% per annum to be paid in monthly installments.

ASSURED PHARMACY, INC. AND SUBSIDIARIES
FORMERLY KNOWN AS eRXSYS, INC.
SELECTED NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2006

4. NOTES PAYABLE TO RELATED PARTIES AND STOCKHOLDERS (continued)

Convertible Loans (continued)

Pursuant to the terms of this agreement, the Kenido had a continuing conversion right during the term to convert all or a portion of the then outstanding amount of the obligations into a number of shares of the Company’s common stock determined at a conversion price equal to the rolling seven (7) trading day weighted average closing bid price for the Common Stock on the OTC:BB (or such other equivalent market on which the Common Stock is quoted) calculated as of the trading day immediately preceding the date the Conversion Right is exercised. The Conversion Price shall not be less than $0.40 or more than $0.80. Kenido is entitled to piggyback registration rights upon exercise of this conversion right. On March 1, 2006, Kenido elected to convert the loan into 437,500 shares of the Company’s restricted common stock.

On January 21, 2006, the Company entered into a loan agreement with VVPH Inc. Under the terms of the agreement, the Company received $600,000 for a twelve (12) month term which can be extended for an additional twelve (12) month period by mutual consent. The loan has an interest rate of 15% per annum to be paid in monthly installments.

Pursuant to the terms of this agreement, the VVPH has a continuing conversion right during the term to convert all or a portion of the then outstanding amount of the obligations into a number of shares of the Company’s common stock determined at a conversion price equal to the rolling seven (7) trading day weighted average closing bid price for the Common Stock on the OTC:BB (or such other equivalent market on which the Common Stock is quoted) calculated as of the trading day immediately preceding the date the Conversion Right is exercised. The Conversion Price shall not be less than $0.40 or more than $0.80. VVPH Inc shall be entitled to piggyback registration rights upon exercise of this conversion right.

ASSURED PHARMACY, INC. AND SUBSIDIARIES
FORMERLY KNOWN AS eRXSYS, INC.
SELECTED NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2006

5. EQUITY TRANSACTIONS

Common Stock

During the three months ended March 31, 2006, the Company sold 156,250 units at $0.80 per unit, or an aggregate of $125,000 in proceeds, to accredited investors in a private equity offering. Each unit is priced at $0.80 and consists of two (2) shares of restricted common stock and one (1) warrant to purchase one (1) share of restricted common stock at an exercise price of $0.60 exercisable for thirty six (36) months after the acceptance date of the subscription. These securities were issued pursuant to Section 4(2) of the Securities Act of 1933, as amended.

During the three months ended March 2006, the Company issued 625,000 shares of restricted common stock to consultants in connection with service agreements with various ending dates. Such stock was valued at $240,000 (estimated to be the fair value based on the trading price on the issuance date). As a result of these transactions, $240,000 was added to the opening balance of $553,587 in deferred compensation and there was a corresponding increase to common stock and additional paid-in capital of $625 and $239,375, respectively. The Company has amortized $129,776 of such deferred compensation during the quarter ended March 31, 2006 leaving a balance of $663,811 of deferred compensation at March 31, 2006 to be amortized over the remaining lives of such consulting contracts. These securities were issued pursuant to Section 4(2) of the Securities Act of 1933, as amended.

During the three months ended March 2006, the Company entered into debt conversion agreements with two lenders converting the total principal balances of $425,000 into 1,062,500 restricted shares of our common stock. These shares were issued pursuant to Section 4(2) of the Securities Act.

6. COMMITMENTS AND CONTINGENCIES

Legal Matters

Sixth and Sprague Retail, LLC

On or about May 16, 2005, a complaint was filed against the Company in the Superior Court of the State of Washington in and for the County of Pierce by Sixth and Sprague Retail, LLC (“Plaintiff”) as a result of the Company’s alleged breach of a lease agreement relating to property located at 2024 6th Avenue, Suite 13, Tacoma, Pierce County, Washington 98405. On August 4, 2005, a partial judgment was entered against the Company in the sum of $22,316 plus attorney’s fees in the sum of $650 and costs in the sum of $315, plus post-judgment interest at the rate of 12% per annum. It was further ordered that the Plaintiff was reserved the right to seek additional judgment amounts upon further application to the court. The Company is negotiating with the Plaintiff to resolve this dispute.

ASSURED PHARMACY, INC. AND SUBSIDIARIES
FORMERLY KNOWN AS eRXSYS, INC.
SELECTED NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2006

6. COMMITMENTS AND CONTINGENCIES (continued)

Legal Matters (continued)

Sheraton Operating Corporation d.b.a. The St. Regis Monarch Beach Report

On December 2, 2005, Sheraton Operating Corporation d.b.a. The St. Regis Monarch Beach Report and Spa (“Plaintiff”) filed a complaint against the Company in the Superior Court of the State of California for the County of Orange, Limited Jurisdiction Harbor Justice Center, Laguna Hills Facility alleging breach of contract. The Plaintiff was seeking relief in the amount of $14,863.02 plus prejudgment interest at the rate of ten percent per annum from October 3, 2004. On January 23, 2006, the parties settled this dispute and a Stipulation for Entry of Judgment was executed. Under the terms of the Stipulation for Entry of Judgment, the Company made payments totalling $12,000 and no additional monies are owed. Plaintiff has agreed to dismiss this complaint and file notice of settlement no later than July 1, 2006.

Jeffrey M. Howard d.b.a. Howard & Associates

On January 19, 2006, a complaint was filed against the Company in the Superior Court of the State of California, County of Orange, Central Justice Center by Jeffrey M. Howard d.b.a. Howard & Associates and Edward C. Fisch (“Plaintiffs”) alleging breach of contract and related claims with regard to an attorney-client retainer agreement. The Plaintiffs were seeking damages in the amount of $37,004.15 plus interest from December 6, 2005. On January 27, 2006, the parties settled this dispute and a Stipulation for Entry of Judgment was executed. Under the terms of the Stipulation for Entry of Judgment, the Company agreed to pay the principal sum of $35,000 in four monthly installments of $7,500 and a final monthly payment of $5,000 by May 30, 2006. Following the Company’s satisfaction of the terms set forth in the Stipulation for Entry of Judgment, the Plaintiffs will dismiss the complaint with prejudice. The Company is current with this obligation and anticipates that this debt will be retired in the second quarter of 2006.

ASSURED PHARMACY, INC. AND SUBSIDIARIES
FORMERLY KNOWN AS eRXSYS, INC.
SELECTED NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2006

6. COMMITMENTS AND CONTINGENCIES (continued)

Legal Matters (continued)

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

7. LOSS PER COMMON SHARE

The following is a reconciliation of the numerators and denominators of the basic and diluted income (loss) per common share computations for the three months ended March 31:

	Three Months Ended March 31,
	2006	2005

Numerator for basic and diluted loss per common share: Net loss to
common stockholders	$(797,124)	$(1,103,898)

Denominator for basic and
diluted loss per common shares:

Weighted average number of shares outstanding	44,912,823	40,876,237

Basic and diluted loss
per common share	$(0.02)	$(0.03)

ASSURED PHARMACY, INC. AND SUBSIDIARIES
FORMERLY KNOWN AS eRXSYS, INC.
SELECTED NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2006

8. INCOME TAXES

Due to losses incurred for the three months ended March 31, 2006 and 2005, there is no current provision for income taxes needed.

The net deferred income tax asset consists of the following at March 31, 2006:

2006

Net Operating Losses	$5,288,500
Depreciable Assets	1,150,000
Deferred Tax Assets	6,438,500
Valuation Allowance	(6,438,500)

$-

Based upon the net operating losses incurred since inception, management has determined that it is more likely than not that the deferred tax assets as of March 31, 2006 will not be recognized. Consequently, the Company has established a valuation allowance against the entire deferred tax assets.

As of March 31, 2006, the Company has federal and state net operating losses of approximately $13.2 million that begin to expire in 2023 and 2010 for federal and state purposes, respectively.

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

ASSURED PHARMACY, INC. AND SUBSIDIARIES
FORMERLY KNOWN AS eRXSYS, INC.
SELECTED NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2006

9. SUBSEQUENT EVENTS

Common Stock

Subsequent to the reporting period, the Company raised $1,300,000 by selling 1,625,000 units at $0.80 per unit, to accredited investors in a private equity offering. Each unit consists of two (2) shares of restricted common stock and one (1) warrant to purchase one (1) share of restricted common stock at an exercise price of $0.60 exercisable for thirty six (36) months after the close of the offering. These securities were issued pursuant to Section 4(2) of the Securities Act.

Subsequent to the reporting period, the Company entered into an arrangement with Affiliated Healthcare Administrators (“AHA”), a third party health plan administrator, to provide prescription service to their members. Under the arrangement with AHA, the Company's pharmacies will provide prescription service to AHA members upon receipt of a traditional co-payment. Thereafter, the Company will process the prescription claim with AHA and receive the remaining balances due for their member’s prescription purchases. Plus Corp. will process claims relating to the prescription filled at the Company's pharmacies for AHA members in exchange for an administration fee. The Company's management is contemplating expanding the operations of Plus Corp. by licensing the entity as a pharmacy that exclusively focuses on servicing the niche of consumers that are members of third party health plan administrators and receive their prescriptions exclusively via courier.

Repayment of Line of Credit

On April 20, 2006, the Company repaid the Mosaic $200,000 Line of Credit.

Repayment of VVPH Inc. Convertible Loan

On April 26, 2006, the Company repaid $100,000 to VVPH Inc towards the principal portion of the loan.

Resignation and Appointment of Officers

On May 1, 2006, John Eric Mutter resigned as the Company’s Chief Operating Officer and the Company’s board of directors appointed Mr. Mutter as the Company’s Chief Technology Officer.

On May 1, 2006, the Company’s board of directors appointed Haresh Sheth as the Company’s Chief Operating Officer.

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

Business of Issuer

We currently have four operating pharmacies. Our first pharmacy was opened on October 13, 2003 in Santa Ana, California. On June 10, 2004, we opened our second pharmacy in Riverside, California. These pharmacies were opened pursuant to a joint venture agreement entered into with TPG Partners, LLC and we have a 51% ownership interest in these pharmacies.  We opened our third pharmacy in Kirkland, Washington on August 11, 2004. Our fourth pharmacy was opened in Portland, Oregon on September 21, 2004. The pharmacies located in Kirkland and Portland were opened pursuant to a joint venture agreement with TAPG LLC.  On March 6, 2006, we converted debt into additional equity in the joint venture with TAPG LLC increasing our ownership interest in these pharmacies to 94.8% from 75%.

Our pharmacies have principally specialized in dispensing highly regulated pain medication. We recently expanded our business beyond pain management to service customers that require prescriptions to treat cancer and psychiatric conditions. Our management attributes in part the recent growth in our business to us being able to fill prescriptions that can accommodate a broader range of customers.

Typical retail pharmacies either do not keep in inventory or maintain limited amounts of highly regulated pain medications. As a result, the time it takes for a traditional retail pharmacy to fill these prescriptions is prolonged. Our specialty pharmacies maintain an extensive inventory of highly regulated medication that frequently enables us to fill customers’ prescriptions from our existing inventory and decrease the wait time required to fill these prescriptions. We offer physicians the ability to electronically transmit prescriptions to our pharmacies. The ability to e-prescribe to our pharmacies assists in decreasing the wait time to fill our customers’ prescription because we can commence filling the prescription upon receipt electronically as opposed to our receipt of a paper prescription when a customer enters our pharmacy.

We typically will not keep in inventory non-prescription drugs or health and beauty related products inventoried at traditional pharmacies. We do not charge physicians any fees or costs for transmitting prescriptions to our pharmacies or for any training they may receive on how to utilize our web portal. We derive our revenue from the sale of prescription drugs.

Currently, we generate recurring business from approximately 58 physicians and 10 of those physicians account for approximately 90% of all prescriptions filled at our pharmacies. The number of physicians that send repeat business to our pharmacies has increased. As of March 31, 2006, we generated repeat business from approximately 46 physicians and 10 of those physicians account for approximately 65% of all prescriptions.

We announced in our report for the quarter ended September 30, 2004 that we were suspending the development of new pharmacies in order to evaluate and potentially improve the operations of our four existing pharmacies. It was the belief of our board of directors and executive management that none of our four stores were operating at their full potential. The basis for this belief was primarily the reluctance of physicians to adopt our technology for electronically transmitting prescriptions and our failure to implement a successful marketing strategy to attract business.

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

On October 31, 2005, we entered into a one year line of credit agreement (“LOC”) with Mosaic enabling us to draw a maximum of $1,000,000 to purchase inventory. The LOC effectively enables us to finance additional purchases of inventory while we maintain outstanding accounts receivable. The LOC has a one time commitment fee equal to three percent of the initial amount of the LOC which has a monthly interest rate of 1.5% of the then LOC limit. These accrued finance charges will be deducted prior to any advances. Under the terms of the LOC, Mosaic has a right to convert all or a portion of the outstanding advances into shares of our common stock where the conversion price is based on the weighted average closing bid price for our common stock on the OTCBB (or such other equivalent market on which our common stock is quoted) as for the seven trading days immediately preceding the date the conversion right is exercised. The conversion price per share shall not be less than $0.40 or more than $0.80. This LOC is secured by substantially all of our assets.

Our management believes that its evaluation, restructuring activities, and the subsequent expansion of our business during the fiscal year ended December 31, 2005 has placed us in a position to open additional pharmacies. We have identified a location in Portland, Oregon for our fifth pharmacy location and anticipate opening this pharmacy prior to the end of the second quarter of 2006.

Management previously cited our marketing practice as an area for improvement. Beginning in the first quarter of 2005, our management successfully implemented a new marketing strategy to dramatically expand our efforts to attract new business. These marketing efforts included direct mailings, providing gift card to new customers and those that transferred prescriptions to our pharmacies, and creating brochures and posters that are available in physicians’ waiting rooms to increase our name recognition.

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

The following table summarizes the number of prescriptions filled by our four pharmacies during the three months ended March 31, 2006 and 2005:

	Three months ended March 31, 2006	Three months ended March 31, 2005
Total Number of Prescriptions	10,965	4,823
Average Prescriptions Per Week	844	371

Our management credits our successful marketing efforts in part for this increase in our business.

Additionally, our pharmacy location in Santa Ana, California remains unable to participate in California’s Medicaid program exclusively in Orange County, California. Medicaid is a federal/state program that provides health coverage, including prescription drug coverage to the needy. Each state’s Medicaid program is different, and some states impose limitations on the number of pharmacies that may serve the Medicaid population. In order to participate in Medicaid programs, each pharmacy must enroll as a participating provider. The Medicaid program is administered and all benefits are processed by CalOptima exclusively in Orange County, California. All applications to participate in the Medicaid programs for pharmacies located in Orange County are processed by CalOptima. In 2002, CalOptima placed a moratorium on additional pharmacies in Orange County enrolling as a supplier of prescription drugs to customers who rely solely on Medicaid for health coverage. This moratorium remains in effect and impacts our location in Santa Ana, California.

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

Approval to participate as a supplier to CalOptima would increase the customer base at our California pharmacy location in Santa Ana even if such approval was limited to a classification of individuals that rely on both Medicaid and Medicare for health insurance coverage. There can be no assurance that the moratorium will be lifted and our pharmacy in Santa Ana, California will be able to obtain the necessary approvals to participate in California’s Medicaid program in any respect in Orange County, California.

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

On an ongoing basis, our management is evaluating our operations and seeking additional opportunities to expand our business. During the reporting period, we partnered with AnazaoHeath Corporation, a specialty compounding pharmacy, which will enable physicians to prescribe custom compounded drugs and have those prescriptions filled at our pharmacies. Pharmaceutical compounding is the combining, mixing, or altering of ingredients to create a customized medication for an individual patient in response to a licensed physician’s prescription. Physicians often prescribe compounded medications for reasons that include situations where there is not presently a commercially available drug to treat the unique health condition of an individual patient or to combine several medications the patient is taking to increase compliance. Custom compounded drugs can offer additional means of treating chronic pain. Our ability to fill prescriptions for custom compounded drugs will expand our business and enable us to better service patients who require treatment for chronic pain management.

Our management also determined that we could expand our business through developing arrangements with third party health plan providers to accept traditional co-payments and fill prescriptions for their members who rely upon overnight courier for delivery of their prescription. Our management believes that such arrangements will broaden our consumer base and enable us to access a particular niche of consumer that receives their prescriptions exclusively via courier as opposed to patronizing traditional retail pharmacy locations.

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

Results of Operations for the three months ended March 31, 2006 and 2005

Revenues

Our total revenue reported for the quarter ended March 31, 2006 was $1,515,645, a 233% increase from $648,402 for the quarter ended March 31, 2005. We generated more revenue in the quarter ended March 31, 2006 than in any other quarterly period since our inception.

Our management attributes the significant increase in our revenue from the same reporting period in the prior fiscal year to our successful marketing efforts and an expansion of our business beyond the pain management sector to service customers that require prescriptions to treat cancer and psychiatric conditions. Our management anticipates that our revenues generated will continue to increase based upon future marketing efforts and the establishment of additional pharmacies in the current year.

Cost of Sales

The total cost of sales increased to $1,105,974 for the quarter ended March 31, 2006, compared to $525,897 for the quarter ended March 31, 2005. The cost of sales consists primarily of the pharmaceuticals. The increase in cost of sales is primarily attributable to purchasing an increased amount of inventory to replenish our inventory supply as a result of increased sales in the reporting period. During the fiscal year ended December 31, 2005, we negotiated cost reductions and more favorable credit terms with our primary drug supplier. As a result, we incurred lower costs of sales on a per unit basis.

Gross Profit

Gross Profit increased to $409,671, or approximately 27% of sales, for the quarter ended March 31, 2006. This is an increase from a gross profit of $122,505, or approximately 19% of sales for the quarter ended March 31, 2005.

The growth of gross profit is primarily attributable to increased sales of generic type drugs which have a lower cost and higher gross margin. In addition, we successfully negotiated cost reductions and more favorable credit terms with our primary drug supplier resulting in a higher profit margin. This quarter represents the fifth consecutive reporting period that we reported gross profits and the highest amount of gross profit reported during any quarterly period since our inception.

Operating Expenses

Operating expenses decreased to $1,162,254 for the quarter ended March 31, 2006, compared to $1,294,372 for the quarter ended March 31, 2005. Our operating expenses for the quarter ended March 31, 2006 consisted of salaries and related expenses of $548,774, consulting and other compensation of $243,497, and selling, general and administrative expenses of $369,983. Our operating expenses for the quarter ended March 31, 2005 consisted of salaries and related expenses of $260,795, consulting and other compensation of $451,826, selling, general and administrative expenses of $387,870, and restructuring charges of $193,881.

We incurred increased expenses for salaries and related expenses and reduced consulting and other compensation expenses in the current reporting period when compared to the same reporting period in the prior year because we now engage fewer consultants and a small number of consultants were retained as employees that currently receive salary. Our restructuring activities were completed in the fiscal year ended December 31, 2005. As a result, we did not incur any restructuring charges during the quarter ended March 31, 2006.

Other Income and Expense

During the quarter ended March 31, 2006, we reported other expenses in the amount of $48,937, compared to reporting other income in the amount of $10,329 for the same reporting period in the prior year.

We incurred interest expense of $45,585 during the quarterly period ended March 31, 2006 primarily as a result of the financing we received from Mosaic. During the quarter ended March 31, 2005, we reported a gain on the forgiveness of debt in the amount of $48,878 associated with the successful resolution of the lease obligations which we terminated.

Net Loss

Net loss for the quarter ended March 31, 2006 was $797,124, compared to $1,103,898 for the quarter ended March 31, 2005. The decrease in our net loss is attributable to increase sales with higher profit margins together with a reduction in our operating expenses.

Our loss per common share for the three months ended March 31, 2006 was $0.02, compared to a loss per common share of $0.03 for the three months ended March 31, 2005.

Liquidity and Capital Resources

As of March 31, 2006, we had $77,938 in cash which primarily resulted from funds raised in the private offering of common stock and receivables financing. As of March 31, 2006, we had current assets in the amount of $1,309,790 and had current liabilities in the amount of $2,146,607. As a result, we had a working capital deficit of $836,817 as of March 31, 2006.

Our current liabilities as of March 31, 2006 consisted of accounts payable and accrued liabilities of $1,133,472, a line of credit in the amount of $200,000, and notes payable to related parties and stockholders of $813,135. Our line of credit was provided by Mosaic for the purpose of servicing our accounts receivable.

Operating activities used $993,703 in cash for the three months ended March 31, 2006. Our net loss of $797,124 was the primary component of our negative operating cash flow along with prepaid expenses of $305,068.

There were no investing activities during the three months ended March 31, 2006.

Cash flows provided by financing activities during the three months ended March 31, 2006 consisted of $125,000 as proceeds from the issuance of common stock, proceeds from issuance of short term loans in the amount of $600,000, and principal repayments on notes payable of $10,000.

In order for us to finance operations and continue our growth plan, additional funding will be required from external sources. We intend to fund operations through increased sales and debt and/or equity financing arrangements, which may be insufficient to fund our capital expenditures, working capital, or other cash requirements for the year ending December 31, 2006. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all. Subsequent to March 31, 2006, we have raised $1,300,000 in a private equity offering and have repaid $200,000 on the line of credit and $100,000 on a note to VVPH.

Off Balance Sheet Arrangements

As of March 31, 2006, there were no off balance sheet arrangements.

Going Concern

The unaudited condensed consolidated financial statements included elsewhere herein have been prepared assuming we will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As of March 31, 2006, we had an accumulated deficit of $16,030,662 largely due to starting up, establishing and sustaining operations at of our pharmacies.

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

In response to these problems, management in coordination with our board of directors has taken the following actions:

•	We are expanding our business beyond the pain management sector to service customers that require prescriptions to treat cancer and psychiatric conditions.
•	We are aggressively signing up new physicians.
•	We retained a marketing firm to implement a new marketing strategy to attract business.
•	We are seeking investment capital through the public markets.

Critical Accounting Policies

In December 2001, the SEC requested that all registrants list their most “critical accounting polices” in the Management Discussion and Analysis. The SEC indicated that a “critical accounting policy” is one which is both important to the portrayal of a company’s financial condition and results, and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. We believe that the following accounting policies fit this definition.

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

Revenue Recognition

We recognize revenue on an accrual basis when the product is delivered to the customer. Payments are received directly from the customer at the point of sale, or the customers’ insurance provider is billed. Authorization which assures payment is obtained from the customers’ insurance provider before the medication is dispensed to the customer. Authorization is obtained for the vast majority of these sales electronically and a corresponding authorization number is issued by the customers’ insurance provider.

We account for shipping and handling fees and costs in accordance with EITF 00-10 “Accounting for Shipping and Handling Fees and Costs.” Such fees and costs are immaterial to our operations.

Recently Issued Accounting Pronouncements

In December 2004, the FASB issued Statement of Financial Standards No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123 (R)”), which is a revision of SFAS No. 123. SFAS No. 123 (R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cashflows. Generally, the approach to accounting for share-based payments in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. Pro forma disclosure of the fair value of share-based payments is no longer an alternative to financial statement recognition. SFAS No. 123(R) is effective for small public business issuers at the beginning of the first fiscal year beginning after December 15, 2005. As a result, SFAS No. 123(R) is effective for our year ending December 31, 2006.

We expect the adoption of SFAS No. 123(R) to have a material effect on our financial statements, in the form of additional compensation expense, on a quarterly and annual basis. It is not possible to precisely determine the expense impact of adoption since a portion of the ultimate expense that is recorded will likely relate to awards that have not yet been granted. The expense associated with these future awards can only be determined based on factors such as the price for our common stock, volatility of our stock price and risk free interest rates as measured at the grant date. However, the pro forma disclosures related to SFAS No. 123 included in our historic financial statements are relevant data points for gauging the potential level of expense that might be recorded in future periods.

Statement of Financial Accounting Standards No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4 (SFAS 151) was issued in November 2004 and becomes effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We do not expect that SFAS 151 will have any effect on future financial statements.

Statement of Financial Accounting Standards No. 152, Accounting for Real Estate Time-Sharing Transactions, an amendment of FASB Statements No. 66 and 67 (SFAS 152) was issued in December 2004 and becomes effective for financial statements for fiscal years beginning after

June 15, 2005. We do not expect that SFAS 152 will have any effect on future financial statements.

Statement of Financial Accounting Standards No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29 (SFAS 153) was issued in December 2004 and becomes effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. We do not expect that SFAS 153 will have any effect on future financial statements.

Statement of Financial Accounting Standards No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3 (SFAS 154) was issued in May 2005 and becomes effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We do not expect that SFAS 154 will have any significant effect on future financial statements.

Statement of Financial Accounting Standards No. 155, Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140, was issued in February 2006 and is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. Certain parts of this Statement may be applied prior to the adoption of this Statement. Earlier adoption is permitted as of the beginning of an entity’s fiscal year, provided the entity has not yet issued financial statements, including financial statements for any interim period for that fiscal year. Provisions of this Statement may be applied to instruments that an entity holds at the date of adoption on an instrument-by-instrument basis. We do not expect that SFAS 155 will have any significant effect on future financial statements.

In March 2005, FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations—an interpretation of FASB Statement No. 143 (FIN 47). FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005 (December 31, 2005, for calendar-year enterprises). Retrospective application for interim financial information is permitted but is not required. Early adoption of this Interpretation is encouraged. We do not expect that FIN 47 will have any significant effect on future financial statements.

In December 2004, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants (AcSEC) issued Statement of Position 04-2, Accounting for Real Estate Time-Sharing Transactions (SOP 04-2). SOP 04-2 is effective for financial statements issued for fiscal years beginning after June 15, 2005, with earlier application encouraged. We do not expect that SOP 04-2 will have any effect on future financial statements.

In September 2005, AcSEC issued Statement of Position 05-1: Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts (SOP 05-1). SOP 05-1 is effective for fiscal years beginning after December 15, 2006, with earlier adoption encouraged. We do not expect that SOP 05-1 will have any effect on future financial statements.

FASB Staff Position (FSP) FAS 13-1—Accounting for Rental Costs Incurred during a Construction Period, was issued on October 6, 2005 and becomes effective for the for new transactions or arrangements entered into after the beginning of the first fiscal quarter following the date that the final FSP is posted by the FASB. We do not expect that FSP 13-1 will have any significant effect on future financial statements.

On June 29, 2005, the FASB ratified the consensus reached for Emerging Issues Task Force (EITF) Issue No. 05-5, Accounting for Early Retirement or Postemployment Programs with Specific Features (Such As Terms Specified in Altersteilzeit Early Retirement Arrangements). The consensus in this Issue should be applied to fiscal years beginning after December 15, 2005, and reported as a change in accounting estimate effected by a change in accounting principle as described in paragraph 19 of FASB Statement 154. We do not expect that EITF 05-5 will have any significant effect on future financial statements.

On September 28, 2005, the FASB ratified the consensus reached for EITF Issue No. 05-7, Accounting for Modifications to Conversion Options Embedded in Debt Instruments and Related Issues. The provisions of this Issue should be applied to future modifications of debt instruments beginning in the first interim or annual reporting period beginning after December 15, 2005. We expect that the application of EITF 05-7 could have an effect on interest and debt valuations in future financial statements.

On September 28, 2005, the FASB ratified the consensus reached for EITF Issue No. 05-8, Income Tax Consequences of Issuing Convertible Debt with a Beneficial Conversion Feature. The provisions of this Issue should be applied beginning in the first interim or annual reporting period beginning after December 15, 2005. We expect that the application of EITF 05-8 could have an effect on the income tax expense reported in future financial statements

Item 3.     Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2006. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Mr. Robert DelVecchio. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2006, our disclosure controls and procedures are of limited effectiveness. There have been no significant changes in our internal controls over financial reporting during the quarter ended March 31, 2006 that have materially affected or are reasonably likely to materially affect such controls. Subsequent to the reporting period, we retained additional staffing in our financial reporting and accounting department with specialized knowledge and expertise in accounting principles generally accepted in the United States ("GAAP") to assist in the prevention of errors in financial reporting and related disclosures and increase our compliance with accounting pronouncements.

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

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings

Other than as set forth below, there have been no material developments in the ongoing legal proceedings previously reported in which we are a party. A complete discussion of our ongoing legal proceedings is discussed in our annual report on Form 10-KSB for the year ended December 31, 2005.

Hahn & Bolson, LLP

On August 24, 2005, a complaint was filed against us in the Superior Court of California, County of Los Angeles by Hahn & Bolson, LLP (“Plaintiff”) seeking relief in the amount of $28,096 for non-payment of legal fees. On December 19, 2005, the parties settled this dispute and a Notice of Settlement and Stipulation for Entry of Judgment was filed with the court. Under the terms of the Stipulation for Entry of Judgment, we agreed to pay the total sum of $20,000 in monthly installments. The final monthly payment was made on March 15, 2006. In accordance with the terms set forth in the Stipulation for Entry of Judgment, the Plaintiff dismissed the complaint with prejudice on March 23, 2006.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

The information set forth below relates to our issuances of securities without registration under the Securities Act during the reporting period which were not previously included in a Current Report on Form 8-K.

During the reporting period, we sold 156,250 units at $0.80 per unit to accredited investors in a private equity offering. Each unit was priced at $0.80 and consisted of two (2) shares of restricted common stock and one (1) warrant to purchase one (1) share of restricted common stock at an exercise price of $0.60 exercisable for thirty six (36) months after the acceptance date of the subscription. We received an aggregate of $125,000 in proceeds and issued 312,500 shares of restricted common stock and 156,250 warrants in connection with this offering. These securities were issued pursuant to Section 4(2) of the Securities Act of 1933, as amended. The investors represented their intention to acquire the securities for investment only and not with a view towards distribution. The investors were given adequate information about us to make an informed investment decision. We did not engage in any general solicitation or advertising. We directed our transfer agent to issue the stock certificates with the appropriate restrictive legend affixed to the restricted stock.

During the reporting period, we issued 625,000 shares of restricted common stock to three consultants for services rendered, valued at $240,000 (estimated to be the fair value based on the trading price on the issuance date). These shares were issued pursuant to Section 4(2) of the Securities Act of 1933. We did not engage in any general solicitation or advertising. We issued the stock certificates and affixed the appropriate legends to the restricted stock.

During the reporting period, we entered into debt conversion agreements with two lenders converting the total principal balances of $425,000 into 1,062,500 restricted shares of our common stock. These shares were issued pursuant to Section 4(2) of the Securities Act. The lenders represented their intention to acquire the securities for investment only and not with a view towards distribution. The lenders were given adequate information about us to make an informed investment decision. We did not engage in any general solicitation or advertising. We directed our transfer agent to issue the stock certificates with the appropriate restrictive legend affixed to the restricted stock.

Subsequent to the reporting period, we sold 1,625,000 units at $0.80 per unit to accredited investors in a private equity offering. Each unit consisted of two (2) shares of restricted common stock and one (1) warrant to purchase one (1) share of restricted common stock at an exercise price of $0.60 exercisable for thirty six (36) months after the close of the offering. We received an aggregate of $1,300,000 in proceeds and issued 3,250,000 shares of restricted common stock and 1,625,000 warrants in connection with this offering. These securities were issued pursuant to Section 4(2) of the Securities Act. The investors represented their intention to acquire the securities for investment only and not with a view towards distribution. The investors were given adequate information about us to make an informed investment decision. We did not engage in any general solicitation or advertising. We directed our transfer agent to issue the stock certificates with the appropriate restrictive legend affixed to the restricted stock.

During the last quarter of 2005, the Company received $300,000 from a single accredited investor in exchange for the issuance of 750,000 shares of restricted common stock and warrants to purchase 375,000 shares of restricted common stock at an exercise price of $0.60 exercisable for thirty six (36) months after acceptance date of the subscription. Due to an administrative error, these shares and warrants were not issued until May 2006. These securities were issued pursuant to Section 4(2) of the Securities Act. The investor represented its intention to acquire the securities for investment only and not with a view towards distribution. The investor was given adequate information about us to make an informed investment decision. We did not engage in any general solicitation or advertising. We directed our transfer agent to issue the stock certificates with the appropriate restrictive legend affixed to the restricted stock.

Item 3.     Defaults upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended March 31, 2006.

Item 5.     Other Information

None

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

Assured Pharmacy, Inc.

Date:	May 15, 2006

By: /s/ Robert DelVecchio Robert DelVecchio Title: Chief Executive Officer & Chief Financial Officer