Form 10QSB
period 2006-06-30
Assured Pharmacy, Inc.
filed 2006-08-14
CIK 1100592

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2006

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period ________ to __________

Commission File Number: 000-33165

Assured Pharmacy, Inc.
(Exact name of small business issuer as specified in its charter)

Nevada	98-0233878
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

17935 Sky Park Circle Suite F Irvine, CA 92614
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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 51,743,971 common shares as of August 7, 2006

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

PART I - FINANCIAL INFORMATION

Item 1.      Financial Statements

Our unaudited financial statements included in this Form 10-QSB are as follows:
F-1	Unaudited Condensed Consolidated Balance Sheet as of June 30, 2006;
F-2	Unaudited Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2006 and 2005;
F-3	Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2006 and 2005;
F-4	Selected Notes to Unaudited Condensed Consolidated Financial Statements;

These unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-QSB. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended June 30, 2006 are not necessarily indicative of the results that can be expected for the full year.

ASSURED PHARMACY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
June 30, 2006
(UNAUDITED)

ASSETS

Current Assets:
Cash	$172,521
Accounts receivable, net of allowance for doubtful accounts of $45,000	880,309
Inventories	364,516
Prepaid expenses and other assets	350,941

Total Current Assets	1,768,287

Property and Equipment, net	328,191
Intangible Assets, net	82,984

$2,179,462

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable and accrued liabilities	$1,173,457
Notes payable to related parties and stockholders	712,843

Total Current Liabilities	1,886,300

Minority Interest	470,925

Commitments and contingencies	-

Stockholders' Deficit:
Preferred shares; par value $0.001 per share;
authorized 5,000,000 shares; no preferred shares issued
or outstanding	-

Common shares; par value $0.001 per share;
70,000,000 shares authorized; 61,900,129 common shares issued
and outstanding	61,900

Treasury stock	(10,858)

Additional paid-in capital, net	17,613,015

Deferred compensation	(473,149)

Accumulated deficit	(17,368,671)

Stockholders' deficit	(177,763)

$2,179,462

See accompanying notes to condensed consolidated financial statements

ASSURED PHARMACY, INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

SALES	$1,894,976	$789,404	$3,410,620	$1,437,806

COST OF SALES	(1,485,665)	(755,632)	(2,591,639)	(1,281,528)

GROSS PROFIT	409,311	33,772	818,981	156,278

OPERATING EXPENSES:
Salaries and related expenses	531,690	425,224	1,080,464	686,020
Consulting and other compensation	583,202	256,940	826,700	708,765
Selling, general and administrative	596,209	283,553	966,233	671,423
Restructuring charges	-	-	-	193,881
TOTAL OPERATING EXPENSES	1,711,101	965,717	2,873,397	2,260,089

LOSS FROM OPERATIONS	(1,301,790)	(931,945)	(2,054,416)	(2,103,811)

OTHER INCOME/(EXPENSE):
Interest expense	(32,401)	(58,009)	(77,989)	(66,302)
Other expense	(20,914)	(51,004)	(24,224)	(81,260)
Gain on forgiveness of debt	-	1,011,522	-	1,060,400
TOTAL OTHER INCOME (EXPENSE)	(53,315)	902,509	(102,213)	912,838

LOSS BEFORE MINORITY INTEREST	(1,355,105)	(29,436)	(2,156,629)	(1,190,973)
MINORITY INTEREST	17,098	119,920	21,494	177,560

NET LOSS	$(1,338,007)	$90,484	$(2,135,135)	$(1,013,413)

Basic and diluted loss per common share	$(0.03)	$0.00	$(0.05)	$(0.03)

Basic and diluted weighted average number of common
shares outstanding	48,080,612	39,984,302	47,158,593	40,438,302

See accompanying notes to condensed consolidated financial statements

ASSURED PHARMACY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	SIX MONTHS ENDED
	JUNE 30,
	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,135,133)	$(1,013,413)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	52,084	100,167
Impairment of property and equipment related to restructuring	-	137,312
Amortization of deferred consulting fee	620,438	207,600
Loss on settlement of debt	-	87,960
Gain on forgiveness of debt	-	(1,011,522)
Minority interest in net loss of Joint Venture	(21,494)	(177,560)
Issuance of common stock for services and options	-	120,291
Allowance for doubtful accounts	45,000	-
Changes in operating assets and liabilities:
Accounts receivable	(394,579)	-
Inventories	(102,746)	(113,277)
Prepaid expenses and other current assets	(319,696)	(9,366)
Accounts payable and accrued liabilities	114,296	343,005
Net cash used in operating activities	(2,141,830)	(1,328,803)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(22,290)	-
Net cash used in investing activities	(22,290)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from line of credit	-	1,473,000
Proceeds from the issuance of notes payable to related parties and shareholders	609,708	355,000
Principal repayments on line of credit	(200,000)	(976,740)
Principal repayments on notes payable to related parties and shareholders	(135,000)	(125,000)
Proceeds from issuance of common stock and warrants for cash	1,705,292	728,000

Net cash provided by financing activities	1,980,000	1,454,260

Net decrease in cash	(184,120)	125,457

Cash at beginning of period	356,641	86,325

Cash at end of period	$172,521	$211,782

Supplemental disclosure of cash flow information-
Cash paid during the period:

Interest	$74,296	$66,302

Income taxes	$-	$-

Non-cash financing and investing activities
Conversion of notes payable to common stock	$425,000	$-
Conversion of accrued interest to notes payable	$8,135	$-
Issuance of common stock for services provided	$540,000	$-

See accompanying notes to condensed consolidated financial statements

ASSURED PHARMACY, INC. AND SUBSIDIARIES
FORMERLY KNOWN AS eRXSYS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2006

1. ORGANIZATION AND BASIS OF PRESENTATION

Assured Pharmacy, Inc. (“Assured Pharmacy” or the “Company”) was organized as a Nevada corporation on October 22, 1999 under the name Surforama.com, Inc. and previously operated under the name eRXSYS, Inc. The Company is engaged in the business of operating specialty pharmacies that dispense highly regulated pain medication. The Company has recently expanded its business beyond pain management to service customers that require prescriptions to treat cancer, psychiatric, and neurological conditions. The Company offers physicians the ability to electronically transmit prescriptions to its pharmacies. The Company derives its revenue primarily from the sale of prescription drugs and does not keep in inventory non-prescription drugs or health and beauty related products inventoried at traditional pharmacies. The majority of the Company’s business is derived from repeat business from its customers. “Walk-in” prescriptions from physicians are limited.

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

Pursuant to the terms of the Joint Venture, TPG is obligated to contribute start-up costs of $230,000 per pharmacy location to establish up to fifty pharmacies. TPG is also obligated to contribute their proportionate share of the start-up costs in excess of their initial capital contribution of $230,000 per pharmacy. The Joint Venture defines start-up costs as any costs associated with the opening of any open pharmacy location that accrue within the ninety-day period following the opening of that particular pharmacy. TPG is obligated to contribute additional monies to satisfy its proportionate share of the start-up costs in excess of their initial capital contribution, but the amount is being disputed by TPG. The Company and TPG are currently negotiating to resolve this dispute.

ASSURED PHARMACY, INC. AND SUBSIDIARIES
FORMERLY KNOWN AS eRXSYS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2006

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

The Agreement provides that TAPG will contribute start-up costs in the amount of $335,000 per pharmacy location established not to exceed five pharmacies. Assured Pharmacy, Inc.’s contribution under the Agreement consists of granting the right to utilize its intellectual property rights and to provide sales and marketing services. Between March and October 2004, APN received from TAPG start-up funds in the amount of $854,213 as its capital contribution for three pharmacies. This capital contribution funded the opening of two pharmacies in Kirkland, Washington in August 2004 and Portland, Oregon in September 2004. Included in these monies was a partial capital contribution in the amount of $190,000 for the establishment of another pharmacy located in Portland, Oregon. TAPG remains obligated to contribute an additional $145,000 to satisfy their full contribution. Assured Pharmacy, Inc. and APN requested that TAPG provide the $150,787 balance of its full capital contribution. TAPG is also obligated to contribute their proportionate share of the start-up costs in excess of their initial capital contribution of $335,000 per pharmacy. The Agreement defines start-up costs as any costs associated with the opening of any open pharmacy location that accrue within one hundred eighty days following the opening of that particular pharmacy. As of June 30, 2006, TAPG is obligated to contribute an additional $22,219 together with interest in the amount of $7,515 to satisfy its proportionate share of the start-up costs in excess of their initial capital contribution.

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
JUNE 30, 2006

1. ORGANIZATION AND BASIS OF PRESENTATION(continued)

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

Going Concern Considerations

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business. As of June 30, 2006, the Company had an accumulated deficit of $17,368,671, recurring losses from operations and negative cash flow from operating activities for the six month period ended June 30, 2006 of $2,141,830. The Company also had a negative working capital of $118,013 as of June 30, 2006.

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

ASSURED PHARMACY, INC. AND SUBSIDIARIES
FORMERLY KNOWN AS eRXSYS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2006

1. ORGANIZATION AND BASIS OF PRESENTATION(continued)

Going Concern Considerations (continued)

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

Basis of Presentation

The Company’s management, without audit, prepared the condensed consolidated financial statements for the three and six months ended June 30, 2006 and 2005. The information furnished has been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial reporting. Accordingly, certain disclosures normally included in financial statements prepared in accordance with GAAP have been condensed and consolidated or omitted. In the opinion of management, all adjustments considered necessary for the fair presentation of the Company's financial position, results of operations and cash flows have been included and (except as described in Note 3) are only of a normal recurring nature. The results of operations for the three and six months ended June 30, 2006 are not necessarily indicative of the results of operations for the year ending December 31, 2006.

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
JUNE 30, 2006

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

Schedule II drugs, considered narcotics by the DEA are the most addictive; hence, they are highly regulated by the DEA and are required to be segregated and secured in a separate cabinet. Schedule III and Schedule IV drugs are less addictive and are not regulated. Because the Company's business model focuses on servicing pain management doctors and chronic pain patients, the Company carries in inventory a larger amount of Schedule II drugs than most other pharmacies. The cost in acquiring Schedule II drugs is higher than Schedule III and IV drugs

In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 144,"Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. If the cost basis of a long-lived asset is greater than the projected future undiscounted net cash flows from such asset, an impairment loss is recognized. Impairment losses are calculated as the difference between the cost basis of an asset and its estimated fair value. SFAS No. 144 also requires companies to separately report discontinued operations, and extends that reporting to a

ASSURED PHARMACY, INC. AND SUBSIDIARIES
FORMERLY KNOWN AS eRXSYS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2006

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Inventories (continued)

component of an entity that either has been disposed of (by sale, abandonment or in a distribution to owners) or is classified as held for sale. Assets to be disposed of are reported at the lower of the carrying amount or the estimated fair value less costs to sell.

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
JUNE 30, 2006

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

ASSURED PHARMACY, INC. AND SUBSIDIARIES
FORMERLY KNOWN AS eRXSYS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2006

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Stock-based Employee Compensation (continued)

The Company did not issue any stock-based compensation for the six months ended June 30, 2006. Had the Company determined compensation expense of the employee stock options issued prior to January 1, 2006, based on the estimated fair value of the stock options at the grant date and consistent with guidelines of SFAS 123, its net loss would have been as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2006	2005	2006	2005

Net loss applicable to common stockholders:
As reported	$(1,338,007)	$90,484	$(2,135,135)	$(1,013,339)

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	-	(1,125)	-	(2,250)
Pro forma	$(1,338,007)	$89,359	$(2,135,135)	$(1,015,663)

Basic and diluted (loss) per common share:
As reported	$(0.05)	$-	$(0.05)	$(0.03)
Pro forma	$(0.05)	$-	$(0.05)	$(0.03)

The above pro-forma effects of applying SFAS 123 are not necessarily representative of the impact on the results of operations for future years.

ASSURED PHARMACY, INC. AND SUBSIDIARIES
FORMERLY KNOWN AS eRXSYS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2006

3. LINE OF CREDIT FROM A RELATED PARTY

On October 31, 2005, the Company entered into Line of Credit Agreement (“LOC”) with Mosaic Financial Services, Inc. (“Mosaic”) enabling it to draw a maximum of $1,000,000 to purchase inventory. This LOC has a one time commitment fee equal to three percent (3%) of the initial amount of the LOC. The LOC has a monthly interest rate of 1.5% of the then LOC limit. These accrued finance charges will be deducted prior to any advances. Under the terms of the LOC, Mosaic has a conversion right to convert all or a portion of the outstanding advances into shares of the Company’s common stock where the conversion price is based on the weighted average closing bid price for the our common stock on the over-the-counter bulletin board (or such other equivalent market on which our common stock is quoted) for the seven trading days immediately preceding the date the conversion right is exercised. The conversion price shall not be less than $0.40 or more than $0.80. The Company’s management anticipates that this LOC will adequately finance inventory purchases for its existing pharmacies over the next twelve months.  This LOC is secured by substantially all of the Company’s assets. On May 1, 2006, the Company repaid $200,000, which was drawn down in October, 2005.

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

Accordingly, the Company recorded for the quarter ended in March 31, 2005, a credit to subscribed stock for $494; a credit to additional paid in capital for $118,006 (the estimated fair value of the stock based on the trading price on the settlement date); and recorded a credit to additional paid in capital for $329,000 (estimated fair value of the warrants based on the Black-Scholes pricing model on the settlement date) and recorded

ASSURED PHARMACY, INC. AND SUBSIDIARIES
FORMERLY KNOWN AS eRXSYS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2006

4. NOTES PAYABLE TO RELATED PARTIES AND STOCKHOLDERS (continued)

Note to Former CEO (continued)

a loss on settlement of debt of $87,960, thereby extinguishing this liability.

TAPG Note

In January 2005, the Company entered into an agreement with TAPG where TAPG was to advance $270,000 in connection with establishing pharmacies in the North-Western United States (see Note 1). The note was to be funded by TAPG LLC in monthly instalments of $45,000 up to a maximum of $270,000. The note accrued interest at a fixed rate of 7% per annum. The note is secured by the assets of the North-Western pharmacies of APNI, which the Company has a 95% controlling interest. However, the Company received only $40,000 during 2005. The note matured in January 2006 and was not extended. As of June 30, 2006, the Company has made $20,000 payment on this note. The Company intends to retire the remaining balance due of $20,000 plus interest in the third quarter of 2006.

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
JUNE 30, 2006

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

During the second quarter 2006 Company paid $ 100,000 towards the principal of this loan. In addition, the Company has accrued $ 23,749 of interest on this loan.

ASSURED PHARMACY, INC. AND SUBSIDIARIES
FORMERLY KNOWN AS eRXSYS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2006

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

During the three months ended March 2006, the Company issued 625,000 shares of restricted common stock to three (3) consultants in connection with service agreements with various ending dates. Such stock was valued at $240,000 (estimated to be the fair value based on the trading price on the issuance date). As a result of these transactions, the Company recorded a debit to deferred compensation of $240,000 and a credit to common stock and additional paid-in capital of $625 and $239,375, respectively. During the three months ended June 30, 2006, the Company issued 750,000 shares of restricted common stock to 3 (three) consultants in connection with the existing service agreements with various ending dates. Such stock was valued at $300,000 (estimated to be the fair value based on the trading price on the issuance date). As a result of these transactions, the Company recorded a debit to deferred compensation of $300,000 and a credit to common stock and additional paid-in capital of $750 and $299,250 respectively. The Company has amortized $620,438 of such deferred compensation during the six months ended June 30, 2006, leaving a balance of $473,148 of deferred compensation at June 30, 2006 to be amortized over the remaining lives of such consulting contracts. These securities were issued pursuant to Section 4(2) of the Securities Act of 1933, as amended.

During the three months ended June 30, 2006, the Company sold 1,968,750 units at $0.80 per unit, or an aggregate of $1,575,000 in proceeds, to accredited investors in a private equity offering. Each unit is priced at $0.80 and consists of two (2) shares of restricted common stock and one (1) warrant to purchase one (1) share of restricted common stock at an exercise price of $0.60 exercisable for thirty six (36) months after the acceptance date of the subscription. These securities were issued pursuant to Section 4(2) of the Securities Act of 1933, as amended.

ASSURED PHARMACY, INC. AND SUBSIDIARIES
FORMERLY KNOWN AS eRXSYS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2006

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

Sheraton Operating Corporation d.b.a. The St. Regis Monarch Beach Report

On December 2, 2005, Sheraton Operating Corporation d.b.a. The St. Regis Monarch Beach Report and Spa (“Plaintiff”) filed a complaint against the Company in the Superior Court of the State of California for the County of Orange, Limited Jurisdiction Harbor Justice Center, Laguna Hills Facility alleging breach of contract. The Plaintiff was seeking relief in the amount of $14,863 plus prejudgment interest at the rate of ten percent per annum from October 3, 2004. On January 23, 2006, the parties settled this dispute and a Stipulation for Entry of Judgment was executed. During the reporting period, the Company completed the payments agreed to under the terms of the Stipulation for Entry of Judgment and the Plaintiff filed a request to dismiss this complaint with prejudice on May 15, 2006.

Jeffrey M. Howard d.b.a. Howard & Associates

On January 19, 2006, a complaint was filed against the Company in the Superior Court of the State of California, County of Orange, Central Justice Center by Jeffrey M. Howard d.b.a. Howard & Associates and Edward C. Fisch (“Plaintiffs”) alleging breach of contract and related claims with regard to an attorney-client retainer agreement. The Plaintiffs were seeking damages in the amount of $37,004 plus interest from December 6, 2005. On January 27, 2006, the parties settled this dispute and a Stipulation for Entry of Judgment was executed. Under the terms of the Stipulation for Entry of Judgment, the Company agreed to pay the principal sum of $35,000 in four monthly installments of $7,500 and a final monthly payment of $5,000 by May 30, 2006. In accordance with the terms set forth in the Stipulation for Entry of Judgment, the Plaintiff dismissed the complaint against the Company on July 24, 2006.

ASSURED PHARMACY, INC. AND SUBSIDIARIES
FORMERLY KNOWN AS eRXSYS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2006

6. COMMITMENTS AND CONTINGENCIES (continued)

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

From time to time, the Company may be involved in various claims, lawsuits, dispute with third parties, actions involving allegations of discrimination or breach of contract actions incidental to the normal operations of the business. Other than as disclosed herein, the Company is not currently involved in any litigation which it believes could have a material adverse effect on its financial position or results of operations.

7. LOSS PER COMMON SHARE

The following is a reconciliation of the numerators and denominators of the basic and diluted income (loss) per common share computations for the three months and six months ended June 30:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

Numerator for basic and diluted
loss per common share:

Net loss to common stockholders	$(1,338,007)	$90,484	$(2,135,135)	$(1,013,413)

Denominator for basic and diluted
loss per common shares:

	48,080,612	39,984,302	47,158,593	40,438,302
Weighted average number of shares outstanding

Basic and diluted loss per common share	$(0.03)	0.00	$(0.05)	(0.03)

ASSURED PHARMACY, INC. AND SUBSIDIARIES
FORMERLY KNOWN AS eRXSYS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2006

8. CHANGES IN THE MANAGEMENT

On May 1, 2006, John Eric Mutter resigned as the Company’s Chief Operating Officer and the Company’s board of directors appointed Mr. Mutter as the Company’s Chief Technology Officer.

On May 1, 2006, the Company’s board of directors appointed Haresh Sheth as the Company’s Chief Operating Officer.

9. INCOME TAXES

Due to losses incurred for the six months ended June 30, 2006, there is no current provision for income taxes needed.

The deferred tax assets consist of the following at June 30, 2006:

2006

Net Operating Losses	$6,643,605
Depreciable Assets	1,150,000
D D Deferred Tax Assets	7,793,605
Valuation Allowance	(7,793,605)

$-

Based upon the net operating losses incurred since inception, management has determined that it is more likely than not that the deferred tax assets as of June 30, 2006 will not be recognized. Consequently, the Company has established a valuation allowance against the entire deferred tax assets.

As of June 30, 2006, the Company has federal and state net operating losses of approximately $14 million that begin to expire in 2023 and 2010 for federal and state purposes, respectively.

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

ASSURED PHARMACY, INC. AND SUBSIDIARIES
FORMERLY KNOWN AS eRXSYS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2006

10. SUBSEQUENT EVENTS

Common Stock

On July 17, 2007, The Company filed a Certificate of Amendment to the Articles of Incorporation with State of Nevada to increase the number of authorized shares of common stock available for issuance from 70,000,000 to 150,000,000, with a par value of $ 0.001 per share.

The Company raised $20,000 by selling 25,000 units at $0.80 per unit, to accredited investors in a private equity offering. Each unit consists of two (2) shares of restricted common stock and one (1) warrant to purchase one (1) share of restricted common stock at an exercise price of $0.60 exercisable for thirty six (36) months after the close of the offering. These securities were issued pursuant to Section 4(2) of the Securities Act.

Item 2.     Management’s Discussion and Analysis

Forward-Looking Statements

Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. We intend such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and are including this statement for purposes of complying with those safe-harbor provisions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on our operations and future prospects on a consolidated basis include, but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Further information concerning our business, including additional factors that could materially affect our financial results, is included herein and in our other filings with the SEC.

Business Description

We currently have five operating pharmacies. Our first pharmacy was opened on October 13, 2003 in Santa Ana, California. On June 10, 2004, we opened our second pharmacy in Riverside, California. These pharmacies were opened pursuant to a joint venture agreement entered into with TPG Partners, LLC and we have a 51% ownership interest in these pharmacies.  We opened our third pharmacy in Kirkland, Washington on August 11, 2004. Our fourth pharmacy was opened in Portland, Oregon on September 21, 2004. On June 21, 2006, we opened our fifth pharmacy also located in Portland, Oregon. The pharmacies located in Kirkland and Portland were opened pursuant to a joint venture agreement with TAPG LLC in which we have a 94.8% ownership interest in these pharmacies.

Our pharmacies have principally specialized in dispensing highly regulated pain medication for acute chronic pain management. We recently expanded the reach of our business beyond pain management to service customers that require prescriptions to treat cancer, psychiatric, and neurological conditions. Our management attributes the recent growth in our business in part to us being able to fill prescriptions that can accommodate a broader range of customers.

Typical retail pharmacies either do not keep in inventory or maintain limited amounts of highly regulated medications. As a result, the time it takes for a traditional retail pharmacy to fill these prescriptions is prolonged. Our specialty pharmacies maintain an inventory of highly regulated medication that is specifically tailored to the needs of our recurring customers. This practice frequently enables our pharmacies to fill customers’ prescriptions from its existing inventory and decreases the wait time required to fill these prescriptions. Our focus and familiarity with dispensing highly regulated medications better positions our pharmacists to understand the needs of our customers.

Since the fiscal year ended 2004, we suspended the development of new pharmacies in order to evaluate and potentially improve the operations of our existing pharmacies. Following this period of evaluation, management entered into line of credit agreements to finance the purchases of inventory for our pharmacies. Establishing a line of credit to finance the purchases of inventory was critical in enabling us to replenish our inventory supply pending collections from health benefit plans or other third party payor.

During this period of evaluation, management cited our marketing practice as an area for improvement. Beginning in the first quarter of 2005, our management successfully implemented a new marketing strategy to dramatically expand our efforts to attract new business. Our new marketing strategy shifted the target of our marketing efforts from the physician directly to the patient. These marketing efforts included direct mailings, providing gift card to new customers and those that transferred prescriptions to our pharmacies, and creating brochures and posters that are available in physicians’ waiting rooms to increase our name recognition. In an attempt to further expand our business and improve our marketing plan, we retained the marketing firm of Rainmaker & Sun Integrated Marketing, Inc. (“Rainmaker”). With the assistance of Rainmaker, we revised our marketing plan and launched a new marketing campaign in July 2005. Our new marketing campaign is targeted to consumers in the Seattle, Washington and Los Angeles, California test markets and is designed to further increase consumer awareness of our pharmacies and the services they provide. Our marketing campaign includes newspaper advertisements and inserts, billboards, bus shelter displays and direct mailing.

Our management has concluded this period of evaluation, restructuring, and marketing activities, has placed us in a position to once again commence the expansion of our business and establish additional pharmacies. On June 21, 2006, we opened our fifth pharmacy also located in Portland, Oregon. Our management is preparing to establish additional pharmacies before the end of the fiscal year.

The table set forth below summarizes the number of prescriptions filled by our four pharmacies during the three and six months ended June 30, 2006 and 2005. We did not include information in the table from our second pharmacy established in Portland, Oregon because it only commenced operations on June 21, 2006.

	Three months ended June 30, 2006	Three months ended June 30, 2005	Six Months Ended June 30, 2006	Six Months Ended June 30, 2005
Total Number of Prescriptions	12,461	6,897	23,413	11,725
Average Prescriptions Per Week	959	531	901	451

The total number of prescriptions filled at our pharmacies for the three months ended June 30, 2006 was 12,461 which is an increase of approximately 81% from the 6,897 total prescriptions filled at our pharmacies for the three months ended June 30, 2005. The total number of prescriptions filled at our pharmacies for the six months ended June 30, 2006 was 23,413 which is an increase of approximately 100% from the 11,725 total prescriptions filled at our pharmacies for the six months ended June 30, 2005. Our management credits our successful marketing efforts directly to the patient and the expanded reach of our business beyond pain management for this increase in our business.

On an ongoing basis, our management is evaluating our operations and seeking additional opportunities to expand our business. During the fiscal quarter ended March 31, 2006, we established a working relationship with a specialty compounding pharmacy, which will enable physicians to prescribe custom compounded drugs and have those prescriptions filled at our pharmacies. Since this time, we have established relationships with other compound drug providers to increase our available inventory of compounded drugs. Pharmaceutical compounding is the combining, mixing, or altering of ingredients to create a customized medication for an individual patient in response to a licensed physician’s prescription. Physicians often prescribe compounded medications for reasons that include situations where there is not presently a commercially available drug to treat the unique health condition of an individual patient or to combine several medications the patient is taking to increase compliance. Custom compounded drugs can offer additional means of treating chronic pain. We anticipate that our ability to fill prescriptions for custom compounded drugs will expand our business and enable us to better service patients who require treatment for chronic pain management. Following the initial stages of our business’ expansion to fill prescriptions for custom compounded drugs, our management has determined that this area fits into our business plan and anticipates committing additional resources to expand this area of our business.

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

On January 3, 2006, we incorporated Assured Pharmacy Plus, Corp. (“Plus Corp.”) as a wholly-owned subsidiary to develop this opportunity. During the reporting period, we entered into an arrangement with Affiliated Healthcare Administrators (“AHA”), a third party health plan administrator, to provide prescription service to their members. Under the arrangement with

AHA, our pharmacies will provide prescription service to AHA members upon receipt of a traditional co-payment. Thereafter, we will process the prescription claim with AHA and receive the remaining balances due for their member’s prescription purchases. Plus Corp. will process claims relating to the prescription filled at our pharmacies for AHA members in exchange for an administration fee. Our management is contemplating expanding the operations of Plus Corp. by licensing the entity as a pharmacy that exclusively focuses on servicing the niche of consumers that are members of third party health plan administrators and receive their prescriptions exclusively via courier.

Also on January 3, 2006, we incorporated Assured Pharmacy DME, Corp. (“DME”) as a wholly-owned subsidiary for the purpose of facilitating and making available specialized medical equipment to our consumers. During the reporting period, we established a relationship with a provider of specialized medical equipment to make these products available to our consumers. In July 2005, we began notifying our consumers of the availability of these products by disseminating a notification with each prescription filled at our pharmacies. We are now accepting and processing orders for specialized medical equipment. We will not maintain any inventory of specialized medical equipment at any of our pharmacies. All orders will be shipped directly to the consumer from a product wholesaler.

Results of Operations for the three and six ended June 30, 2006 and 2005

Revenues

Our total revenue reported for the three months ended June 30, 2006 was $1,894,976, a 140% increase from $789,404 for the three months ended June 30, 2005. We generated more revenue in the three months ended June 30, 2006 than in any other quarterly period since our inception. Our total revenue reported for the six months ended June 30, 2006 was $3,410,620, a 137% increase from $1,437,806 for the six months ended June 30, 2005. Our revenue for the three and six months ended June 30, 2006 and 2005 was generated almost exclusively from the sale of prescription drugs.

Our management attributes the significant increase in our revenue from the same reporting periods in the prior fiscal year to our successful marketing efforts and an expansion of our business beyond the pain management sector to service customers that require prescriptions to treat cancer, psychiatric, and neurological conditions. Our management anticipates that our revenues generated will continue to increase based upon future marketing efforts and the establishment of additional pharmacies in the current year. After approximately a two year period without opening any additional pharmacy locations, we opened our fifth pharmacy located in Portland, Oregon on June 21, 2006. Although the operations at this new location had no material impact on our results of operations, we anticipate the establishment of this pharmacy and additional locations will increase our reported revenue.

Cost of Sales

The total cost of sales for the three months ended June 30, 2006 was $1,485,665, a 96% increased from $755,632 for the three months ended June 30, 2005. The total cost of sales increased 102% to $2,591,639 for the six months ended June 30, 2006 from $1,281,528 for the six months ended June 30, 2005. The cost of sales consists primarily of the pharmaceuticals. The increase in cost of sales is primarily attributable to increased sales in the reporting period. During the fiscal year ended December 31, 2005, we negotiated cost reductions and more favorable credit terms with our primary drug supplier. As a result, we incurred lower costs of sales on a per unit basis during the three and six months ended June 30, 2006 when compared to the same reporting period in the prior fiscal year.

Gross Profit

Gross profit increased to $409,311, or approximately 22% of sales, for the three months ended June 30, 2006. This is an increase from a gross profit of $33,772, or approximately 4% of sales for the three months ended June 30, 2005. This quarter represents the sixth consecutive reporting period that we reported gross profits.

Gross profit increased to $818,981, or approximately 24% of sales, for the six months ended June 30, 2006. This is an increase from a gross profit of $156,278, or approximately 11% of sales for the six months ended June 30, 2005. The increase in gross profit for the three and six months ended June 30, 2006 when compared to the same reporting period in the prior fiscal year is attributable to increased sales of generic type drugs which have lower costs and higher gross margins. In addition, our increased gross profit in also attributable to negotiated cost reductions and more favorable credit terms from our primary pharmaceutical supplier during six months ended June 30, 2006.

Operating Expenses

Operating expenses for the three months ended June 30, 2006 was $1,711,101, a 77% increase from $965,717 for the three months ended June 30, 2005. Our operating expenses for the three months ended June 30, 2006 consisted of salaries and related expenses of $531,690, consulting and other compensation of $583,202, and selling, general and administrative expenses of $596,209. Our operating expenses for the three months ended June 30, 2005 consisted of salaries and related expenses of $425,224, consulting and other compensation of $256,940, and selling, general and administrative expenses of $283,553.

Operating expenses for the six months ended June 30, 2006 was $2,873,397, a 27% increase from $2,260,089 for the six months ended June 30, 2005. Our operating expenses for the six months ended June 30, 2006 consisted of salaries and related expenses of $1,080,464, consulting and other compensation of $823,700, and selling, general and administrative expenses of $966,233. Our operating expenses for the six months ended June 30, 2005 consisted of salaries and related expenses of $686,020, consulting and other compensation of $708,765, selling, general and administrative expenses of $671,423, and restructuring charges of $193,881.

The increase in salaries and related expenses was primarily a result of adding two additional employees in 2006 as well as retaining an additional executive officer in May 2006. The increase in consulting and other compensation paid is primarily attributable to the amortization resulting from the issuance of shares of restricted common stock to consultants over the life of the consulting agreements. The increase in selling, general and administrative expenses paid is primarily attributable the expense associated with retaining Rainmaker to launch our new marketing plan.

Other Income and Expense

During the three months ended June 30, 2006, we reported other expenses in the amount of $53,315, compared to reporting other income in the amount of $902,509 for the same reporting period in the prior year.

During the six months ended June 30, 2006, we reported other expenses in the amount of $102,213, compared to reporting other income in the amount of $912,838 for the same reporting period in the prior year.

The other income reported during the three and six months ended June 30, 2005, is attributable to a gain on the forgiveness of debt in the amount of $1,011,522 in connection with a Settlement Agreement and Mutual Release (the “Settlement Agreement”) between Safescript Pharmacies, Inc., a Texas corporation f/k/a RTIN Holdings, Inc. and Safe Med Systems, Inc., a Texas corporation (collectively, “Safescript”), and us. The Settlement Agreement contained a mutual release which resulted in the Safescript releasing us from of any liability with respect to a note payable due to the Safescript in the amount of approximately $1,013,000. In the absence of this gain on the forgiveness attributable to the settlement agreement, we would have reported other expenses of $109,013 for the three months ended June 2005 and $147,562 for the six months ended June 30, 2005. We incurred interest expense of $32,401 during the three months ended June 30, 2006 and $77,989 during the six months ended June 30, 2006 primarily as a result of the financing we received from a line of credit agreement with Mosaic Financial Services LLC.

Net Loss

Net loss for the three months ended June 30, 2006 was $1,338,007, compared to net income of $90,484 for the three months ended June 30, 2005. Net loss for the six months ended June 30, 2006 was $2,135,135, compared to a net loss of $1,013,413 for the six months ended June 30, 2005. The increase in our net loss was primarily attributable to the gain on the forgiveness of debt reported during the three months ended June 30, 2005 in the amount of $1,011,522 and increased costs relating to expansion including payroll and marketing.

Our loss per common share for the three months ended June 30, 2006 was $0.03, compared to a loss per common share of $0.00 for the three months ended June 30, 2005. Our loss per common share for the six months ended June 30, 2006 was $0.05, compared to a loss per common share of $0.03 for the six months ended June 30, 2005.

Liquidity and Capital Resources

As of June 30, 2006, we had $172,521 in cash which primarily resulted from funds raised in the private offering of common stock. As of June 30, 2006, we had current assets in the amount of $1,768,287 and had current liabilities in the amount of $1,886,302 resulting in a working capital deficit of $118,013. As of June 30, 2006, we had access to an available line of credit enabling us to draw a maximum of $1,000,000 to purchase inventory.

Operating activities used $2,141,830 in cash for the six months ended June 30, 2006. Our net loss of $2,135,133 was the primary component of our negative operating cash flow. Investing activities during the six months ended June 30, 2006 used $22,290 for the purchase of property and equipment. Net cash flows provided by financing activities during the six months ended June 30, 2006 was $1,980,000. We received $609,708 as proceeds from the issuance of notes payable to related parties and shareholder and $1,705,292 as proceeds from the issuance of common stock and warrants during the six months ended June 30, 2006.

In order for us to finance operations and continue our growth plan, additional funding will be required from external sources. We intend to fund operations through increased sales and debt and/or equity financing arrangements, which may be insufficient to fund our capital expenditures, working capital, or other cash requirements for the year ending December 31, 2006. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all. During the reporting period, we have raised $1,300,000 in a private equity offering, repaid the line of credit of $200,000 and $135,000 of notes to related parties.

Off Balance Sheet Arrangements

As of June 30, 2006, there were no off balance sheet arrangements.

Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business. As of June 30, 2006, we had an accumulated deficit of $17,368,671, recurring losses from operations and negative cash flow from operating activities for the six month period ended June 30, 2006 of $2,141,830. We also had a negative working capital of $118,013 as of June 30, 2006.

We intend to fund operations through increased sales and debt and/or equity financing arrangements, which may be insufficient to fund capital expenditures, working capital or other cash requirements for the year ending December 31, 2006. We are seeking additional funds to finance our immediate and long-term operations. The successful outcome of future financing activities cannot be determined at this time and there is no assurance that if achieved, we will have sufficient funds to execute our intended business plan or generate positive operating results.

These factors, among others, raise substantial doubt about our ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments related to recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should we be unable to continue as a going concern.

In response to these problems, management has taken the following actions:

•	We are expanding business beyond the pain management sector to service customers that require prescriptions to treat cancer, psychiatric, and neurological conditions.

•	We are aggressively signing up new physicians.

•	We are seeking investment capital through the public markets.

•	We retained a marketing firm to implement a new marketing strategy to attract business.

Critical Accounting Policies

In December 2001, the SEC requested that all registrants list their most “critical accounting policies” in the Management Discussion and Analysis. The SEC indicated that a “critical accounting policy” is one which is both important to the portrayal of a company’s financial condition and results, and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. We believe that the following accounting policies fit this definition.

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

Item 3.     Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2006. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Mr. Robert DelVecchio. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2006, our disclosure controls and procedures are of limited effectiveness. During the reporting period, we retained additional staffing in our financial reporting and accounting department with specialized knowledge and expertise in accounting principles generally accepted in the United States ("GAAP") to assist in the prevention of errors in financial reporting and related disclosures and increase our compliance with accounting pronouncements. The addition of addition staffing in our financial reporting and accounting department is a significant change in our internal controls over financial reporting that is anticipated to materially affect such controls.

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

Jeffrey M. Howard d.b.a. Howard & Associates

On January 19, 2006, a complaint was filed against us in the Superior Court of the State of California, County of Orange, Central Justice Center by Jeffrey M. Howard d.b.a. Howard & Associates and Edward C. Fisch (“Plaintiffs”) alleging breach of contract and related claims with regard to an attorney-client retainer agreement. The Plaintiffs were seeking damages in the amount of $37,004 plus interest from December 6, 2005. On January 27, 2006, the parties settled this dispute and a Stipulation for Entry of Judgment was executed. Under the terms of the Stipulation for Entry of Judgment, we agreed to pay the principal sum of $35,000 in four monthly installments of $7,500 and a final monthly payment of $5,000 by May 30, 2006. In accordance with the terms set forth in the Stipulation for Entry of Judgment, the Plaintiff dismissed the complaint against us on July 24, 2006.

Sheraton Operating Corporation d.b.a. The St. Regis Monarch Beach Report

On December 2, 2005, Sheraton Operating Corporation d.b.a. The St. Regis Monarch Beach Report and Spa (“Plaintiff”) filed a complaint against us in the Superior Court of the State of California for the County of Orange, Limited Jurisdiction Harbor Justice Center, Laguna Hills Facility alleging breach of contract. The Plaintiff was seeking relief in the amount of $14,863 plus prejudgment interest at the rate of ten percent per annum from October 3, 2004. On January 23, 2006, the parties settled this dispute and a Stipulation for Entry of Judgment was executed. During the reporting period, we completed the payments agreed to under the terms of the Stipulation for Entry of Judgment and the Plaintiff filed a request to dismiss this complaint with prejudice on May 15, 2006.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

The information set forth below relates to our issuances of securities without registration under the Securities Act during the reporting period which were not previously included in a Current Report on Form 8-K.

During the reporting period, we sold 2,125,000 units at $0.80 per unit to accredited investors in a private equity offering. Each unit consisted of two (2) shares of restricted common stock and one (1) warrant to purchase one (1) share of restricted common stock at an exercise price of $0.60 exercisable for thirty six (36) months after the close of the offering. We received an aggregate of $1,700,000 in proceeds and issued 4,250,000 shares of restricted common stock and 2,125,000 warrants in connection with this offering. These securities were issued pursuant to Section 4(2)

of the Securities Act. The investors represented their intention to acquire the securities for investment only and not with a view towards distribution. The investors were given adequate information about us to make an informed investment decision. We did not engage in any general solicitation or advertising. We directed our transfer agent to issue the stock certificates with the appropriate restrictive legend affixed to the restricted stock.

Subsequent to the reporting period, we issued 590,000 shares of restricted common stock to two consultants for services rendered, valued at $236,000 (estimated to be the fair value based on the trading price on the issuance date). These shares were issued pursuant to Section 4(2) of the Securities Act of 1933. We did not engage in any general solicitation or advertising. We issued the stock certificates and affixed the appropriate legends to the restricted stock.

Item 3.     Defaults upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Security Holders

Subsequent to the reporting period on July 17, 2006, we held the annual meeting of our security holders. The meeting was called for the purpose of electing four directors, approving an amendment to the Articles of Incorporation to increase the number of shares of common stock authorized for issuance from 70,000,000 to 150,000,000, to confirm the appointment of new auditors to examine our financial statements for the year ended December 31, 2006, and to transact any other items of business that may properly come before the meeting. The total number of shares of common stock outstanding at the record date, June 2, 2006, was 49,590,740 shares. The number of votes represented at this meeting was 25,942,082 shares, or 52.3% of shares eligible to vote.

The results for the election of directors were as follows:

Director	Votes Cast For	Votes Cast Against	Abstentions
Robert DelVecchio	25,803,182	0	133,900
Haresh Sheth	25,803,182	0	133,900
James Manfredonia	25,803,182	0	133,900
Richard Falcone	25,803,082	0	134,000

The security holders approved an amendment to the Articles of Incorporation to increase the number of shares of common stock authorized for issuance from 70,000,000 to 150,000,000 and the results were as follows:

Votes Cast For	Votes Cast Against	Abstentions
25,942,082	0	0

The security holders confirmed the appointment of new auditors to examine our financial statements for the year ended December 31, 2006 and the results were as follows:

Votes Cast For	Votes Cast Against	Abstentions
25,932,082	0	10,000

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

Assured Pharmacy, Inc.

Date:	August 11, 2006

By: /s/ Robert DelVecchio Mr. Robert DelVecchio Title: Chief Executive Officer, Chief Financial Officer and Director