Form 10QSB
period 2006-09-30
Assured Pharmacy, Inc.
filed 2006-11-09
CIK 1100592

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2006

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period__________ to __________

Commission File Number: 000-33165

Assured Pharmacy, Inc.
(Exact name of small business issuer as specified in its charter)

Nevada	98-0233878
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

17935 Sky Park Circle Suite F , Irvine, California 92614
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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 52,596,969 common shares as of November 8, 2006.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

PART I - FINANCIAL INFORMATION

Item 1.      Financial Statements

Our unaudited condensed consolidated financial statements included in this Form 10-QSB are as follows:
F-1	Unaudited Condensed Consolidated Balance Sheet as of September 30, 2006;
F-2	Unaudited Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2006 and 2005;
F-3	Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2006 and 2005;
F-4	Selected Notes to Unaudited Condensed Consolidated Financial Statements;

These unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-QSB. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended September 30, 2006 are not necessarily indicative of the results that can be expected for the full year.

ASSURED PHARMACY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
September 30, 2006
(UNAUDITED)

ASSETS

Current Assets:
Cash	$413,512
Accounts receivable, net of allowance for doubtful accounts of $45,000	1,135,963
Inventories	396,237
Prepaid expenses and other assets	157,288

Total Current Assets	2,103,000

Property and Equipment, net	353,236

Intangible Assets, net	80,402

$2,536,636

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable and accrued liabilities	$1,310,588
Notes payable to related parties and stockholders	1,516,229

Total Current Liabilities	2,826,817

Minority Interest	549,505

Commitments and contingencies	-

Stockholders' Deficit:
Preferred shares; par value $0.001 per share; authorized 5,000,000 shares; no preferred shares issued or outstanding	-

Common shares; par value $0.001 per share; 150,000,000 shares authorized; 62,665,129 common shares issued and outstanding	62,665

Additional paid-in capital, net	17,888,750

Deferred compensation	(401,723)

Accumulated deficit	(18,378,520)
(828,828)

Treasury stock; 10,858,000 common shares	(10,858)

Stockholders' deficit	(839,686)
$2,536,636

See accompanying notes to condensed consolidated financial statements

ASSURED PHARMACY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

SALES	$2,310,248	$980,181	$5,720,869	$2,417,988

COST OF SALES	(1,719,320)	(835,268)	(4,310,959)	(2,116,798)

GROSS PROFIT	590,928	144,913	1,409,910	301,190

OPERATING EXPENSES:
Salaries and related expenses	500,382	2,458,950	1,580,847	3,144,970
Consulting and other compensation	384,218	298,151	1,210,918	1,006,916
Selling, general and administrative	542,363	269,345	1,508,646	940,768
Restructuring charges	-	-	-	193,881
TOTAL OPERATING EXPENSES	1,426,963	3,026,446	4,300,411	5,286,535

LOSS FROM OPERATIONS	(836,035)	(2,881,533)	(2,890,501)	(4,985,345)

OTHER INCOME/(EXPENSE):
Interest expense	(35,738)	(31,783)	(113,726)	(98,086)
Other expense	(71,404)	-	(95,670)	(76,889)
Gain on forgiveness of debt	-	4,370	-	1,060,400
TOTAL OTHER INCOME (EXPENSE)	(107,142)	(27,413)	(209,396)	885,425

LOSS BEFORE MINORITY INTEREST	(943,177)	(2,908,946)	(3,099,897)	(4,099,920)
MINORITY INTEREST	(37,908)	73,069	(45,086)	250,629

NET LOSS	$(981,085)	$(2,835,877)	$(3,144,983)	$(3,849,291)

Basic and diluted loss per common share	$(0.02)	$(0.07)	$(0.06)	$(0.10)

Basic and diluted weighted average number of common shares outstanding	51,605,167	39,434,857	48,702,702	40,114,227

See accompanying notes to condensed consolidated financial statements

ASSURED PHARMACY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	NINE MONTHS ENDED SEPTEMBER 30,
	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,144,983)	$(3,849,291)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	87,083	123,556
Impairment of property and equipment related to restructuring	-	137,312
Amortization of deferred consulting fee	891,364	268,750
Loss on settlement of debt	-	87,960
Gain on forgiveness of debt	-	(1,011,522)
Minority interest in net loss of Joint Venture	57,087	(250,629)
Issuance of common stock for services	7,000	2,326,392
Allowance for doubtful accounts	45,000	-
Changes in operating assets and liabilities:
Accounts receivable	(650,233)	-
Inventories	(134,464)	(221,323)
Prepaid expenses and other current assets	(126,043)	(17,592)
Accounts payable and accrued liabilities	251,425	244,843
Net cash used in operating activities	(2,716,764)	(2,161,544)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(79,751)	-
Net cash used in investing activities	(79,751)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from line of credit	-	2,472,000
Proceeds from the issuance of notes payable to related parties and shareholders	615,000	355,000
Principal repayments on line of credit	(200,000)	(1,835,365)
Principal repayments on notes payable to related parties and shareholders	(136,906)	(185,000)
Borrowings on notes payable to related party and shareholder	-	-
Proceeds from issuance of convertible debentures	800,000
Proceeds from issuance of common stock and warrants	1,775,292	1,412,978
Net cash provided by financing activities	2,853,386	2,219,613

Net Increase in cash	56,871	58,069

Cash at beginning of period	356,641	86,325

Cash at end of period	$413,512	$144,394

Supplemental disclosure of cash flow information-
Cash paid during the period:

Interest	$104,683	$98,085

Income taxes	$1,630	$-

Non-cash financing and investing activities
Conversion of notes payable to common stock	$425,000	$-
Conversion of accrued interest in to notes payable	$8,135	$-
Issuance of common stock om connection for the services provided	$739,500	$-

See accompanying notes to condensed consolidated financial statements

ASSURED PHARMACY, INC. AND SUBSIDIARIES
FORMERLY KNOWN AS eRXSYS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006

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
SEPTEMBER 30, 2006

1. ORGANIZATION AND BASIS OF PRESENTATION (continued)

In February 2004, Assured Pharmacy entered into an agreement (the “Agreement”) with TAPG, L.L.C. ("TAPG"), a Louisiana limited liability company, and formed Safescript Northwest, Inc., a Louisiana corporation, to establish and operate pharmacies. Effective August 19, 2004, Safescript Northwest, Inc. changed its name to Assured Pharmacies Northwest, Inc. ("APN").

The Agreement provides that TAPG will contribute start-up costs in the amount of $335,000 per pharmacy location established not to exceed five pharmacies. Assured Pharmacy, Inc.’s contribution under the Agreement consists of granting the right to utilize its intellectual property rights and to provide sales and marketing services. Between March and October 2004, APN received from TAPG start-up funds in the amount of $854,213 as its capital contribution for three pharmacies. This capital contribution funded the opening of two pharmacies in Kirkland, Washington in August 2004 and Portland, Oregon in September 2004. Included in these monies was a partial capital contribution in the amount of $190,000 for the establishment of another pharmacy located in Portland, Oregon. TAPG remains obligated to contribute an additional $145,000 to satisfy their full contribution. Assured Pharmacy, Inc. and APN requested that TAPG provide the $150,787 balance of its full capital contribution. TAPG is also obligated to contribute their proportionate share of the start-up costs in excess of their initial capital contribution of $335,000 per pharmacy. The Agreement defines start-up costs as any costs associated with the opening of any open pharmacy location that accrue within one hundred eighty days following the opening of that particular pharmacy. As of September 30, 2006, TAPG is obligated to contribute an additional $22,219 together with interest in the amount of $7,515 to satisfy its proportionate share of the start-up costs in excess of their initial capital contribution.

Following the start-up period, Assured Pharmacy advanced interest-free loans to sustain operations at both pharmacies operated by APN. On March 6, 2006, these loans were converted into 378 shares of APN capital stock. Following the conversion of this debt into equity, Assured Pharmacy increased their ownership interest in APN from 75% to 94.8%. TAPG owns the remaining 5.2% interest.

The Company’s common stock is quoted on the Over-the-Counter Bulletin Board (the “OTCBB”) under the symbol “APHY.”

ASSURED PHARMACY, INC. AND SUBSIDIARIES
FORMERLY KNOWN AS eRXSYS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006

1. ORGANIZATION AND BASIS OF PRESENTATION (continued)

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

During the third quarter, the Company has incorporated three wholly-owned subsidiaries for the purpose of operating additional pharmacies. On July 21, 2006, the Company incorporated Assured Pharmacy Gresham, Inc. (“Gresham”). On August 11, 2006, the Company incorporated Assured Pharmacy Irvine, Inc. (“Irvine”), and on September 25, 2006, the Company incorporated Assured Pharmacy Los Angeles 1, Inc. (“L.A. 1”).

Basis of Presentation

The Company’s management, without audit, prepared the condensed consolidated financial statements for the three and nine months ended September 30, 2006 and 2005. The information furnished has been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial reporting. Accordingly, certain disclosures normally included in financial statements prepared in accordance with GAAP have been condensed and consolidated or omitted. In the opinion of management, all adjustments considered necessary for the fair presentation of the Company's financial position, results of operations and cash flows have been included and (except as described in Note 3) are only of a normal recurring nature. The results of operations for the three and nine months ended September 30, 2006 are not necessarily indicative of the results of operations for the year ending December 31, 2006.

The consolidated financial statements include the accounts of Assured Pharmacy, Inc., its wholly-owned subsidiaries, and majority-owned subsidiaries. All inter-company accounts and transactions have been eliminated in consolidation.

These condensed consolidated financial statements should be read in conjunction with the

ASSURED PHARMACY, INC. AND SUBSIDIARIES
FORMERLY KNOWN AS eRXSYS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006

1. ORGANIZATION AND BASIS OF PRESENTATION (continued)

Basis of Presentation (continued)

Company's audited consolidated financial statements as of December 31, 2005, which are included in the Company’s Annual Report on Form 10-KSB that was filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2006.

Going Concern Considerations

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business. As of September 30, 2006, the Company had an accumulated deficit of $18,378,520, recurring losses from operations and negative cash flow from operating activities for the nine month period ended September 30, 2006 of $3,144,983. The Company also had a negative working capital of $ 723,817 as of September 30, 2006.

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

In response to these problems, management has taken the following actions:

•	The Company is expanding its revenue base beyond the pain management sector to service customers that require prescriptions to treat cancer, psychiatric, and neurological conditions.

•	The Company is aggressively signing up new physicians, which will result in new patients.

•	The Company is seeking investment capital through the public markets (See Note for additional information).

•	The Company implemented a new marketing strategy and retained additional sales personnel to attract business.

ASSURED PHARMACY, INC. AND SUBSIDIARIES
FORMERLY KNOWN AS eRXSYS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or estimated market, and consist primarily of pharmaceutical drugs. Market is determined by comparison with recent sales or net realizable value. Net realizable value is based on management’s forecast for sales of its products or services in the ensuing years and/or consideration and analysis of changes in customer base, product mix, payor mix, third party insurance reimbursement levels or other issues that may impact the estimated net realizable value. Management regularly reviews inventory quantities on hand and records a reserve for shrinkage and slow-moving, damaged and expired inventory, which is measured as the difference between the inventory cost and the estimated market value based on management’s assumptions about market conditions and future demand for its products. At September 30, 2006, such reserves were insignificant to the accompanying condensed consolidated financial statements. Should the demand for the Company's products prove to be less than anticipated, the ultimate net realizable value of its inventories could be substantially less than reflected in the accompanying consolidated balance sheet.

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

Long Lived Assets:

In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 144,"Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. If the cost basis of a long-lived asset is greater than the projected future undiscounted net cash flows from such asset, an impairment loss is recognized. Impairment losses are calculated as the difference between

ASSURED PHARMACY, INC. AND SUBSIDIARIES
FORMERLY KNOWN AS eRXSYS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Long Lived Assets (continued)

the cost basis of an asset and its estimated fair value. SFAS No. 144 also requires companies to separately report discontinued operations, and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment or in a distribution to owners) or is classified as held for sale. Assets to be disposed of are reported at the lower of the carrying amount or the estimated fair value less costs to sell.
The Company's long-lived assets consist of computers, software, office furniture and equipment, and leasehold improvements on pharmacy build-outs which are depreciated with useful lives varying from 3 to 10 years. Leasehold improvements are depreciated over the shorter of the useful life or the remaining lease term, typically 5 years. The
Company assesses the impairment of these long-lived assets at least annually and makes adjustment accordingly.

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

ASSURED PHARMACY, INC. AND SUBSIDIARIES
FORMERLY KNOWN AS eRXSYS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Revenue Recognition (continued)

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
SEPTEMBER 30, 2006

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Stock-based Employee Compensation (continued)

The Company did not issue any stock-based compensation for the nine months ended September 30, 2006. In the event the Company determined compensation expense of the employee stock options issued prior to January 1, 2006, based on the estimated fair value of the stock options at the grant date and consistent with guidelines of SFAS 123, its net loss and loss per share would have been as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005

Net loss applicable to common stockholders:
As reported	$(981,085)	(2,835,877)	$(3,144,983)	$(3,849,291)

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	-	(1,125)	-	(3,375)
Pro forma	$(981,085)	$(2,837,002)	$(3,144,983)	$(3,852,666)

Basic and diluted (loss) per common share:
As reported	$(0.02)	$(0.07)	$(0.06)	$(0.10)
Pro forma	$(0.02)	$(0.07)	$(0.06)	$(0.10)

The above pro-forma effects of applying SFAS 123 are not necessarily representative of the impact on the results of operations for future years.

ASSURED PHARMACY, INC. AND SUBSIDIARIES
FORMERLY KNOWN AS eRXSYS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006

3. LINE OF CREDIT FROM A RELATED PARTY

On October 31, 2005, the Company entered into Line of Credit Agreement (“LOC”) with Mosaic Financial Services, Inc. (“Mosaic”) enabling us to draw a maximum of $1,000,000 to purchase inventory. This LOC has a one time commitment fee equal to three percent (3%) of the initial amount of the LOC. The LOC has a monthly interest rate of 1.5% of the then LOC limit. These accrued finance charges will be deducted prior to any advances. Under the terms of the LOC, Mosaic has a conversion right to convert all or a portion of the outstanding advances into shares of our common stock where conversion price is based on the weighted average closing bid price for the our common stock on the over-the-counter bulletin board (or such other equivalent market on which our common stock is quoted) for the seven trading days immediately preceding the date the conversion right is exercised. The conversion price shall not be less than $0.40 or more than $0.80. This LOC is secured by substantially all of our assets. On May 1, 2006, the Company repaid $200,000, which was drawn down in October, 2005. Since April 15 2006, the Company has been able to finance its inventory purchases without the need to draw down funds from the LOC.

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

In February 2005 the Company entered into a termination and settlement agreement with the former CEO, whereby he agreed to accept $10,000 cash, 494,000 shares of restricted common stock and warrants (fully vested and immediately exercisable, five year period, at a price range of $0.75 to $1.25 per share) to purchase 1,300,000 shares of the Company’s common stock and forever discharge the Company from all liability associated with this debt. During the quarter ended September 30, 2005, the Company paid $10,000 on this settlement. In addition, the Company recorded a credit to subscribed stock for $494; a credit to additional paid in capital for $118,066 (the estimated fair value of the stock based on the trading price on the settlement date); and recorded a credit to additional paid in capital for $329,400 (estimated fair value of the warrants based on the Black-Scholes pricing model on the settlement date) and a loss on settlement of debt of $87,960, thereby extinguishing this liability.

ASSURED PHARMACY, INC. AND SUBSIDIARIES
FORMERLY KNOWN AS eRXSYS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006

4. NOTES PAYABLE TO RELATED PARTIES AND STOCKHOLDERS (continued)

TAPG Note

In January 2005, the Company entered into an agreement with TAPG where TAPG was to advance $270,000 in connection with establishing pharmacies in the Pacific Northwest of the United States (see Note 1). The note was to be funded by TAPG LLC in monthly instalments of $45,000 up to a maximum of $270,000. The note accrued interest at a fixed rate of 7% per annum. The note is secured by the assets of API’s pharmacies, in which the Company holds a controlling interest. However, the Company received only $40,000 during 2005. The note matured in January 2006 and was not extended. As of September 30, 2006, the Company paid $20,000 payment on this note. The Company intends to retire the remaining balance due of $20,000 plus interest in the fourth quarter of 2006.

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

Pursuant to the terms of this agreement, Malaton had a continuing conversion right during the term to convert all or a portion of the then outstanding amount of the obligations into a number of shares of the Company’s common stock determined at a conversion price equal to the rolling seven (7) trading day weighted average closing bid price for the Common Stock on the OTC:BB (or such other equivalent market on which the Common Stock is quoted) calculated as of the trading day immediately preceding the date the Conversion Right is exercised. On March 1, 2006, Malaton elected to convert the loan into 625,000 shares of the Company’s restricted common stock. The shares issued upon conversion are entitled to piggyback registration rights.

On December 21, 2005, the Company entered into a loan agreement with Kenido Holdings, Inc. (“Kenido”). Under the terms of the agreement, the Company received
$175,000 for a twelve (12) month term which can be extended for an additional twelve
(12) month period by mutual consent. On the date of funding, the Company paid the lender a one time commitment fee equal to 3% of the initial amount of the loan. The loan had an interest rate of 15% per annum payable in monthly installments.
Pursuant to the terms of this agreement, the Kenido had a continuing conversion right during the term to convert all or a portion of the then outstanding amount of the

ASSURED PHARMACY, INC. AND SUBSIDIARIES
FORMERLY KNOWN AS eRXSYS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006

4. NOTES PAYABLE TO RELATED PARTIES AND STOCKHOLDERS (continued)

Convertible Loans (continued)

obligations into a number of shares of the Company’s common stock determined at a conversion price equal to the rolling seven (7) trading day weighted average closing bid price for the Common Stock on the OTC:BB (or such other equivalent market on which the Common Stock is quoted) calculated as of the trading day immediately preceding the date the Conversion Right is exercised. On March 1, 2006, Kenido elected to convert the loan into 437,500 shares of the Company’s restricted common stock. The shares issued upon conversion are entitled to piggyback registration rights.

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

During the nine months ended September 30, 2006, the Company paid $100,000 towards the principal of this loan, along with interest of $27,267. In addition, the Company accrued $18,750 of interest on this loan as of September 30, 2006.

ASSURED PHARMACY, INC. AND SUBSIDIARIES
FORMERLY KNOWN AS eRXSYS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006

5. EQUITY TRANSACTIONS

Common Stock

On July 17, 2006, the Company amended its Articles of Incorporation to increase the number of authorized shares of common stock available for issuance from 70,000,000 to 150,000,000, par value of $0.001 per share.

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

During the three months ended March 2006, the Company entered into debt conversion agreements with two lenders converting the total principal balances of $425,000 into 1,062,500 restricted shares of common stock. These shares were issued pursuant to Section 4(2) of the Securities Act

During the three months ended March 2006, the Company issued 625,000 shares of restricted common stock to three (3) consultants in connection with service agreements with various ending dates. Such stock was valued at $240,000 (estimated to be the fair value based on the trading price on the issuance date). As a result of these transactions, the Company recorded a debit to deferred compensation of $240,000 and a credit to common stock and additional paid-in capital of $625 and $239,375, respectively.

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

During the three months ended September 30, 2006, the Company issued 590,000 shares of restricted common stock to two consultants in connection with the existing service agreements with various ending dates. Such stock was valued at $206,500 (estimated to be the fair value based on the trading price on the issuance date). The Company recorded $199,500 as deferred compensation, and $7,000 as consulting expense.

ASSURED PHARMACY, INC. AND SUBSIDIARIES
FORMERLY KNOWN AS eRXSYS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006

5. EQUITY TRANSACTIONS (continued)

Common Stock (continued)

As a result of these transactions, the Company recorded a debit to deferred compensation and consulting expense of $199,500 and $7,000, respectively and, a credit to common stock and additional paid-in capital of $590 and $205,910 respectively.

For the three months and nine months ended September 30, 2006, the Company amortized $270,928 and $891,367, respectively, as deferred compensation leaving a balance of $401,720 of deferred compensation at September 30, 2006 to be amortized over the remaining lives of such consulting contracts.

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

During the three months ended September 30, 2006, the Company sold 87,500 units at $0.80 per unit, or an aggregate of $70,000 in proceeds, to accredited investors in a private equity offering. Each unit consists of two (2) shares of restricted common stock and one (1) warrant to purchase one (1) share of restricted common stock at an exercise price of $0.60 exercisable for thirty six (36) months after the acceptance date of the subscription. These securities were issued pursuant to Section 4(2) of the Securities Act of 1933, as amended.

6. UNSECURED CONVERTIBLE DEBENTURE NOTES

During three months ended September 30, 2006, the Company raised $800,000 by issuing one year unsecured convertible debentures (“Debenture”) with interest at 18% per annum.

The Debenture holders have the right to convert their notes into fully paid non-assessable shares of common stock and Common Stock Purchase Warrants at the conversion price of $0.40 The Common Stock Purchase warrants are convertible into the shares of the company’s common stock at the exercise price of $0.60 for a period of one (1) year and $0.80 per share for a period of two (2) years.

ASSURED PHARMACY, INC. AND SUBSIDIARIES
FORMERLY KNOWN AS eRXSYS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006

6. UNSECURED CONVERTIBLE DEBENTURE NOTES (Continued)

The total interest is payable solely in the shares of the Company’s common stock on the issuance date. The number of shares to be issued in payment of the interest is to be calculated based upon average closing price for the Company’s common stock on NASD OTCBB for the five (5) consecutive trading days preceding the issuance date. As of September 30, 2006, the shares have not been issued, however, the liability for the interest has be recorded by the Company.

7. COMMITMENTS AND CONTINGENCIES

Legal Matters

Sixth and Sprague Retail, LLC

On or about May 16, 2005, a complaint was filed against the Company in the Superior Court of the State of Washington in and for the County of Pierce by Sixth and Sprague Retail, LLC (“Plaintiff”) as a result of the Company’s alleged breach of a lease agreement relating to property located at 2024 6th Avenue, Suite 13, Tacoma, Pierce County, Washington 98405. On August 4, 2005, a partial judgment was entered against the Company in the sum of $22,316 plus attorney’s fees in the sum of $650 and costs in the sum of $315, plus post-judgment interest at the rate of 12% per annum. It was further ordered that the Plaintiff was reserved the right to seek additional judgment amount upon further application to the court. On June 2, 2006, the parties stipulated to a motion to vacate the order of default, findings of fact and conclusions of law, and partial judgment entered on August 4, 2005. Subsequent to the reporting period, the parties settled this dispute and we agreed to pay the principal sum of $47,500 in nine monthly installments of $5,277.78. In accordance with the terms of the settlement, the Plaintiffs agreed to dismiss the complaint with prejudice.

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

From time to time, the Company may be involved in various claims, lawsuits, dispute with third parties, actions involving allegations of discrimination or breach of contract actions incidental to the normal operations of the business. In the opinion of management, the Company is not currently involved in any litigation which it believes could have a material adverse effect on the Company’s financial position or results of operations.

ASSURED PHARMACY, INC. AND SUBSIDIARIES
FORMERLY KNOWN AS eRXSYS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006

8. LOSS PER COMMON SHARE

The following is a reconciliation of the numerators and denominators of the basic and diluted loss per common share computations for the three months and nine months ended September 30 2006 and 2005:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005

Numerator for basic and diluted loss per common share:

Net loss to common stockholders	$(981,085)	$(2,835,877)	$(3,144,983)	$(3,849,291)

Denominator for basic and diluted loss per common shares:

Weighted average number of shares outstanding	51,605,167	39,434,857	48,702,702	40,114,227

Basic and diluted loss per common share	$(0.02)	(0.07)	$(0.06)	(0.10)

Due their anti-dilutive effect, the following potential common shares have been excluded from the computation of dilutive earnings per share:

	2006	2005

Warrants	9,569,375	7,213,125

Stock Options	7,370,000	6,091,667

9. CHANGES IN THE MANAGEMENT

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

On May 1, 2006, the Company’s board of directors appointed Haresh Sheth as the Company’s Chief Operating Officer.

ASSURED PHARMACY, INC. AND SUBSIDIARIES
FORMERLY KNOWN AS eRXSYS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006

10. INCOME TAXES

Due to losses incurred for the nine months ended September 30, 2006, there is no current provision for income taxes.

Deferred tax asset consist of the following at September 30, 2006:

2006

Net operating losses	$13,258,358
Depreciable assets	1,150,000
14,404,358
Valuation allowance	(14,404,358)

$-

Based upon the net operating losses incurred since inception, management has determined that it is more likely than not that the deferred tax assets as of September 30, 2006 will not be recognized. Consequently, the Company has established a valuation allowance against the entire deferred tax assets.

As of September 30, 2006, the Company has federal and state net operating losses of approximately $14 million that begin to expire in 2023 and 2010 for federal and state purposes, respectively.

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

ASSURED PHARMACY, INC. AND SUBSIDIARIES
FORMERLY KNOWN AS eRXSYS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006

11. SUBSEQUENT EVENTS

Unsecured Convertible Debenture Note

Subsequent to the reporting period, the Company raised $150,000 by issuing a one-year unsecured convertible debenture (“Debenture”) carrying an interest rate of 18% per annum. The Debenture provides that all the interest is payable solely in the shares of the Company’s common stock on the issuance date. The number of shares to be issued as interest is to be calculated based upon average closing price for our common stock on NASD OTCBB for the five (5) consecutive trading days preceding the issuance date. The Company issued 86,405 shares of common stock as payment of interest on the Debenture. The Debenture holders have the right to convert their Debenture into fully paid non-assessable shares of common stock at $0.40 and Common Stock Purchase Warrants to purchase one (1) share of restricted common stock at an exercise price of $0.60 exercisable for 12 months after the conversion date and to purchase one (1) share of restricted common stock at an exercise price of $0.80 exercisable for 24 months.

Legal Matters

On or about May 16, 2005, a complaint was filed against the Company in the Superior Court of the State of Washington in and for the County of Pierce by Sixth and Sprague Retail, LLC (“Plaintiff”) as a result of the Company’s alleged breach of a lease agreement relating to property located at 2024 6th Avenue, Suite 13, Tacoma, Pierce County, Washington 98405. On August 4, 2005, a partial judgment was entered against the Company in the sum of $22,316 plus attorney’s fees in the sum of $650 and costs in the sum of $315, plus post-judgment interest at the rate of 12% per annum. It was further ordered that the Plaintiff was reserved the right to seek additional judgment amount upon further application to the court. On June 2, 2006, the parties stipulated to a motion to vacate the order of default, findings of fact and conclusions of law, and partial judgment entered on August 4, 2005. Subsequent to the reporting period, the parties settled this dispute and we agreed to pay the principal sum of $47,500 in nine monthly installments of $5,277.78 commencing on November 1, 2006. In accordance with the terms of the settlement, the Plaintiffs agreed to dismiss the complaint with prejudice.

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

We are preparing to open a sixth pharmacy located in Gresham, Oregon. Subsequent to the reporting period, the Oregon Board of Pharmacy approved our application for a license to operate a pharmacy at this location. Construction of the pharmacy at this location has started and we anticipate that this pharmacy will be open for business before the end of the current fiscal year.

This pharmacy represents the first wholly-owned pharmacy we established and our third location in the Portland, Oregon area.

As a result of the growth in our business and improvement in our operations, our management is seeking to expand our business by establishing additional pharmacies which are wholly-owned. Our management is seeking to open five additional wholly-owned pharmacies during 2007 financed through internal cash flow. We are currently considering future locations within or in close proximity to medical facilities located in major metropolitan areas within Arizona, California, Nevada, Oregon, Texas, and Washington.

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

In an attempt to further expand our business and improve our marketing plan, we retained the marketing firm of Rainmaker & Sun Integrated Marketing, Inc. (“Rainmaker”). With the assistance of Rainmaker, we revised our marketing plan and launched a new marketing campaign in July 2006. Our new marketing strategy shifted the target of our marketing efforts from physicians to also include the patient. Our new marketing campaign is targeted to consumers in the Seattle, Washington and Los Angeles, California test markets and is designed to further increase consumer awareness of our pharmacies and the services they provide. Our marketing campaign includes newspaper advertisements and inserts, billboards, bus shelter displays and direct mailing. We are at the early stages of implementing our new marketing plan and have not been able to determine its precise impact on our operations. Also in an attempt to expand our business, we doubled our sales force which our management anticipates to have a positive material impact on our operations.

The table set forth below summarizes the number of prescriptions filled by our five pharmacies during the three and nine months ended September 30, 2006 and 2005. Our second pharmacy established in Portland, Oregon began filling prescriptions during the three months ended September 30, 2006 and the total number of prescriptions filled at this location had no material impact on our total prescriptions filled because it only recently commenced operations.

	Three months ended September 30, 2006	Three months ended September 30, 2005	Nine Months Ended September 30, 2006	Nine Months Ended September 30, 2005
Total Number of Prescriptions	14,816	8,458	38,229	20,183
Average Prescriptions Per Week	1,140	651	980	518

The total number of prescriptions filled at our pharmacies for the three months ended September 30, 2006 was 14,816 which is an increase of approximately 75% from the 8,458 total prescriptions filled at our pharmacies for the three months ended September 30, 2005. Excluding the prescriptions filled at our second pharmacy established in Portland, Oregon, the total number of prescriptions filled at our pharmacies for the three months ended September 30, 2006 increased by approximately 14% from the 12,461 total prescriptions filled at the same four pharmacies in the prior three months ended June 30, 2006. The total number of prescriptions filled at our pharmacies for the nine months ended September 30, 2006 was 38,229 which is an increase of approximately 89% from the 20,183 total prescriptions filled at our pharmacies for the nine months ended September 30, 2005. Our management credits our successful marketing efforts directly to the patient and the expanded reach of our business beyond pain management for this increase in our business.

We have also developed a monthly call program where our pharmacies are now contacting each recurring patient directly on a monthly basis to ensure that the patient has experienced no complications with the prescribed medication and to inquire into whether the patient needs the prescription refilled. At the time of each monthly call, our pharmacies are also inquiring into whether other members of the household also need a prescription refilled. Our management anticipates that the monthly call program will enhance consumer loyalty and increase the total number of prescriptions filled at our pharmacies.

On an ongoing basis, our management is evaluating our operations and seeking additional opportunities to expand our business. During the fiscal quarter ended March 31, 2006, we established a working relationship with a specialty compounding pharmacy, which will enable physicians to prescribe custom compounded drugs and have those prescriptions filled at our pharmacies. Since this time, we have established relationships with other compound drug providers to increase our available inventory of compounded drugs. Pharmaceutical compounding is the combining, mixing, or altering of ingredients to create a customized medication for an individual patient in response to a licensed physician’s prescription. Physicians often prescribe compounded medications for reasons that include situations where there is not presently a commercially available drug to treat the unique health condition of an individual patient or to combine several medications the patient is taking to increase compliance. Custom compounded drugs can offer additional means of treating chronic pain. We anticipate that our ability to fill prescriptions for custom compounded drugs will expand our business and enable us to better service patients who require treatment for chronic pain management. During the three months ended September 30, 2006, we filled 72 prescriptions for custom compounded drugs which generated $14,400 in revenue. The gross profit margin on these prescriptions was 61%.

As a result of the high gross profit margins on custom compounded drugs, our management is seeking to commit additional resources to expand this area of our business.

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

On January 3, 2006, we incorporated Assured Pharmacy Plus, Corp. (“Plus Corp.”) as a wholly-owned subsidiary to develop this opportunity. We entered into an arrangement with Affiliated Healthcare Administrators (“AHA”), a third party health plan administrator, to provide prescription service to their members. Under the arrangement with AHA, our pharmacies will provide prescription service to AHA members upon receipt of a traditional co-payment. Thereafter, we will process the prescription claim with AHA and receive the remaining balances due for their member’s prescription purchases. Plus Corp. will process claims relating to the prescription filled at our pharmacies for AHA members in exchange for an administration fee. During the three months ended September 30, 2006, we generated $4,150 in revenue from providing prescription to AHA members. Our management is contemplating expanding the operations of Plus Corp. by licensing the entity as a pharmacy that exclusively focuses on servicing the niche of consumers that are members of third party health plan administrators and receive their prescriptions exclusively via courier.

Also on January 3, 2006, we incorporated Assured Pharmacy DME, Corp. (“DME”) as a wholly-owned subsidiary for the purpose of facilitating and making available specialized medical equipment to our consumers. We established a relationship with a provider of specialized medical equipment to make these products available to our consumers. In July 2005, we began notifying our consumers of the availability of these products by disseminating a notification with each prescription filled at our pharmacies. We are now accepting and processing orders for specialized medical equipment. We will not maintain any inventory of specialized medical equipment at any of our pharmacies. All orders will be shipped directly to the consumer from a product wholesaler. During the three months ended September 30, 2006, we generated $6,376 in revenue from sales of specialized medical equipment. The gross profit margin on these orders for specialized medical equipment was approximately 63%. Our management is encouraged by our consumers’ early response to our offering of specialized medical equipment. Our management believes that our business can expand significantly by providing specialized medical equipment to our consumers and anticipates committing additional resources to expand this area of our business.

Results of Operations for the three and nine months ended September 30, 2006 and 2005

Revenues

Our total revenue reported for the three months ended September 30, 2006 was $2,310,248, a 135% increase from $980,181 for the three months ended September 30, 2005. The average revenue generated per prescription during the three months ended September 30, 2006 was $155. We generated more revenue in the three months ended September 30, 2006 than in any other quarterly period since our inception.

Our total revenue reported for the nine months ended September 30, 2006 was $5,720,869, a 136% increase from $2,417,988 for the nine months ended September 30, 2005. The average revenue generated per prescription during the nine months ended September 30, 2006 was $149. Our revenue for the three and nine months ended September 30, 2006 and 2005 was generated almost exclusively from the sale of prescription drugs.

Our total gross revenue generated has increased each quarterly period since we began to generate revenue from our current operations. The table set forth below shows our total reported gross revenue generated for each of the first three quarterly periods during fiscal 2005 and 2006:

	2005	2006
Quarterly Period Ended March 31	$648,402	$1,515,645
Quarterly Period Ended June 30	$789,404	$1,894,976
Quarterly Period Ended September 30	$980,181	$2,310,248

Our management attributes the significant increase in our revenue from the same reporting periods in the prior fiscal year to our successful marketing efforts and an expansion of our business beyond the pain management sector to service customers that require prescriptions to treat cancer, psychiatric, and neurological conditions. Our management anticipates that our revenues generated will continue to increase based upon the efforts of additional sales personnel retained during the reporting period and the establishment of additional pharmacies in the current year. After approximately a two year period without opening any additional pharmacy locations, we opened our fifth pharmacy located in Portland, Oregon on June 21, 2006. Although the operations at this new location had no material impact on our results of operations, we anticipate the establishment of this pharmacy and additional locations will increase our revenues. We anticipate that our sixth pharmacy, in Gresham, Oregon will be open for business before the end of the current fiscal year.

Cost of Sales

The total cost of sales for the three months ended September 30, 2006 was $1,719,320, a 106% increased from $835,268 for the three months ended September 30, 2005. The total cost of sales increased 104% to $4,310,959 for the nine months ended September 30, 2006 from $2,116,798 for the nine months ended September 30, 2005. The cost of sales consists primarily of the pharmaceuticals. The increase in cost of sales is primarily attributable to increased sales in the reporting period. During the fiscal year ended December 31, 2005, we negotiated cost reductions and more favorable credit terms with our primary drug supplier. As a result, we incurred lower costs of sales on a per unit basis during the three and nine months ended September 30, 2006 when compared to the same reporting period in the prior fiscal year.

Gross Profit

Gross profit increased to $590,928, or approximately 25% of sales, for the three months ended September 30, 2006. This is an increase from a gross profit of $144,913, or approximately 15% of sales for the three months ended September 30, 2005.

Gross profit increased to $1,409,910, or approximately 25% of sales, for the nine months ended September 30, 2006. This is an increase from a gross profit of $301,190, or approximately 13% of sales for the nine months ended September 30, 2005.

The increase in gross profit for the three and nine months ended September 30, 2006 when compared to the same reporting period in the prior fiscal year is attributable to increased sales of generic type drugs which have lower costs and higher gross margins. In addition, our increased gross profit in also attributable to negotiated cost reductions and more favorable credit terms from our primary pharmaceutical supplier during nine months ended September 30, 2006.

Operating Expenses

Operating expenses for the three months ended September 30, 2006 was $1,426,963, a 53% decrease from $3,026,446 for the three months ended September 30, 2005. Our operating expenses for the three months ended September 30, 2006 consisted of salaries and related expenses of $500,382, consulting and other compensation of $384,218, and selling, general and administrative expenses of $542,363. Our operating expenses for the three months ended September 30, 2005 consisted of salaries and related expenses of $2,458,950, consulting and other compensation of $298,151, and selling, general and administrative expenses of $269,345.

Operating expenses for the nine months ended September 30, 2006 was $4,300,411, a 19% decrease from $5,286,535 for the nine months ended September 30, 2005. Our operating expenses for the nine months ended September 30, 2006 consisted of salaries and related expenses of $1,580,847, consulting and other compensation of $1,210,918, and selling, general and administrative expenses of $1,508,596. Our operating expenses for the nine months ended September 30, 2005 consisted of salaries and related expenses of $3,144,970, consulting and other compensation of $1,006,916, selling, general and administrative expenses of $940,768, and restructuring charges of $193,881.

Salaries and related expenses were significantly higher in the three and nine months ended September 30, 2005 when compared to the current fiscal year primarily a result of out of the money options valued at $1,950,000 and common stock valued at $70,000 granted to our executive officers in 2005. The increase in consulting and other compensation is primarily attributable to the amortization resulting from the issuance of shares of restricted common stock to consultants over the life of the consulting agreements. The increase in selling, general and administrative expenses paid is primarily attributable the expenses associated with retaining

Rainmaker to launch our new marketing plan.

Other Income and Expense

During the three months ended September 30, 2006, we reported other expenses in the amount of $107,142, compared to reporting other expense in the amount of $27,413 for the same reporting period in the prior year.

During the nine months ended September 30, 2006, we reported other expenses in the amount of $209,396, compared to reporting other income in the amount of $885,425 for the same reporting period in the prior year.

The other income reported during the nine months ended September 30, 2005, is attributable to a gain on the forgiveness of debt in the amount of $1,060,400 in connection with a Settlement Agreement and Mutual Release (the “Settlement Agreement”) between Safescript Pharmacies, Inc., a Texas corporation f/k/a RTIN Holdings, Inc. and Safe Med Systems, Inc., a Texas corporation (collectively, “Safescript”), and us. The Settlement Agreement contained a mutual release which resulted in the Safescript releasing us from of any liability with respect to a note payable due to the Safescript in the amount of approximately $1,013,000. In the absence of this gain on the forgiveness attributable to the settlement agreement, we would have reported other expenses of $174,975 for the nine months ended September 2005. We incurred interest expense of $35,738 during the three months ended September 30, 2006 and $113,726 during the nine months ended September 30, 2006. Interest expense for the three months ended September 30, 2006 was incurred on financing we received from related parties and interest paid on convertible debentures issued during the reporting period.

Net Loss

Net loss for the three months ended September 30, 2006 was $981,085, compared to net loss of $2,835,877 for the three months ended September 30, 2005. Net loss for the nine months ended September 30, 2006 was $3,144,983, compared to a net loss of $3,849,291 for the nine months ended September 30, 2005. The decrease in our net loss was primarily attributable to increased gross profit and lower operating expenses during the reporting period.

Our loss per common share for the three months ended September 30, 2006 was $0.02, compared to a loss per common share of $0.07 for the three months ended September 30, 2005. Our loss per common share for the nine months ended September 30, 2006 was $0.06, compared to a loss per common share of $0.10 for the nine months ended September 30, 2005.

Liquidity and Capital Resources

As of September 30, 2006, we had $413,512 in cash which primarily resulted from funds raised in the private offering of common stock. As of September 30, 2006, we had current assets in the amount of $2,103,000 and had current liabilities in the amount of $2,826,817 resulting in a working capital deficit of $723,817. As of September 30, 2006, we had access to an available line of credit enabling us to draw a maximum of $1,000,000 to purchase inventory.

Operating activities used $2,716,764 in cash for the nine months ended September 30, 2006. Our net loss of $3,127,066 was the primary component of our negative operating cash flow. Investing activities during the nine months ended September 30, 2006 used $79,751 for the purchase of property and equipment. Net cash flows provided by financing activities during the nine months ended September 30, 2006 was $2,853,386. We received $615,000 as proceeds from the issuance of notes payable to related parties, $800,000 as proceeds from the issuance of debentures and $1,775,292 as proceeds from the issuance of common stock and warrants during the nine months ended September 30, 2006.

In order for us to finance operations and continue our growth plan, additional funding will be required from external sources. We intend to fund operations through increased sales and debt and/or equity financing arrangements, which may be insufficient to fund our capital expenditures, working capital, or other cash requirements for the next twelve months. Our management anticipates that its financing efforts subsequent to the reporting period will result in sufficient funds to finance our operations over the next twelve months, but there can be no assurance that such additional financing will be available to us on acceptable terms, or at all.

Off Balance Sheet Arrangements

As of September 30, 2006, there were no off balance sheet arrangements.

Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business. As of September 30, 2006, we had an accumulated deficit of $18,378,520, recurring losses from operations of $3,144,983, and negative cash flow from operating activities of 2,716,764, for the nine month period ended September 30, 2006. We also had a negative working capital of $723,817 as of September 30, 2006.

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

In response to these problems, management has taken the following actions:

•	We are expanding our revenue base beyond the pain management sector to service customers that require prescriptions to treat cancer, psychiatric, and neurological conditions.

•	We are aggressively signing up new physicians, which will result in new patients.

•	We are seeking investment capital through the public markets.

•	We implemented a new marketing strategy and retained additional sales personnel to attract business.

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

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or estimated market, and consist primarily of pharmaceutical drugs. Market is determined by comparison with recent sales or net realizable value. Net realizable value is based on management’s forecast for sales of our products or services in the ensuing years and/or consideration and analysis of changes in customer base, product mix, payor mix, third party insurance reimbursement levels or other issues that may impact the estimated net realizable value. Management regularly reviews inventory quantities on hand and records a reserve for shrinkage and slow-moving, damaged and expired inventory, which is measured as the difference between the inventory cost and the estimated market value based on management’s assumptions about market conditions and future demand for our products. At September 30, 2006, such reserves were insignificant to the accompanying consolidated financial statements. Should the demand for our products prove to be less than anticipated, the ultimate net realizable value of our inventories could be substantially less than reflected in the accompanying consolidated balance sheet.

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

Item 3.     Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2006. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer as well as Chief Financial Officer, Mr. Robert DelVecchio. Based upon that evaluation, Mr. DelVecchio has concluded that, as of September 30, 2006, our disclosure controls and procedures are of limited effectiveness. There have been no changes in our internal controls over financial reporting during the quarter ended September 30, 2006.

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

Sixth and Sprague Retail, LLC

On or about May 16, 2005, a complaint was filed against us in the Superior Court of the State of Washington in and for the County of Pierce by Sixth and Sprague Retail, LLC (“Plaintiff”) as a result of our alleged breach of a lease agreement relating to property located at 2024 6th Avenue, Suite 13, Tacoma, Pierce County, Washington 98405. On August 4, 2005, a partial judgment was entered against us in the sum of $22,316 plus attorney’s fees in the sum of $650 and costs in the sum of $315, plus post-judgment interest at the rate of 12% per annum. It was further ordered that the Plaintiff was reserved the right to seek additional judgment amounts upon further application to the court. On June 2, 2006, the parties stipulated to a motion to vacate the order of default, findings of fact and conclusions of law, and partial judgment entered on August 4, 2005. Subsequent to the reporting period, the parties settled this dispute and we agreed to pay the principal sum of $47,500 in nine monthly installments of $5,277.78. In accordance with the terms of the settlement, the Plaintiffs agreed to dismiss the complaint with prejudice.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

The information set forth below relates to our issuances of securities without registration under the Securities Act during the reporting period which were not previously included in a Current Report on Form 8-K.

During the reporting period, we sold 87,500 units at $0.80 per unit, or an aggregate of $70,000 in proceeds, to accredited investors in a private equity offering. Each unit is priced at $0.80 and consists of two (2) shares of restricted common stock and one (1) warrant to purchase one (1) share of restricted common stock at an exercise price of $0.60 exercisable for thirty six (36) months after the acceptance date of the subscription. These securities were issued pursuant to Section 4(2) of the Securities Act of 1933, as amended. We did not engage in any general solicitation or advertising. We issued the stock certificates and affixed the appropriate legends to the restricted stock.

During the reporting period, we issued 590,000 shares of restricted common stock to two consultants for services rendered, valued at $236,000 (estimated to be the fair value based on the trading price on the issuance date). These shares were issued pursuant to Section 4(2) of the Securities Act of 1933. We did not engage in any general solicitation or advertising. We issued the stock certificates and affixed the appropriate legends to the restricted stock.

During the reporting period, we raised $800,000 by issuing a one-year unsecured convertible debenture (“Debenture”) carrying an interest rate of 18% per annum. The Debenture provides that all the interest is payable solely in the shares of our common stock on the issuance date. The number of shares to be issued as interest is to be calculated based upon average closing price for our common stock on NASD OTCBB for the five (5) consecutive trading days preceding the issuance date. As of September 30, 2006, the shares have not been issued, however, the liability for the interest has be recorded by the Company. The Debenture holders have the right to convert their Debenture into fully paid non-assessable shares of our common stock at $0.40 and Common Stock Purchase Warrants to purchase one (1) share of restricted common stock at an exercise price of $0.60 exercisable for 12 months after the conversion date and to purchase one (1) share of restricted common stock at an exercise price of $0.80 exercisable for 24 months. The Debenture and the shares issued as interest were issued pursuant to Section 4(2) of the Securities Act of 1933. We did not engage in any general solicitation or advertising. We issued the stock certificates and affixed the appropriate legends to the restricted stock.

Item 3.     Defaults upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Security Holders

During reporting period on July 17, 2006, we held the annual meeting of our security holders. The meeting was called for the purpose of electing four directors, approving an amendment to the Articles of Incorporation to increase the number of shares of common stock authorized for issuance from 70,000,000 to 150,000,000, to confirm the appointment of Miller, Ellin & Co. LLP as auditor to examine our financial statements for the year ended December 31, 2006, and to transact any other items of business that may properly come before the meeting. The total number of shares of common stock outstanding at the record date, June 2, 2006, was 49,590,740 shares. The number of votes represented at this meeting was 25,942,082 shares, or 52.3% of shares eligible to vote.

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

The security holders confirmed the appointment of Miller, Ellin & Co. LLP as auditor to examine our financial statements for the year ended December 31, 2006 and the results were as follows:

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

Assured Pharmacy, Inc.

Date:	November 8, 2006

By: /s/ Robert DelVecchio Robert DelVecchio Title: Chief Executive Officer and Chief Financial Officer