Form 10KSB
period 2006-12-31
Assured Pharmacy, Inc.
filed 2007-04-02
CIK 1100592

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006

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

State issuer’s revenue for its most recent fiscal year. $8,021,467

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity, as of a specified date within the past 60 days.
$14,559,670 as of March 7, 2007

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. 54,073,522 Common Shares as of March 7, 2007

Transitional Small Business Disclosure Format (Check One): Yes [ ] No [X]

 PART I
Item 1. Description of Business

Overview

We are engaged in the business of operating specialty pharmacies that dispense highly regulated pain medication. We recently expanded our business beyond pain management to service customers that require prescriptions to treat cancer, psychiatric, and neurological conditions. We derive our revenue primarily from the sale of prescription drugs and do not keep in inventory non-prescription drugs or health and beauty related products inventoried at traditional pharmacies. The majority of our business is derived from repeat business from our customers. “Walk-in” prescriptions from physicians are limited.

We currently have six operating pharmacies. Our first pharmacy was opened on October 13, 2003 in Santa Ana, California. On June 10, 2004, we opened our second pharmacy in Riverside, California. These pharmacies were opened pursuant to a joint venture agreement entered into with TPG, LLC where we maintained a 51% ownership interest in these pharmacies.  On December 15, 2006, we entered into a Purchase Agreement with TPG and acquired its 49% ownership in these pharmacies. As a result of this acquisition, we increased our ownership interest in these pharmacies to 100%. We opened our third pharmacy in Kirkland, Washington on August 11, 2004. Our fourth pharmacy was opened in Portland, Oregon on September 21, 2004. On June 21, 2006, we opened our fifth pharmacy also located in Portland, Oregon. The pharmacies located in Kirkland and Portland were opened pursuant to a joint venture agreement with TAPG LLC in which we have a 94.8% ownership interest in these pharmacies. In January 2007, we opened our sixth pharmacy in Gresham, Oregon and our third wholly-owned pharmacy.

 Agreement with TPG, L.L.C.

On April 24, 2003, we entered into an agreement with TPG, L.L.C. (“TPG”) for the purpose of funding the establishment and operations of pharmacies. Under this agreement, TPG held the right to fund on a joint venture basis fifty pharmacies that we established. In exchange for contributing financing in the amount of $230,000 per pharmacy location, TPG acquired a 49% ownership interest in each pharmacy established under this agreement and we owned the remaining 51%. Under the terms of the agreement with TPG, our contribution to establish pharmacies primarily consisted of the right to utilize our intellectual property rights and to provide sales and marketing services.

Assured Pharmacies, Inc. (“API”) was formed to establish and operate the pharmacies that would be operated under the agreement with TPG. In accordance with the terms of the agreement with TPG, we owned 51% of API and TPG owned the remaining 49%.

Under this joint venture, we established our first pharmacy in Santa Ana, California and our second pharmacy in Riverside, California. On December 15, 2006, we entered into a Purchase Agreement with TPG and acquired all of its right, title and interest in 49 shares of common stock of API for $460,000 and the issuance of 50,000 shares of our common stock. The cash component of the purchase price is payable as follows:

i.	$15,000 was paid on or about December 15, 2006;

ii.	Eleven (11) consecutive monthly installments of $5,000 payable on or before the 15th of each month commencing in January 2007 through November 2007;

iii.	Fourteen (14) consecutive monthly installments of $15,000 payable on or before the 15th of each month commencing in December 2007 through January 2009; and

iv.
$180,000 payable together with interest at the rate of prime plus 2% per annum commencing from the date of this Purchase Agreement payable on or before February 15, 2009. Interest shall accrue as of December 15, 2006, the effective date of this Agreement.

As a result of this acquisition, we increased our ownership interest in API to 100% making it a wholly-owned subsidiary and consequently resulting in the termination of our joint venture with TPG.

Agreement with TAPG, L.L.C.

In February 2004, we entered into an agreement (the “Agreement”) with TAPG, L.L.C. ("TAPG"), a Louisiana limited liability company, and formed Safescript Northwest, Inc. ("Safescript Northwest"), a Louisiana corporation. Safescript Northwest was formed to establish and operate up to five pharmacies. Effective August 19, 2004, Safescript Northwest filed amended articles of incorporation and changed its name to Assured Pharmacies Northwest, Inc. ("APN"). We initially owned 75% of APN, while TAPG owned the remaining 25%. In accordance with our shareholders agreement with TAPG, TAPG will provide start-up costs in the amount of $335,000 per pharmacy location established not to exceed five pharmacies. Under the terms of the agreement with TAPG, our contribution to establish pharmacies primarily consisted of the right to utilize our intellectual property rights and to provide sales and marketing services.

The Agreement provides that TAPG will contribute start-up costs in the amount of $335,000 per pharmacy location established not to exceed five pharmacies. Our contribution under the Agreement consists of granting the right to utilize our intellectual property rights and to provide sales and marketing services. Between March and October 2004, APN received from TAPG start-up funds in the amount of $854,213 as its capital contribution for three pharmacies. This capital contribution funded the opening of a pharmacy in Kirkland, Washington in August 2004 and another pharmacy in Portland, Oregon in September 2004. Included in these monies was a partial capital contribution in the amount of $190,000 for the establishment of our second pharmacy location in Portland, Oregon. TAPG remains obligated to contribute an additional $145,000 to satisfy their full contribution. We and APN requested that TAPG provide the $150,787 balance of its full capital contribution. TAPG is also obligated to contribute their proportionate share of the start-up costs in excess of their initial capital contribution of $335,000 per pharmacy. The Agreement defines start-up costs as any costs associated with the opening of any open pharmacy location that accrue within one hundred eighty days following the opening of that particular pharmacy.

Following the start-up period, we advanced interest-free loans to sustain operations at the pharmacies operated by APN. On March 6, 2006, these loans were converted into APN capital stock. Following the conversion of this debt into equity, we increased our ownership interest in APN from 75% to 94.8%. TAPG owns the remaining 5.2% interest.

Safescript Pharmacies, Inc. (formerly known as RTIN Holdings, Inc.) License

In May 2003, we acquired by assignment the exclusive licensing rights to establish and operate pharmacies under the name “Safescript Pharmacies” throughout California, Oregon, Washington and Alaska (the “License”).

Safescript Pharmacies, Inc. (the “Licensor”) failed to provide us with essential services as set forth in the license agreement and this has forced us to terminate our use of all technology and rights granted by the License. On March 17, 2004, we filed a lawsuit in Nevada State Court against the Licensor seeking damages, declaratory relief, to rescind the License and to recover the consideration paid. On March 19, 2004, the Licensor filed for Chapter 11 bankruptcy protection. The litigation in Nevada State Court has been stayed by reason of the Licensor’s filing for bankruptcy. We refiled substantially the same claim as an adversary proceeding in the Licensor’s bankruptcy case in the U.S. Bankruptcy court located in Tyler, Texas. In July 2004, this case was transferred to the U.S. District Court for the Eastern District of Texas located in Tyler, Texas.

On June 30, 2005, the United States Bankruptcy Court for the Eastern District of Texas located in Tyler, Texas approved a Settlement Agreement and Mutual Release (the “Settlement Agreement”) between the Licensor and us.

Under the Terms of the Settlement Agreement, the Licensor retained 100,000 shares of our common stock and returned 4,344,444 shares of common stock for cancellation. In addition, we issued the Licensor 500,000 additional shares of our common stock and dismissed the lawsuit pending in the U.S. District Court for the Eastern District of Texas located in Tyler, Texas with prejudice. The Agreement contained a mutual release which resulted in the Licensor releasing us from of any outstanding liability with respect to a note payable due to the Licensor in the amount of approximately $1,013,000.

On July 11, 2005, a creditor of the Licensor filed a motion with the District Court for reconsideration of its approval of the Settlement Agreement. On October 14, 2005, the District Court denied the creditor’s motion. The creditor appealed the District Court’s approval of the Settlement Agreement. Due to a settlement between the Licensor and the creditor, the appeal was withdrawn finalizing our Settlement Agreement with the Licensor.

License Agreement with Network Technology, Inc. ("RxNT")

On March 15, 2004, we entered into a technology license agreement (“Technology License”) with Network Technology, Inc. (“RxNT”). The Technology License grants us the right to use RxNT’s e-prescribing technology under the brand name “Assured Script” and enables us to accept prescriptions electronically transmitted to our pharmacies. Pursuant to the Technology License agreement, we paid RxNT a licensing fee of $100,000 and are also responsible for paying RxNT a royalty equal to twenty five percent (25%) of the gross profit from sales of the “Assured Script” product, which refers to the licensed products and technology set forth in the Technology License and not prescription drug sales. Given that we are in the business of owning and operating pharmacies, management does not anticipate that we would make any sales of the “Assured Script” product resulting in a royalty payment to RxNT.

On March 17, 2007, we renewed this agreement for a period of three years and agreed to pay an annual license fee of $54,000.

Market for Our Products and Services

Our target market initially was to dispense pharmaceutical products exclusively to patients who require medication for chronic pain management. We recently expanded our business beyond pain management to service customers that require prescriptions to treat cancer, psychiatric, and neurological conditions. These types of patients are likely to require prescription medications far more frequently and for longer periods of time than patients in most other medical categories.  In order to access this target market, our current marketing campaign is designed to further increase consumer awareness of our pharmacies and the services they provide to consumers in the Seattle, Washington and Los Angeles, California markets. Our specialty pharmacies maintain an inventory of highly regulated medication that is specifically tailored to the needs of our recurring customers. This practice frequently enables our pharmacies to fill customers’ prescriptions from its existing inventory and decreases the wait time required to fill these prescriptions. Our focus and familiarity with dispensing highly regulated medications better positions our pharmacists to understand the needs of our customers.

 Principal Suppliers

We purchased 99.9% of our inventory of prescription drugs from one wholesale drug vendor during the year ended December 2006. Management believes that the wholesale pharmaceutical and non-pharmaceutical distribution industry is highly competitive because of the consolidation of the pharmacy industry and the practice of certain large pharmacy chains to purchase directly from product manufacturers. Although management believes we could obtain the majority of our inventory through other distributors at competitive prices and upon competitive payment terms if our relationship with our primary wholesale drug vendor was terminated, there can be no assurance that the termination of such a relationship would not adversely affect us.

Customers and Third-Party Payors

In fiscal 2006, nearly all of our pharmacy sales were to customers covered by health care insurance plans, which typically contract with a third-party payor such as an insurance company, a prescription benefit management company, a governmental agency, workers’ compensation, a private employer, a health maintenance organization or other managed care provider that agrees to pay for all or a portion of a customer's eligible prescription purchases.  Any significant loss of third-party payor business could have a material adverse effect on our business and results of operations.

Competition

We face intense competition with local, regional and national companies, including other drugstore chains, independently owned drugstores, supermarkets, mass merchandisers, discount stores, dollar stores, mail order pharmacies and drug importation. Competition in this industry is intense primarily because national pharmacies including Walgreens and CVS Pharmacy have expanded significantly and prescription drugs are now offered at a variety of retail establishments when traditionally prescription drugs were only provided at local pharmacies. Supermarkets and discount stores now maintain retail pharmacies onsite as a part of a business plan to provide consumers with all of their retail needs at one location. Retail pharmacies such as Walgreens, CVS Pharmacy, and Rite Aid are not focused or dedicated to physicians practicing in pain management. These retail pharmacies traditionally keep in inventory non-prescription drugs, or health and beauty related products such as walking canes, bandages and shampoo. Consumers are able to have their prescriptions filled at these retail pharmacies, but typical retail pharmacies either do not keep in inventory or keep limited amounts of Class 2 drugs in inventory. As a result, the time it takes for traditional retail pharmacies to fill a prescription for Class 2 drug is extended. Because of our pain management focus, we maintain an appropriate inventory level of Class 2 drugs to meet the needs of physicians that transmit prescription to our pharmacies and do not keep in inventory non-prescription drugs or health and beauty related products. We do not intend to sell over-the-counter medication or fill prescriptions unrelated to chronic pain management or other similar recurring conditions at our pharmacies. We will fill prescriptions that address any side effects experienced by individuals who have health conditions that require them to be treated for chronic pain.

Our management is unaware of any company that operates pharmacies in the United States that exclusively dispense pharmaceutical products to patients who require medication for chronic pain management or other chronic conditions.

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

Research and Development

We did not incur any research and development expenditures in either the fiscal year ended December 31, 2006 or the fiscal year ended December 31, 2005.

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

Management believes that we are in material compliance with these standards. However, HIPAA's privacy and transaction standards only recently became effective, and the security standards are mandatory as of April 21, 2005. Considering HIPAA's complexity, there can be no assurance that future changes will not occur. Changes in standards as well as changes in the interpretation of those standards could require us to incur significant costs to ensure compliance.

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

Employees

We currently have twenty-five employees of which twenty-three are full-time employees. We currently retain four consultants. Our employees are not represented by labor unions or collective bargaining agreements. The classification of our full-time employees and consultant positions are broken down as follows:

Characterization of Employee’s Duties	Number of Employees	Number of Consultants
Corporate Management / Officer	3	0
Sales / Business Development	6	0
Technology	2	0
Accounting	0	4
Pharmacist	6	0
Technicians / Pharmacy Support	8	0

Item 2. Description of Property

We are currently leasing our executive offices and pharmacy locations. Our executive offices are located at 17935 Sky Park Circle, Suite F, Irvine, California 92614.

We currently operate six retail pharmacies at the following locations:

2431 N. Tustin Ave., Unit L, Santa Ana, California, 92705
7000 Indiana, Ave., Suite 112, Riverside, California, 92506
12071 124th Avenue NE, Kirkland, Washington, 98034
3822 S.E. Powell Blvd, Portland, Oregon, 97202.
10196 SW Park Way, Portland Oregon, 97225
520 South El Camino Real - Building 4B, Gresham, Oregon, 97030

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

We are not a party to any pending legal proceeding. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

Item 4. Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year ended December 31, 2006.

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

Fiscal Year Ending December 31, 2006
Quarter Ended	High $	Low $
March 31, 2006	0.57	0.24
June 30, 2006	0.491	0.25
September 30, 2006	0.40	0.35
December 31, 2006	0.44	0.35

Fiscal Year Ended December 31, 2005
Quarter Ended	High $	Low $
March 31, 2005	0.50	0.28
June 30, 2005	0.42	0.28
September 30, 2005	0.48	0.33
December 31, 2005	0.48	0.34

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

Holders of Our Common Stock

As of March 6, 2007, we had approximately one hundred thirty-four holders of record of our common stock and several other stockholders hold shares in street name.

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

Recent Sales of Unregistered Securities

The information set forth below relates to our issuances of securities without registration under the Securities Act of 1933 during the reporting period which were not previously included in a Quarterly Report on Form 10-QSB or Current Report on Form 8-K.

In February 2007, we granted as a performance base bonus to an officer of the company options to purchase 750,000 shares of our common stock vesting over a two year period of time from the date of issuance and exercisable at the exercise price of $0.60 per share. These shares and options were issued pursuant to Section 4(2) of the Securities Act of 1933, as amended.

In February 2007, we issued 300,000 shares of our common stock to outside members of our board of directors in consideration for services rendered as a member of the board. These shares were valued at $114,000 (estimated to be the fair value based on the trading price on the issuance date). These shares were issued pursuant to Section 4(2) of the Securities Act of 1933, as amended. We did not engage in any general solicitation or advertising. The stock certificates issued had the appropriate legends affixed to the restricted stock.

In February 2007, we issued 100,000 shares of restricted common stock, valued at $34,000 (estimated to be the fair value based on the trading price on the issuance date) granted warrants to purchase 100,000 shares of our common stock, exercisable at $0.60 per share until December 31, 2009, and granted warrants to purchase 100,000 shares of our common stock, exercisable at $0.80 per share until December 31, 2009 to a consultant in exchange for services rendered. These shares and warrants were issued pursuant to Section 4(2) of the Securities Act. We did not engage in any general solicitation or advertising. We issued the stock certificates and affixed the appropriate legends to the restricted stock.

In January 2007, we issued 75,000 shares of restricted common stock to one consultant for services rendered, valued at $28,500 (estimated to be the fair value based on the trading price on the issuance date). These shares were issued pursuant to Section 4(2) of the Securities Act of 1933. We did not engage in any general solicitation or advertising. We issued the stock certificates and affixed the appropriate legends to the restricted stock.

In January 2007, we completed a private offering of one-year unsecured convertible debentures (“Debenture”) carrying an interest rate of 18% per annum and raised total proceeds of $2,458,500. The Debenture provides that all the interest is payable solely in the shares of our common stock on the issuance date. The number of shares issued as interest was calculated based upon average closing price for our common stock on NASD OTCBB for the five (5) consecutive trading days preceding the issuance date. We issued 1,265,987 restricted shares of our common stock as interest. The Debenture holders have the right to convert their Debenture into fully paid non-assessable shares of our common stock at $0.40 and Common Stock Purchase Warrants to purchase one (1) share of restricted common stock at an exercise price of $0.60 exercisable for 12 months after the conversion date and to purchase one (1) share of restricted common stock at an exercise price of $0.80 exercisable for 24 months. The Debenture and the shares issued as interest were issued pursuant to Section 4(2) of the Securities Act of 1933. We did not engage in any general solicitation or advertising. We issued the stock certificates and affixed the appropriate legends to the restricted stock.

During the fourth quarter of the fiscal year ended December 31, 2006, we issued 250,000 shares of restricted common stock to a warrant holder that elected to exercise his warrants at the exercise price of $0.60 per share. We received total proceeds of $150,000. These shares were issued pursuant to Section 4(2) of the Securities Act of 1933. We did not engage in any general solicitation or advertising. We issued the stock certificates and affixed the appropriate legends to the restricted stock.

During the fourth quarter of the fiscal year ended December 31, 2006, we issued 50,000 shares of restricted common stock to TPG, LLC as part of the total consideration paid for their 49% ownership interest in Assured Pharmacies, Inc. These shares were issued pursuant to Section 4(2) of the Securities Act of 1933. We did not engage in any general solicitation or advertising. We issued the stock certificates and affixed the appropriate legends to the restricted stock.

During the fourth quarter of the fiscal year ended December 31, 2006, we issued 250,000 shares of restricted common stock to two consultants for services rendered, valued at $77,500 (estimated to be the fair value based on the trading price on the issuance date). These shares were issued pursuant to Section 4(2) of the Securities Act of 1933. We did not engage in any general solicitation or advertising. We issued the stock certificates and affixed the appropriate legends to the restricted stock.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information about our compensation plans under which shares of common stock may be issued upon the exercise of options as of December 31, 2006.

Equity Compensation Plans as of December 31, 2006
	A	B	C
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and right	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (A))
Equity compensation plans approved by security holders	-	-	5,520,613
Equity compensation plans not approved by security holders	9,680,000	$0.60	9,680,000
Total	9,680,000	$0.60	15,200,613

Item 6. Management’s Discussion and Analysis

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

Overview

We currently have six operating pharmacies. As a result of the growth in our business and improvement in our operations, our management is seeking to expand our business by establishing additional pharmacies which are wholly-owned. Our management is seeking to open five additional wholly-owned pharmacies during 2007 financed through internal cash flow. We are currently considering locations within or in close proximity to medical facilities located in major metropolitan areas within Southern California and Las Vegas, Nevada for our next location and are considering locations in Arizona, California, Nevada, Oregon, Texas, and Washington for future locations.

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

In an attempt to further expand our business and improve our marketing plan, we retained the marketing firm of Rainmaker & Sun Integrated Marketing, Inc. (“Rainmaker”). With the assistance of Rainmaker, we revised our marketing plan and launched a new marketing campaign in July 2006. Our new marketing strategy shifted the target of our marketing efforts from physicians to also include the patient. This marketing campaign was initially targeted to consumers in the Seattle, Washington and Los Angeles, California test markets. Our marketing efforts are designed to further increase consumer awareness of our pharmacies and the services they provide. Initially, our marketing campaign consisted primarily of print advertisements which appeared in newspaper inserts, on billboards, bus shelter displays and in direct mailings. These marketing efforts have not reached the level of success anticipated by management. As a result, we are in the process of revising our marketing strategy to increase consumer awareness of our pharmacies by sponsoring community events and support groups that are intended to benefit our target market. We are also expanding the target of our marketing efforts to include all areas surrounding our pharmacies.

Also in an attempt to expand our business, we increased our sales force from 2 to 4 persons during 2006. Our management attributes the increases in our business to the efforts of additional sales personnel added during the reporting period. Based on the positive results achieved by retaining additional sales personnel, our management intends to further increase our sales force to as many as 8 persons during the fiscal year ended December 31, 2007. Our management anticipates that further expanding our sales force will have a positive material impact on our operations.

The table set forth below summarizes the number of prescriptions filled by our five operating pharmacies during the year ended December 31, 2006 and 2005. Our second pharmacy established in Portland, Oregon began filling prescriptions during the three months ended September 30, 2006 and the total number of prescriptions filled at this location had no material impact on our total prescriptions filled because it only recently commenced operations.

	Year ended December 31, 2006	Year ended December 31, 2005
Total Number of Prescriptions	54,891	29,783
Average Prescriptions Per Week	1,056	573

Excluding the prescriptions filled at our second pharmacy established in Portland, Oregon, the total number of prescriptions filled at our pharmacies for the year ended December 31, 2006 increased to 52,655 which is approximately 77% from the 29,815 total prescriptions filled at the same four pharmacies in the prior year ended December 31, 2005. Our management primarily credits the increases in our business to the efforts of additional sales personnel added during the reporting period and the expanded reach of our business beyond pain management.

We have also developed a monthly call program where our pharmacies are now contacting each recurring patient directly on a monthly basis to ensure that the patient has experienced no complications with the prescribed medication and to inquire into whether the patient needs the prescription refilled. At the time of each monthly call, our pharmacies are also inquiring into whether other members of the household also need a prescription refilled. Our management anticipates that the monthly call program will enhance consumer loyalty and continue to increase the total number of prescriptions filled at our pharmacies.

On an ongoing basis, our management is evaluating our operations and seeking additional opportunities to expand our business. During the fiscal quarter ended March 31, 2006, we established a working relationship with a specialty compounding pharmacy, which will enable physicians to prescribe custom compounded drugs and have those prescriptions filled at our pharmacies. Since this time, we have established relationships with other compound drug providers to increase our available inventory of compounded drugs. Pharmaceutical compounding is the combining, mixing, or altering of ingredients to create a customized medication for an individual patient in response to a licensed physician’s prescription. Physicians often prescribe compounded medications for reasons that include situations where there is not presently a commercially available drug to treat the unique health condition of an individual patient or to combine several medications the patient is taking to increase compliance. Custom compounded drugs can offer additional means of treating chronic pain. We anticipate that our ability to fill prescriptions for custom compounded drugs will expand our business and enable us to better service patients who require treatment for chronic pain management. During the year ended December 31, 2006, we filled 226 prescriptions for custom compounded drugs which generated $47,060 in revenue. The gross profit margin on these prescriptions was 45%.

As a result of our consumers’ favorable response to this product offering and the high gross profit margins on custom compounded drugs, our management is committed to expanding this area of our business. Our management has been successful in increasing our sales of custom compounded drugs. During the three months ended September 30, 2006, we generated our first compounded drug sales and filled 72 prescriptions for custom compounded drugs. The total number of prescriptions filled for compounded drugs during the three months ended December 31, 2006 was 154 which is an increase of approximately 113% from the prior three months ended September 30, 2006.

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

On January 3, 2006, we incorporated Assured Pharmacy Plus, Corp. (“Plus Corp.”) as a wholly-owned subsidiary to develop this opportunity. We entered into an arrangement with Affiliated Healthcare Administrators (“AHA”), a third party health plan administrator, to provide prescription service to their members. Under the arrangement with AHA, our pharmacies will provide prescription service to AHA members upon receipt of a traditional co-payment. Thereafter, we will process the prescription claim with AHA and receive the remaining balances due for their member’s prescription purchases. Plus Corp. will process claims relating to the prescription filled at our pharmacies for AHA members in exchange for an administration fee. During the year ended December 31, 2006, we generated $8,759 in revenue from providing prescription to AHA members. Our management is contemplating expanding the operations of Plus Corp. by licensing the entity as a pharmacy that exclusively focuses on servicing the niche of consumers that are members of third party health plan administrators and receive their prescriptions exclusively via courier.

Also on January 3, 2006, we incorporated Assured Pharmacy DME, Corp. (“DME”) as a wholly-owned subsidiary for the purpose of facilitating and making available specialized medical equipment to our consumers. We established a relationship with a provider of specialized medical equipment to make these products available to our consumers. In July 2006, we began notifying our consumers of the availability of these products by disseminating a notification with each prescription filled at our pharmacies. We accept and process orders for specialized medical equipment. We will not maintain any inventory of specialized medical equipment at any of our pharmacies. All orders will be shipped directly to the consumer from a product wholesaler. During the year ended December 31, 2006, we generated $6,376 in revenue from sales of specialized medical equipment, but generated no sales in the three months ended December 31, 2006. The gross profit margin on these orders for specialized medical equipment was approximately 63%. Our management is encouraged by our consumers’ early response to our offering of specialized medical equipment, but has not committed any significant resources to expanding this area because it is presently allocating our resources towards developing future locations and increasing our sales of custom compounded drugs. Our management believes that our business can expand significantly by providing specialized medical equipment to our consumers and anticipates committing additional resources in the second and third quarter of 2007 to expand this area of our business.

Results of Operations for the Years Ended December 31, 2006 and 2005

Revenues

Our total revenue reported for the year ended December 31, 2006 was $7,897,118, a 106% increase from $3,836,737 for the year ended December 31, 2005. Our revenue for the year ended December 31, 2006 and 2005 was generated almost exclusively from the sale of prescription drugs. The average revenue generated per prescription during the year ended December 31, 2006 was $146. We generated more revenue in the year ended December 31, 2006 than in any other annual period since our inception.

The table set forth below shows our total reported gross revenue generated for each quarterly period during fiscal 2005 and 2006:

	2005	2006
Quarterly Period Ended March 31	$648,402	$1,515,645
Quarterly Period Ended June 30	$789,404	$1,894,976
Quarterly Period Ended September 30	$980,181	$2,310,248
Quarterly Period Ended December 31	$1,418,749	$2,176,249

Our management attributes the significant increase in our revenue from the prior fiscal year to our successful marketing efforts and an expansion of our business beyond the pain management sector to service customers that require prescriptions to treat cancer, psychiatric, and neurological conditions. Our management anticipates that our revenues generated will continue to increase based upon the efforts of additional sales personnel retained during the reporting period and the establishment of additional pharmacies in the current year. After approximately a two year period without opening any additional pharmacy locations, we opened our fifth pharmacy located in Portland, Oregon on June 21, 2006 and our sixth pharmacy located in Gresham, Oregon on January 26, 2007. Although the operations at these new locations had no material impact on our results of operations, we anticipate the establishment of these pharmacies and additional locations will increase our revenues for the fiscal year ended December 31, 2007.

Cost of Sales

The total cost of sales for the year ended December 31, 2006 was $6,222,267, a 99% increased from $3,120,958 for the year ended December 31, 2005. The cost of sales consists primarily of the pharmaceuticals. The increase in cost of sales is primarily attributable to increased sales in the reporting period. Our sales increased in the year ended December 31, 2006 by 106%.

During the fiscal year ended December 31, 2005, we negotiated cost reductions and more favorable credit terms with our primary drug supplier. As a result, we incurred lower costs of sales on a per unit basis during the year ended December 31, 2006.

Gross Profit

Gross profit increased to $1,674,851, or approximately 21% of sales, for the year ended December 31, 2006. This is an increase from a gross profit of $715,779, or approximately 18% of sales for the year ended December 31, 2005.

The increase in the gross profit percentage for the year ended December 31, 2006 when compared to the prior fiscal year is attributable to increased sales of generic type drugs which have lower costs and higher gross margins. In addition, we negotiated cost reductions and more favorable credit terms from our primary pharmaceutical supplier during the year ended December 31, 2005.

Operating Expenses

Operating expenses for the year ended December 31, 2006 was $5,871,564, a 11% decrease from $6,633,595 for the year ended December 31, 2005. Our operating expenses for the year ended December 31, 2006 consisted of salaries and related expenses of $2,193,682, consulting and other compensation of $1,555,354, and selling, general and administrative expenses of $2,122,528. Our operating expenses for the year ended December 31, 2005 consisted of salaries and related expenses of $3,574,137, consulting and other compensation of $1,579,524, selling, general and administrative expenses of $1,286,053 and restructuring charges of $193,881.

Salaries and related expenses were significantly higher in the year ended December 31, 2005 when compared to the current fiscal year primarily as a result of out of the money options valued at $1,950,000 and common stock valued at $70,000 granted to our executive officers in 2005. The increase in consulting and other compensation is primarily attributable to the amortization resulting from the issuance of shares of restricted common stock to consultants over the life of the consulting agreements. The increase in selling, general and administrative expenses is primarily attributable to the expenses associated to launch our new marketing plan.

Other Income and Expense

During the year ended December 31, 2006, we reported other expenses in the amount of $363,882, compared to reporting other income in the amount of $844,889 for the prior year. The other income reported during the year ended December 31, 2005 was primarily attributable to the forgiveness of a note payable in the amount of approximately $1,013,000.

We incurred interest expense of $201,735 during the year ended December 31, 2006 and $131,539 during the year ended December 31, 2005. Interest expense for the year ended December 31, 2006 was incurred on financing from related parties and on convertible debentures issued during the reporting period.

Net Loss

Net loss for the year ended December 31, 2006 was $4,501,839, compared to net loss of $4,797,092 for the year ended December 31, 2005. The decrease in our net loss was primarily attributable to increased gross profit and lower operating expenses during the reporting period.

Our loss per common share for the year ended December 31, 2006 was $0.09, compared to a loss per common share of $0.12 for the year ended December 31, 2005.

Liquidity and Capital Resources

As of December 31, 2006, we had $466,404 in cash which primarily resulted from funds raised in the private offering of common stock. As of December 31, 2006, we had current assets in the amount of $2,133,874 and had current liabilities in the amount of $3,091,787 resulting in a working capital deficit of $957,913.

We had access to an available line of credit enabling us to draw a maximum of $1,000,000 to purchase inventory, but have been able to finance our own inventory purchases since April 15, 2006 without the need to draw down funds from this line of credit. As a result, this line of credit was terminated on May 1, 2006.

Operating activities used $3,726,838 in cash for the year ended December 31, 2006. Our net loss of $4,501,839, less a non-cash expense of $1,184,248 for the amortization of deferred consulting fees, was the primary reason for our negative operating cash flow. Investing activities during the year ended December 31, 2006 used $205,473 for the purchase of property and equipment and the acquisition of the 49% interest in Assured Pharmacies, Inc. from TPG, LLC. Net cash flows provided by financing activities during the year ended December 31, 2006 was $4,042,073. We received $1,958,500 as proceeds from the issuance of debentures and $1,775,292 as proceeds from the issuance of common stock for cash during year ended December 31, 2006.

In order for us to finance operations and continue our growth plan, additional funding will be required from external sources. We intend to fund operations through increased sales and debt and/or equity financing arrangements, which may be insufficient to fund our capital expenditures, working capital, or other cash requirements for the next twelve months. Our management anticipates that its financing efforts will result in sufficient funds to finance our operations beyond the next twelve months, but there can be no assurance that such additional financing will be available to us on acceptable terms, or at all.

Off Balance Sheet Arrangements

As of December 31, 2006, there were no off balance sheet arrangements.

Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business. As of December 31, 2006, we had an accumulated deficit of $19,735,377, recurring losses from operations of and negative cash flow from operating activities of $4,026,116 for the year ended December 31, 2006. We also had a negative working capital of $957,913 as of December 31, 2006.

We intend to fund operations through increased sales and debt and/or equity financing arrangements, which may be insufficient to fund capital expenditures, working capital or other cash requirements for the year ending December 31, 2007. We intend to seek additional funds to finance our long-term operations. The successful outcome of future financing activities cannot be determined at this time and there is no assurance that if achieved, we will have sufficient funds to execute our intended business plan or generate positive operating results.

These factors, among others, raise substantial doubt about our ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments related to recoverability and classification of asset carrying amounts or the amount or classification of liabilities that might result should we be unable to continue as a going concern.

In response to these problems, management has taken the following actions:

•	We are expanding our revenue base beyond the pain management sector to service customers that require prescriptions to treat cancer, psychiatric, and neurological conditions.
•	We are aggressively signing up new physicians, which will result in new patients.
•	We are seeking investment capital.
•	We implemented a new marketing strategy and retained additional sales personnel to attract business.

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

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or estimated market, and consist primarily of pharmaceutical drugs. Market is determined by comparison with recent sales or net realizable value. Net realizable value is based on management’s forecast for sales of our products or services in the ensuing years and/or consideration and analysis of changes in customer base, product mix, payor mix, third party insurance reimbursement levels or other issues that may impact the estimated net realizable value. Management regularly reviews inventory quantities on hand and records a reserve for shrinkage and slow-moving, damaged and expired inventory, which is measured as the difference between the inventory cost and the estimated market value based on management’s assumptions about market conditions and future demand for its products.  No reservations were provided at December 31, 2006 and 2005, respectively, as the reserves were insignificant to the accompanying financial statements.  Should the demand for our products prove to be less than anticipated, the ultimate net realizable value of its inventories could be substantially less than reflected in the accompanying consolidated balance sheet.

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

Long-Lived Assets

We adopted Statement of Financial Accounting Standard (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets.  SFAS No. 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. If the cost basis of a long-lived asset is greater than the projected future undiscounted net cash flows from such asset, an impairment loss is recognized. Impairment losses are calculated as the difference between the cost basis of an asset and its estimated fair value. SFAS No. 144 also requires companies to separately report discontinued operations, and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment or in a distribution to owners) or is classified as held for sale. Assets to be disposed of are reported at the lower of the carrying amount or the estimated fair value less costs to sell.

Our long-lived assets consist of computers, software, office furniture and equipment, store fixtures, and leasehold improvements on pharmacy build-outs which are depreciated with useful lives varying from 3 to 10 years. Leasehold improvements are depreciated over the shorter of the useful life or the remaining lease term, typically 5 years. We assess the impairment of these long-lived assets at least annually and make adjustment accordingly.  There were no impairments for 2006 or 2005.

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

Revenue Recognition

We recognize revenue on an accrual basis when the product is delivered to the customer. Payments are received directly from the customer at the point of sale, or the customers’ insurance provider. Authorization which assures payment is obtained from the customers’ insurance provider before the medication is dispensed to the customer. Authorization is obtained for the vast majority of these sales electronically and a corresponding authorization number is issued by the customers’ insurance provider.

Recently Issued Accounting Pronouncements Not Yet Effective

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

FASB Staff Position (FSP) NO. FAS 123(R)-2, Practical Accommodation to the Application of Grant Date as Defined in FASB Statement No. 123(R). Posted October 18, 2005, the guidance in this FSP should be applied upon initial adoption of Statement 123(R). An entity that adopted Statement 123(R) prior to the issuance of this FSP and did not apply the provisions of this FSP shall apply the guidance in this FSP to the first reporting period after October 18, 2005, for which financial statements or interim reports have not been issued.

FASB Staff Position (FSP) No. FAS 123(R)-4, Classification of Options and Similar Instruments Issued as Employee Compensation That Allow for Cash Settlement upon the Occurrence of a Contingent Event, was posted on February 3, 2006. Statement 123(R) is amended to clearly incorporate the concept that a cash settlement feature that can be exercised only upon the occurrence of a contingent event that is outside the employee’s control should be accounted for as if cash settlement is not permissible until it becomes probable that the contingent event will occur. The guidance in this FSP shall be applied upon initial adoption of Statement 123(R).

FASB Staff Position (FSP) No. FAS 123(R)-5, Amendment of FASB Staff Position FAS 123(R)-1, Classification of Options and Similar Instruments Issued as Employee Compensation That Allow for Cash Settlement upon the Occurrence of a Contingent Event, was posted on October 10, 2006. This FASB Staff Position (FSP) addresses whether a modification of an instrument in connection with an equity restructuring should be considered a modification for purposes of applying FSP FAS 123(R)-1. This FSP states that a freestanding financial instrument issued to an employee in exchange for past or future employee services that is subject to Statement 123(R) or was subject to Statement 123(R) upon initial adoption of that Statement shall continue to be subject to the recognition and measurement provisions of Statement 123(R) throughout the life of the instrument, unless its terms are modified when the holder is no longer an employee. The guidance in this should be applied upon initial adoption of Statement 123(R).

FASB Staff Position (FSP) No. FAS 123(R)-6, Technical Corrections of FASB Statement No. 123(R), was posted on October 10, 2006. This FASB Staff Position (FSP) (a) exempts nonpublic entities from disclosing the aggregate intrinsic value of outstanding fully vested share options (or share units) and share options expected to vest, (b) revises the computation of the minimum compensation cost that must be recognized to clarify that at the date that for awards that are no longer probable of vesting, any previously recognized compensation cost should have be reversed.

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

Management does not believe that SFAS 154 and No. 155 will have an impact on our consolidated financial statements.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants, and the SEC did not or are not believed by management to have a material impact on our present or future consolidated financial statements included elsewhere herein.

Item 7. Financial Statements

Index to Financial Statements:

Audited Financial Statements:

F-1	Report of Independent Registered Public Accounting Firm-2006

F-2	Report of Independent Registered Public Accounting Firm-2005

F-3	Consolidated Balance Sheet as of December 31, 2006 and 2005

F-4	Consolidated Statements of Operations - Years Ended December 31, 2006 and December 31, 2005

F-5	Consolidated Statement of Stockholders’ Equity (Deficit) and Comprehensive Loss for the Years Ended December 31, 2006 and December 31, 2005

F-6	Consolidated Statements of Cash Flows for the Years Ended December 31, 2006 and December 31, 2005

F-7	Notes to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Assured Pharmacy, Inc.

We have audited the consolidated statements of operations, stockholders’ deficit and cash flows of Assured Pharmacy, Inc. And Subsidiaries (collectively the “Company”), for the year ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Company for the year ended December 31, 2006 in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company had negative cash flow from operations of approximately $3.7 million in 2006, an accumulated deficit of approximately $19.7 million at December 31, 2006, and recurring losses from operations. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 1. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Miller, Ellin & Company, LLP
New York, New York
April 2, 2007

REPORT OF INDEPENDENT REGISTRERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Assured Pharmacy, Inc.

We have audited the consolidated statements of operations, stockholders’ deficit and cash flows of Assured Pharmacy, Inc. and Subsidiaries (collectively the “Company”), for the year ended December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Company for the year ended December 31, 2005 in conformity with accounting principles generally accepted in the United States.

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

/s/ Squar, Milner, Peterson, Miranda & Williamson, LLP

Newport Beach, California
March 20, 2006

ASSURED PHARMACY, INC. AND SUBSIDIARIES (formerly known as eRxsys, Inc.)
CONSOLIDATED BALANCE SHEETS
December 31, 2006 and December 31, 2005

	2006	2005
ASSETS
Current Assets
Cash	$466,404	$356,641
Accounts receivable, net	884,026	530,730
Inventories	414,914	261,770
Prepaid expenses and other assets	368,530	31,245
	2,133,874	1,180,386
Long Term Assets
Accounts receivable - non-current, net	92,313	-

Property and Equipment, net	442,939	440,970

Goodwill	607,816	-
	$3,276,942	$1,621,356

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$1,051,260	$1,067,299
Line of credit from a related party	-	200,000
Notes payable	62,027	425,000
Unsecured convertible notes payable	1,958,500	-
Notes payable to related parties and stockholders	20,000	230,000
	3,091,787	1,922,299

Notes Payable to Related Party and Stockholders, net of current portion	904,967	-

Minority Interest	658,160	492,418

Commitments and Contingencies

Stockholders' Deficit
Preferred shares; par value $0.001 per share; authorized 5,000,000 shares; no preferred shares issued or outstanding	-	-

Common shares; par value $0.001 per share; 150,000,000 and 70,000,000 shares authorized, respectively; 64,226,502 and 55,199,398 common shares issued and outstanding at December 31, 2006 and 2005, respectively	64,226	55,199

Treasury stock	(10,858)	(10,858)

Additional paid-in capital, net	18,615,493	14,949,423

Deferred compensation	(311,456)	(553,587)

Accumulated deficit	(19,735,377)	(15,233,538)

Stockholders' deficit	(1,377,972)	(793,361)
	$3,276,942	$1,621,356

Page F-3                                                                                                The accompanying notes are an integral part of the consolidated financial statements.

ASSURED PHARMACY, INC. AND SUBSIDIARIES (formerly known as eRxsys, Inc.)
CONSOLIDATED STATEMENTS OF OPERATIONS
December 31, 2006 and December 31, 2005

	2006	2005

GROSS SALES	$7,897,118	$3,836,737

COST OF SALES	(6,222,267)	(3,120,958)

GROSS PROFIT	1,674,851	715,779

OPERATING EXPENSES
Salaries and related expenses	2,193,682	3,574,137
Consulting and other compensation	1,555,354	1,579,524
Selling, general and administrative	2,122,528	1,286,053
Restructuring charges	-	193,881
TOTAL OPERATING EXPENSES	5,871,564	6,633,595

LOSS FROM OPERATIONS	(4,196,713)	(5,917,816)

OTHER (EXPENSE) INCOME
Interest expense	(201,735)	(131,539)
Other expense	(162,147)	(35,094)
Gain on forgiveness of debt	-	1,011,522
TOTAL OTHER INCOME (EXPENSE)	(363,882)	844,889

LOSS BEFORE MINORITY INTEREST	(4,560,595)	(5,072,927)
MINORITY INTEREST	58,756	275,835

NET LOSS	$(4,501,839)	$(4,797,092)

Basic and diluted loss per common share	$(0.09)	$(0.12)

Basic and diluted weighted average number of common shares outstanding	51,376,193	40,961,989

Page F-4                                                                                                                            The accompanying notes are an integral part of the consolidated financial statements.

ASSURED PHARMACY, INC. AND SUBSIDIARIES (formerly known as eRxsys, Inc.)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
December 31, 2006 and December 31, 2005

	Common Stock		Treasury Stock		Additional			Stockholders'
	Shares	Amount	Shares	Amount	Paid In Capital	Deferred Compensation	(Accumulated) (Deficit)	(Deficit) Equity

Balance December 31, 2004 (As Restated)	44,977,899	44,978	-	-	8,778,024	(217,200)	(10,436,446)	(1,830,644)
Issuance of common stock in connection with a private placement	3,820,000	3,820	-	-	1,507,964	-	-	1,511,784
Issuance of common stock for services rendered	2,907,499	2,907	-	-	883,955	(449,498)	-	437,364
Fair value of warrants and options for deferred compensation	-	-	-	-	530,000	(530,000)	-	-
Issuance of common stock for debt conversion	2,500,000	2,500	-	-	697,500	-	-	700,000
Issuance of stock to former CEO for debt settlement	494,000	494	-	-	118,466	-	-	118,960
Issuance of warrants to former CEO for debt settlement	-	-	-	-	329,000	-	-	329,000
Issuance of common stock options to CEO for services	-	-	-	-	1,950,000	-	-	1,950,000
Issuance of common stock to RTIN in connection with debt settlement	500,000	500	-	-	148,000	-	-	148,500
Stock returned to the Company by RTIN and former officer and directors	-	-	(10,858,658)	(10,858)	6,514	-	-	(4,344)
Amortization of deferred consulting fees	-	-	-	-	-	643,111	-	643,111
Net loss	-	-	-	-	-	-	(4,797,092)	(4,797,092)
Balance December 31, 2005	55,199,398	$55,199	(10,858,658)	$(10,858)	$14,949,423	$(553,587)	$(15,233,538)	(793,361)
Issuance of common stock in connection with a private placement	4,438,231	4,438	-	-	1,770,854	-	-	1,775,292
Issuance of common stock in connection with debenture interest	1,011,373	1,011			351,519	-	-	352,530
Issuance of common stock for services rendered	2,215,000	2,215			939,935	(942,150)		-
Issuance of common stock for debt conversion	1,062,500	1,063			423,938			425,000
Issuance of common stock for warrant exercised	250,000	250			149,750			150,000
Issuance of common stock for acquisition of minority interest in Assured Pharmacies, Inc.	50,000	50			19,450			19,500
Amortization of deferred consulting fees						1,184,281		1,184,281
Net loss							(4,501,839)	(4,501,839)
Balance December 31, 2006	64,226,502	$64,226	(10,858,658)	$(10,858)	$18,604,868	$(311,456)	$(19,735,377)	$(1,388,598)

Page F-5                                                                                                                              The accompanying notes are an integral part of the consolidated financial statements.

ASSURED PHARMACY, INC. AND SUBSIDIARIES (formerly known as eRxsys, Inc.)
CONSOLIDATED STATEMENTS OF CASH FLOWS
December 31, 2006 and December 31, 2005

	Years Ended
	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,501,839)	$(4,797,092)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property and equipment	133,504	108,136
Amortization of debt discount	10,625	-
Impairment of property and equipment related to restructuring	-	193,881
Amortization of deferred consulting fees	1,184,281	643,111
Loss on settlement of debt	9,350	87,960
Gain on forgiveness of debt	-	(1,011,522)
Issuance of common stock in lieu of interest	67,406	-
Issuance of common stock for services	7,000
Impairment of intangible asset	-	-
Minority interest in net loss of joint venture	(58,756)	(275,835)
Issuance of common stock and options for services to CEO	-	2,387,364
Provision for doubtful accounts	177,597
Changes in operating assets and liabilities:
Accounts receivable	(623,206)	(348,303)
Inventories	(153,144)	(103,761)
Prepaid expenses and other current assets	(2,161)	3,567
Accounts payable and accrued liabilities	22,505	378,817
Net cash used in operating activities	(3,726,838)	(2,733,677)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(135,473)	(2,791)
Advance on purchase of company	(50,000)
Purchase of minority interest	(20,000)	-
Net cash used in investing activities	(205,473)	(2,791)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from line of credit	-	2,035,365
Proceeds from the issuance of notes payable to related parties and shareholders	600,000	305,000
Proceeds from the issuance of short term loans	-	425,000
Principal repayments on line of credit	(200,000)	(1,135,365)
Principal repayments on notes payable	(156,812)	-
Principal repayments on notes payable to related parties and shareholders	(96,907)	(135,000)
Proceeds from issuance of common stock	1,775,292	1,511,784
Proceeds from issuance of convertible debentures	1,958,500	-
Proceeds from issuance of common stock due to warrants exercised	150,000	-
Proceeds towards minority investment	12,000	-
Net cash provided by financing activities	4,042,073	3,006,784

Net increase in cash	109,763	270,316

Cash at beginning of year	356,641	86,325

Cash at end of year	$466,404	$356,641

Supplemental disclosure of cash flow information-
Cash paid during the year for:

Interest	$131,252	$131,539

Income taxes	$2,262	$4,912

NON-CASH INVESTING AND FINANCING ACTIVITIES
Conversion of accrued interest to principal	$8,163
Notes issued to acquire minority interest	$567,998
Issuance of common stock to acquire minority interst	$19,500
Issuance of common stock for debt converstion	$425,000
Issuance of common stock for services rendered	$942,152
Issuance of common stock in lieu of debenture note interest	$352,530

See the accompanying notes for disclosures about non-cash investing and financing activities.

Page F-6                                                                                                                          The accompanying notes are an integral part of the consolidated financial statements.

ASSURED PHARMACY, INC. AND SUBSIDIARIES
FORMERLY KNOWN AS eRXSYS, INC.
NOTES CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 and December 31, 2005

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

In April 2003, Assured Pharmacy entered into a joint venture agreement (“Joint Venture”) with TPG Partners, L.L.C. (“TPG”) to establish and operate pharmacies. In June 2003, Safescript of California, Inc. (“Safescript”) was incorporated to own and operate pharmacies that the parties may jointly establish under the Joint Venture. Assured Pharmacy owned 51% of the Joint Venture and TPG owned the remaining 49%. Effective September 8, 2004, Safescript filed amended articles of incorporation and changed its name to Assured Pharmacies, Inc. (“API”).

Pursuant to the terms of the Joint Venture, TPG was obligated to contribute start-up costs of $230,000 per pharmacy location to establish up to fifty pharmacies. TPG was also obligated to contribute their proportionate share of the start-up costs in excess of their initial capital contribution of $230,000 per pharmacy. The Joint Venture defined start-up costs as any costs associated with the opening of any open pharmacy location that accrue within the ninety-day period following the opening of that particular pharmacy.

On December 15, 2006, the Company acquired TPG’s 49% interest of API. The Company agreed to pay the following consideration:

1.	50,000 restricted shares (“Shares”) of common stock.

2.	Initial down payment of $15,000 which was paid by December 15, 2006;

3.	Eleven (11) consecutive monthly installments of $5,000 commencing in January 2007 through November 2007;

ASSURED PHARMACY, INC. AND SUBSIDIARIES
FORMERLY KNOWN AS eRXSYS, INC.
NOTES CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 and December 31, 2005

1. ORGANIZATION AND BASIS OF PRESENTATION (continued)

4.	Fourteen (14) consecutive monthly installments of $15,000 commencing in December 2007 through January 2009;

5.	$180,000 payable together with interest at the rate of prime plus 2% per annum commencing from the date of this Purchase Agreement payable on or before February 15, 2009.

As a result of this acquisition, the Company increased its ownership interest in API to 100% making it a wholly-owned subsidiary and consequently resulting in the termination of its joint venture with TPG.

In February 2004, Assured Pharmacy entered into an agreement (the “Agreement”) with TAPG, L.L.C. ("TAPG"), a Louisiana limited liability company, and formed Safescript Northwest, Inc., a Louisiana corporation, to establish and operate pharmacies. Effective August 19, 2004, Safescript Northwest, Inc. changed its name to Assured Pharmacies Northwest, Inc. ("APN").

The Agreement provides that TAPG will contribute start-up costs in the amount of $335,000 per pharmacy location established not to exceed five pharmacies. The Company’s contribution under the Agreement consists of granting the right to utilize its intellectual property rights and to provide sales and marketing services. Between March and October 2004, APN received from TAPG start-up funds in the amount of $854,213 as its capital contribution for three pharmacies. This capital contribution funded the opening of two pharmacies in Kirkland, Washington in August 2004 and Portland, Oregon in September 2004. Included in these monies was a partial capital contribution in the amount of $190,000 for the establishment of another pharmacy located in Portland, Oregon. TAPG remained obligated to contribute an additional $145,000 to satisfy their full contribution. The Company and APN requested that TAPG provide the $150,787 balance of its full capital contribution. TAPG was also obligated to contribute their proportionate share of the start-up costs in excess of their initial capital contribution of $335,000 per pharmacy. The Agreement defines start-up costs as any costs associated with the opening of any open pharmacy location that accrue within one hundred eighty days following the opening of that particular pharmacy.

ASSURED PHARMACY, INC. AND SUBSIDIARIES
FORMERLY KNOWN AS eRXSYS, INC.
NOTES CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 and December 31, 2005

1. ORGANIZATION AND BASIS OF PRESENTATION (continued)

Following the start-up period, the Company advanced interest-free loans to sustain operations at both pharmacies operated by APN. On March 6, 2006, these loans were converted into 378 shares of APN capital stock. Following the conversion of this debt into equity, Assured Pharmacy increased their ownership interest in APN from 75% to 94.8%. TAPG owns the remaining 5.2% interest.

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

During the third quarter, the Company incorporated three wholly-owned subsidiaries for the purpose of operating additional pharmacies. On July 21, 2006, the Company incorporated Assured Pharmacy Gresham, Inc. (“Gresham”). On August 11, 2006, the Company incorporated Assured Pharmacy Irvine, Inc. (“Irvine”), and on September 25, 2006, the Company incorporated Assured Pharmacy Los Angeles 1, Inc. (“L.A. 1”).

ASSURED PHARMACY, INC. AND SUBSIDIARIES
FORMERLY KNOWN AS eRXSYS, INC.
NOTES CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 and December 31, 2005

1. ORGANIZATION AND BASIS OF PRESENTATION (continued)

Going Concern Considerations

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business. As of December 31, 2006, the Company had an accumulated deficit of $19,735,377, recurring losses from operations and negative cash flow from operating activities of $3,726,838 for the year then ended. The Company also had a negative working capital of $957,913 as of December 31, 2006.

The Company intends to fund operations through increased sales and debt and/or equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital or other cash requirements for the year ending December 31, 2007. The Company is seeking additional funds to finance its immediate and long-term operations. The successful outcome of future financing activities cannot be determined at this time and there is no assurance that if achieved, the Company will have sufficient funds to execute its intended business plan or generate positive operating results.

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

In response to these problems, management has taken the following actions:

•	The Company is expanding its revenue base beyond the pain management sector to service customers that require prescriptions to treat cancer, psychiatric, and neurological conditions.

•	The Company is aggressively signing up new physicians, which will result in new patients

•	The Company is seeking investment capital.

•	The Company implemented a new marketing strategy and retained additional sales personnel to attract business.

ASSURED PHARMACY, INC. AND SUBSIDIARIES
FORMERLY KNOWN AS eRXSYS, INC.
NOTES CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 and December 31, 2005

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

Principles of Consolidation

The consolidated financial statements for the year ended December 31, 2006 include the accounts of Assured Pharmacy, Inc., the Company’s 94.8% ownership interest in APN. The statement of operations also, includes 51% ownership interest in API, till December 15, 2006. In accordance with the joint venture agreement, the minority partner, does not have participation rights that allow them to block decisions proposed by the Company. The minority joint venture has given the Company the ability to control all daily operations and management of the joint venture; therefore, the Company has consolidated the joint venture in its financial statements. All significant inter-company accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant estimates made by management include revenue recognition, the allowance for doubtful accounts, the deferred tax asset valuation allowance, and the realization of inventories and long-lived assets. Actual results could materially differ from these estimates.

Risks and Uncertainties

The Company operates in a highly competitive industry that is subject to intense competition. The Company has a limited operating history since it has finished only its fourth year of operations. The Company faces risks and uncertainties relating to its ability to successfully implement its business strategy. Among other things, these risks include the ability to develop and sustain revenue growth; managing and expanding operations; competition; attracting, retaining and motivating qualified personnel; maintaining and

ASSURED PHARMACY, INC. AND SUBSIDIARIES
FORMERLY KNOWN AS eRXSYS, INC.
NOTES CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 and December 31, 2005

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Risks and Uncertainties (continued)

developing new strategic relationships; and the ability to anticipate and adapt to the changing markets and any changes in government regulations.

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

The Company purchased 99% of its inventory of its prescription drugs from one wholesale vendor during the year ended December 31, 2006. Management believes that the wholesale pharmaceutical and non-pharmaceutical distribution industry is highly competitive because of consolidation in the industry and the practice of certain large pharmacy chains to purchase directly from product manufacturers. Although management believes it could obtain the majority of our inventory from other distributors at competitive prices and upon competitive payment terms if our relationship with our primary wholesale drug vendor was terminated, there can be no assurance that the termination of such relationship would not adversely affect us.

Governmental Regulations

The pharmacy business is subject to extensive and often changing federal, state and local regulations, and our pharmacies are required to be licensed in the states in which they are located or do business. While management continuously monitors the effects of regulatory activity on the Company’s operations and it currently has a pharmacy license for each pharmacy the Company operates, the failure to obtain or renew any regulatory approvals or licenses could adversely affect the continued operations of the Company’s business.

The Company is also subject to federal and state laws that prohibit certain types of direct and indirect payments between healthcare providers. These laws, commonly known as the fraud and abuse laws, prohibit payments intended to induce or encourage the referral of patients to, or the recommendation of, a particular provider of products and/or services. Violation of these laws can result in a loss of licensure, civil and criminal

ASSURED PHARMACY, INC. AND SUBSIDIARIES
FORMERLY KNOWN AS eRXSYS, INC.
NOTES CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 and December 31, 2005

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Governmental Regulations (continued)

penalties and exclusion from various federal and state healthcare programs. The Company expends considerable resources in connection with compliance efforts. Management believes that the Company is in compliance with federal and state regulations applicable to its business.

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

The financial instrument that potentially exposes the Company to a concentration of credit risk principally consists of cash. The Company deposits its cash with high credit financial institutions, and at times the balances may exceed the insurance limit of the Federal Deposit Insurance Corp. Management believes that there is little risk of loss due to this policy.

ASSURED PHARMACY, INC. AND SUBSIDIARIES
FORMERLY KNOWN AS eRXSYS, INC.
NOTES CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 and December 31, 2005

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Accounts Receivable, non-current

The Company carries $183,741 of receivables which are over 180 days. These receivables are primarily from Workmen’s Compensation Board of State of California (“CA Board”). These receivables are due to disputes between the claimant and the employer, with the CA Board, known as “Green Liens”. The settlement period for such Green Lien cases takes anywhere from 1 year to 5 years. The Management classified such receivables as non-current long term assets. The Management also, provided 50% allowance for doubtful receivables against such receivables.

Allowance for Doubtful Accounts Receivable

The Company’s receivables are from reputable insurance companies. However, management periodically reviews the collectability of accounts receivable and provides an allowance for doubtful accounts receivable as management deems necessary. For the year ended December 31, 2006, Management provided approximately $177,000 towards such allowance. This provision also, includes 50% provision towards Green Lien claims. Management concluded there was no need for such an allowance as of December 31, 2005.

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or estimated market, and consist primarily of pharmaceutical drugs. Market is determined by comparison with recent sales or net realizable value. Net realizable value is based on management’s forecast for sales of its products or services in the ensuing years and/or consideration and analysis of changes in customer base, product mix, payor mix, third party insurance reimbursement levels or other issues that may impact the estimated net realizable value. Management regularly reviews inventory quantities on hand and records a reserve for shrinkage and slow-moving, damaged and expired inventory, which is measured as the difference between the inventory cost and the estimated market value based on management’s assumptions about market conditions and future demand for its products. No reservations were provided at December 31, 2006 and 2005, respectively, as the reserves were insignificant to the accompanying financial statements. Should the demand for the Company's products prove to be less than anticipated, the ultimate net realizable value of its inventories could be substantially less than reflected in the accompanying consolidated balance sheet.

ASSURED PHARMACY, INC. AND SUBSIDIARIES
FORMERLY KNOWN AS eRXSYS, INC.
NOTES CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 and December 31, 2005

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Inventories (continued)

Inventories are comprised of brand and generic pharmaceutical drugs. Brand drugs are purchased primarily from one wholesale vendor and generic drugs are purchased primarily from multiple wholesale vendors. The Company's pharmacies maintain a wide variety of different drug classes, known as Schedule II, Schedule III, and Schedule IV drugs, which vary in degrees of addictiveness.

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

Long Lived Assets:

The Company adopted Statement of Financial Accounting Standard (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. If the cost basis of a long-lived asset is greater than the projected future undiscounted net cash flows from such asset, an impairment loss is recognized. Impairment losses are calculated as the difference between the cost basis of an asset and its estimated fair value. SFAS No. 144 also requires companies to separately report discontinued operations, and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment or in a distribution to owners) or is classified as held for sale. Assets to be disposed of are reported at the lower of the carrying amount or the estimated fair value less costs to sell.

The Company's long-lived assets consist of computers, software, office furniture and equipment, store fixtures and leasehold improvements on pharmacy build-outs which are depreciated with useful lives varying from 3 to 10 years. Leasehold improvements are depreciated over the shorter of the useful life or the remaining lease term, typically 5 years. The Company assesses the impairment of these long-lived assets at least annually and makes adjustment accordingly. There were no impairments for 2006 or 2005.

ASSURED PHARMACY, INC. AND SUBSIDIARIES
FORMERLY KNOWN AS eRXSYS, INC.
NOTES CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 and December 31, 2005

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Property and Equipment

Property and equipment are stated at cost, and are being depreciated using the straight-line method over the estimated useful lives of the related assets, which generally range between three and ten years. Leasehold improvements are amortized on a straight-line basis over the shorter of the estimated useful lives of the assets or the remaining lease terms. Maintenance and repairs are charged to expense as incurred. Significant renewals and betterments are capitalized. At the time of retirement, other disposition of property and equipment or termination of a lease, the cost and accumulated depreciation or amortization are removed from the accounts and any resulting gain or loss is reflected in results of operations.

Intangible Assets

The Company follows SFAS No. 142,"Goodwill and Other Intangible Assets", which, addresses how intangible assets that are acquired individually or with a group of other assets should be accounted for upon their acquisition and after they have been initially recognized in the financial statements. SFAS No. 142 requires that goodwill and identifiable intangible assets that have indefinite lives not be amortized but rather be tested at least annually for impairment, and intangible assets that have finite useful lives be amortized over their estimated useful lives.

SFAS No. 142 provides specific guidance for testing goodwill and intangible assets for impairment. In addition, SFAS No. 142 expands the disclosure requirements about intangible assets in the years subsequent to their acquisition.

Advertising

The Company expenses the cost of advertising, including marketing and promotions, when incurred. Advertising costs for the years ended December 31, 2006 and December 31, 2005 $478,523 and $25,673, respectively. They are included in selling, general and administrative expenses in the accompanying consolidated statements of operations.

ASSURED PHARMACY, INC. AND SUBSIDIARIES
FORMERLY KNOWN AS eRXSYS, INC.
NOTES CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 and December 31, 2005

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

ASSURED PHARMACY, INC. AND SUBSIDIARIES
FORMERLY KNOWN AS eRXSYS, INC.
NOTES CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 and December 31, 2005

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Stock-based Employee Compensation (continued)

In the event the Company determined compensation expense of the employee stock options issued prior to January 1, 2006, based on the estimated fair value of the stock options at the grant date and consistent with guidelines of SFAS 123, its net loss and loss per share would have been as follows:

	2006	2005

Net loss applicable to common stockholders:
As reported	$(4,501,839)	$(4,797,092)

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	-	(2,600)
Pro forma	$(4,501,839)	$(4,799,692)

Basic and diluted (loss) per common share:
As reported	$(0.09)	$(0.12)
Pro forma	$(0.09)	$(0.12)

The above pro-forma effects of applying SFAS 123 are not necessarily representative of the impact on the results of operations for future years.

ASSURED PHARMACY, INC. AND SUBSIDIARIES
FORMERLY KNOWN AS eRXSYS, INC.
NOTES CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 and December 31, 2005

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Basic and Diluted Loss per Common Share

The Company computes loss per common share using SFAS No. 128 “Earnings Per Share”. Basic loss per share is computed by dividing net loss applicable to common shareholders by the weighted average number of common shares outstanding for the reporting period. Diluted loss per share reflects the potential dilution that could occur if securities or other contracts, such as stock options and warrants to issue common stock, were exercised or converted into common stock. Because the Company has incurred net losses and there are no dilutive potential common shares, basic and diluted loss per common share are the same. There were 16,658,875 and 14,780,875 warrants and options convertible into one share of the Company’s common stock issued and outstanding as of December 31, 2006 and 2005, respectively.

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

Fair Values of Financial Instruments

SFAS No. 107 “Disclosures About Fair Value of Financial Instruments” requires disclosure of fair value information about financial instruments when it is practicable to estimate that value. Management believes that the carrying amounts of the Company’s financial instruments, consisting primarily of cash, accounts receivable, and accounts payable and accrued liabilities approximated their fair values at December 31, 2006 and 2005, due to their short-term nature.

Management also believes that the December 31, 2006 and 2005 interest rate associated with the note payable approximates the market interest rate for this type of debt instrument and as such, the carrying amount of the notes payable approximates its fair value.

The fair values of related party transactions are not determinable due to their related party nature.

ASSURED PHARMACY, INC. AND SUBSIDIARIES
FORMERLY KNOWN AS eRXSYS, INC.
NOTES CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 and December 31, 2005

3. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31, 2006 and 2005:

	2006	2005

Furniture and equipment	$29,681	$17,212
Computer equipment and information systems	403,278	341,611
Leasehold improvements	296,695	242,833
	729,654	601,656
Less: accumulated depreciation and amortization	(286,715)	(160,686)
	$442,939	$440,970

Depreciation and amortization for the years ended December 31, 2006 and 2005 was $133,500 and $108,135, respectively.

4. LINE OF CREDIT FROM A RELATED PARTY

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

ASSURED PHARMACY, INC. AND SUBSIDIARIES
FORMERLY KNOWN AS eRXSYS, INC.
NOTES CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 and December 31, 2005

4. LINE OF CREDIT FROM A RELATED PARTY (Continued)

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

On October 31, 2005, the Company entered into Line of Credit Agreement (“LOC”) with Mosaic Financial Services, Inc. (“Mosaic”) for $1,000,000 to purchase inventory. This LOC has a one time commitment fee equal to three percent (3%) of the initial amount of the LOC. The LOC has a monthly finance charge of 1.5% of the then LOC limit. These finance charges are deducted prior to any advances. Under the terms of the LOC, Mosaic has a conversion right to convert all or a portion of the outstanding advances into shares of our common stock where the conversion price is based on the weighted average closing bid price for the common stock on the over-the-counter bulletin board (or such other equivalent market on which our common stock is quoted) for the seven trading days immediately preceding the date the conversion right is exercised. The conversion price shall not be less than $0.40 or more than $0.80. This LOC is secured by substantially all of our assets. On May 1, 2006, the Company repaid $200,000, which was drawn down in October, 2005. Since April 15 2006, the Company has been able to finance its inventory purchases without the need to draw down funds from the LOC.

A member of the Company’s board of directors since September 2005 and its Chief Financial Officer was previously the group financial officer for Mosaic Capital Advisors, LLC, which is the parent company of Mosaic. This LOC agreement was terminated on May 1, 2006.

ASSURED PHARMACY, INC. AND SUBSIDIARIES
FORMERLY KNOWN AS eRXSYS, INC.
NOTES CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 and December 31, 2005

5. NOTES PAYABLE TO RELATED PARTIES AND STOCKHOLDERS

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

Due to the Company’s dispute with the Licensor (see Note 12), the Company ceased making monthly installment payments. The outstanding balance of the note was approximately $1,013,000 as of December 31, 2004. On June 30, 2005, the United States Bankruptcy Court for the Eastern District of Texas approved a Settlement Agreement and Mutual Release (the “Settlement Agreement”) between the Company and the Licensor. Under the terms of the Settlement Agreement, the Licensor retained 100,000 shares of the Company’s common stock and returned the remaining 4,344,444 shares of common stock for cancellation. In addition, the Company issued the Licensor 500,000 additional shares of Company common stock and agreed to dismiss the lawsuit then pending in the U.S. District Court for the Eastern District of Texas with prejudice.

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

ASSURED PHARMACY, INC. AND SUBSIDIARIES
FORMERLY KNOWN AS eRXSYS, INC.
NOTES CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 and December 31, 2005

5. NOTES PAYABLE TO RELATED PARTIES AND STOCKHOLDERS (continued)

Note to Former CEO

In December 2003, the Company entered into a note payable with its former Chief Executive Officer (“former CEO”) for $370,000 in connection with the acquisition of a License. This note accrued interest at a fixed rate of 5% per annum. The note was secured by the License and was to mature in December 31, 2007.

In February 2005, the Company entered into a termination and settlement agreement with the former CEO, whereby he agreed to accept $10,000 cash, 494,000 shares of restricted common stock and warrants (fully vested and immediately exercisable, at a price range of $0.75 to $1.25 per share, over a five year period) to purchase 1,300,000 shares of the Company’s common stock and forever discharge the Company from all liability associated with this debt. During the quarter ended September 30, 2005, the Company paid the $10,000 on this settlement. In addition, the Company recorded a credit to subscribed stock for $494; a credit to additional paid in capital for $118,066 (the estimated fair value of the stock based on the trading price on the settlement date); and recorded a credit to additional paid in capital for $329,400 (estimated fair value of the warrants based on the Black-Scholes pricing model on the settlement date) and a loss on settlement of debt of $87,960, thereby extinguishing this liability.

TAPG Note

In January 2005, the Company entered into an agreement with TAPG where TAPG was to advance $270,000 in connection with establishing pharmacies in the Pacific Northwest of the United States (see Note 1). The note was to be funded by TAPG LLC in monthly instalments of $45,000 up to a maximum of $270,000. The note accrued interest at a fixed rate of 7% per annum. The note is secured by the assets of API’s pharmacies, in which the Company holds a controlling interest. However, the Company received only $40,000 during 2005. The note matured in January 2006 and was not extended. As of December 31, 2006, the Company paid $20,000 payment on this note. The Company intends to retire the remaining balance due of $20,000.

Convertible Loans

On October 25, 2005, the Company entered into a loan agreement with Malaton Investment Corporation S.A. (“Malaton”). Under the terms of the agreement, the Company received $250,000 for a two month term which can be extended for an additional twelve (12) month period by mutual consent. On the date of funding, the Company paid the lender a one time commitment fee equal to 3% of the initial amount of the loan. The loan has an interest rate of 15% per annum to be paid in monthly installments.

ASSURED PHARMACY, INC. AND SUBSIDIARIES
FORMERLY KNOWN AS eRXSYS, INC.
NOTES CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 and December 31, 2005

5. NOTES PAYABLE TO RELATED PARTIES AND STOCKHOLDERS (continued)

Convertible Loans (continued)

Pursuant to the terms of this agreement, Malaton had a continuing conversion right during the term to convert all or a portion of the then outstanding amount of the obligations into a number of shares of the Company’s common stock determined at a conversion price equal to the rolling seven (7) trading day weighted average closing bid price for the Common Stock on the OTC:BB (or such other equivalent market on which the Common Stock is quoted) calculated as of the trading day immediately preceding the date the Conversion Right is exercised. The conversion price per share was not to be less than $0.40 or more than $0.80. On March 1, 2006, Malaton elected to convert the loan into 625,000 shares of the Company’s restricted common stock. The shares issued upon conversion are entitled to piggyback registration rights.

On December 21, 2005, the Company entered into a loan agreement with Kenido Holdings, Inc. (“Kenido”). Under the terms of the agreement, the Company received
$175,000 for a twelve (12) month term which can be extended for an additional twelve
(12) month period by mutual consent. On the date of funding, the Company paid the lender a one time commitment fee equal of 3% of the initial amount of the loan. The loan had an interest rate of 15% per annum payable in monthly installments.

Pursuant to the terms of this agreement, the Kenido had a continuing conversion right during the term to convert all or a portion of the then outstanding amount of the obligations into a number of shares of the Company’s common stock determined at a conversion price equal to the rolling seven (7) trading day weighted average closing bid price for the Common Stock on the OTC:BB (or such other equivalent market on which the Common Stock is quoted) calculated as of the trading day immediately preceding the date the Conversion Right is exercised. The conversion price per share was not to be less than $0.40 or more than $0.80. On March 1, 2006, Kenido elected to convert the loan into 437,500 shares of the Company’s restricted common stock. The shares issued upon conversion are entitled to piggyback registration rights.

The conversion price on both the notes to, Kenido and Malaton, was $0.40. The weighted average price of the shares of the Company’s common stock was calculated at $0.41. Due to this, the Company recognized a beneficial conversion of $10,625 as an expense.

ASSURED PHARMACY, INC. AND SUBSIDIARIES
FORMERLY KNOWN AS eRXSYS, INC.
NOTES CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 and December 31, 2005

5. NOTES PAYABLE TO RELATED PARTIES AND STOCKHOLDERS (continued)

Convertible Loans (continued)

During first quarter of 2005, the Company entered into ninety-day note payable to VVPH Inc. for $50,000. During first quarter of 2006, the Company extended this agreement to January 31, 2007. VVPH also, agreed to convert accrued interest of $1,907 to principal.

On January 21, 2006, the Company entered additional two (2) loan agreements with VVPH Inc. Under the terms of the agreements, the Company received $600,000 for a twelve (12) month term which can be extended for an additional twelve (12) month period by mutual consent. The loan has an interest rate of 15% per annum to be paid in monthly installments.

Pursuant to the terms of this agreement, the VVPH has a continuing conversion right during the term to convert all or a portion of the then outstanding amount of the obligations into a number of shares of the Company’s common stock determined at a conversion price equal to the rolling seven (7) trading day weighted average closing bid price for the Common Stock on the OTC:BB (or such other equivalent market on which the Common Stock is quoted) calculated as of the trading day immediately preceding the date the Conversion Right is exercised. The Conversion Price shall not be less than $0.40 or more than $0.80. VVPH Inc shall be entitled to piggyback registration rights upon exercise of this conversion right. During the year ended December 31, 2006, the Company paid $75,000 towards the principal of this loan, along with interest of $64,315. As of December 31, 2006, the Company owes $575,988 along with the interest, towards these notes.

In March 2007, the Company extended these agreements until January, 2008.

During the first quarter of 2005, the Company entered into three ninety-day notes payable to three stockholders totaling $190,000. These notes are unsecured and have various fixed interest rate ranging from 3% to 7.50% per annum. On August 15, 2005, the Company repaid one note bearing 3% interest rate, of the $50,000 note together with accrued interest of $1,350. Also, during the quarter ended September 30, 2005, the Company extended the maturity date of the remaining two notes payable to January 31, 2006.

The Company was able to further extend the maturity date of these three notes from January 31, 2006 to January 31, 2007. Company also converted accrued interest of $6,256 to notes payable. During the year ended December 31, 2006, the Company repaid 2 notes of $146,256. along with the interest of $6,125.

ASSURED PHARMACY, INC. AND SUBSIDIARIES
FORMERLY KNOWN AS eRXSYS, INC.
NOTES CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 and December 31, 2005

6. EQUITY TRANSACTIONS

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

In a termination and settlement agreement entered into with the Company’s former CEO on February 1, 2005, the Company agreed to issue the former CEO 494,000 shares of restricted common stock (see Note 5). The former CEO also agreed to return 5,400,000 shares of the Company’s common stock to treasury. In termination and settlement agreements with two other officers, they agreed to return 1,114,214 shares of the Company’s common stock to treasury.

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

ASSURED PHARMACY, INC. AND SUBSIDIARIES
FORMERLY KNOWN AS eRXSYS, INC.
NOTES CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 and December 31, 2005

6. EQUITY TRANSACTIONS (continued)

Common Stock

Under the terms of the Settlement Agreement (see Note 5), the Licensor retained 100,000 shares of the Company’s common stock and returned the remaining 4,344,444 shares of common stock for cancellation. Accordingly, the Company recorded a debit to treasury stock for $4,344. In addition, the Company agreed to issue the Licensor 500,000 additional shares of its common stock. These securities were issued pursuant to Section 4(2) of the Securities Act.

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

During the quarter ended September 30, 2005, the Company issued 1,430,000 shares of restricted common stock to consultants in connection with one-year service agreements. Such stock was valued at $449,500 (estimated to be the fair value based on the trading price on the issuance date). As a result of these transactions, the Company recorded a debit to deferred compensation of $449,500 and a credit to common stock and additional paid-in capital of $1,430 and $448,070, respectively. The Company is amortizing such deferred compensation over the life of the consulting contracts. These securities were issued pursuant to Section 4(2) of the Securities Act.

During the quarter ended September 30, 2005, the Company issued 169,090 shares of restricted common stock to a consultant for services rendered, valued at $60,872 (estimated to be the fair value based on the trading price on the issuance date). These securities were issued pursuant to Section 4(2) of the Securities Act.

ASSURED PHARMACY, INC. AND SUBSIDIARIES
FORMERLY KNOWN AS eRXSYS, INC.
NOTES CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 and December 31, 2005

6. EQUITY TRANSACTIONS (continued)

Common Stock

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

During the three months ended March 2006, the Company entered into debt conversion agreements with two lenders converting the total principal balances of $425,000 into 1,062,500 restricted shares of common stock. These shares were issued pursuant to Section 4(2) of the Securities Act

During the three months ended March 2006, the Company issued 625,000 shares of restricted common stock to three (3) consultants in connection with service agreements with various ending dates. Such stock was valued at $254,250 (estimated to be the fair value based on the trading price on the issuance date). As a result of these transactions, the Company recorded a debit to deferred compensation of $254,250 and a credit to common stock and additional paid-in capital of $625 and $253,625, respectively.

ASSURED PHARMACY, INC. AND SUBSIDIARIES
FORMERLY KNOWN AS eRXSYS, INC.
NOTES CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 and December 31, 2005

6. EQUITY TRANSACTIONS (continued)

Common Stock

During the three months ended June 30, 2006, the Company issued 750,000 shares of restricted common stock to 3 (three) consultants in connection with the existing service agreements with various ending dates. Such stock was valued at $350,000 (estimated to be the fair value based on the trading price on the issuance date). As a result of these transactions, the Company recorded a debit to deferred compensation of $350,000 and a credit to common stock and additional paid-in capital of $750 and $349,250 respectively.

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

During the three months ended September 30, 2006, the Company issued 590,000 shares of restricted common stock to two consultants in connection with the existing service agreements with various ending dates. Such stock was valued at $246,400 (estimated to be the fair value based on the trading price on the issuance date). The Company recorded $199,500 as deferred compensation, and $7,000 as consulting expense. As a result of these transactions, the Company recorded a debit to deferred compensation and consulting expense of $239,400 and $7,000, respectively and, a credit to common stock and additional paid-in capital of $590 and $238,810 respectively.

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

During the three months ended December 31, 2006, the Company issued 250,000 shares of restricted common stock to two consultants in connection with the existing service agreements with various ending dates. Such stock was valued at $89,500 (estimated to be the fair value based on the trading price on the issuance date). As a result of these transactions, the Company recorded a debit to deferred compensation of $89,500 and a credit to common stock and additional paid-in capital of $250 and $89,250 respectively.

ASSURED PHARMACY, INC. AND SUBSIDIARIES
FORMERLY KNOWN AS eRXSYS, INC.
NOTES CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 and December 31, 2005

6. EQUITY TRANSACTIONS (continued)

Common Stock

During three months ended December 31, 2006, one (1) investor exercised 250,000 warrants to purchase 250,000 shares of restricted common stock at an exercise price of $0.60 for total consideration of $150,000.

During three months ended December 31, 2006, the Company issued 50,000 shares of restricted common stock to TPG as a part of agreement to acquire 49% of API. These shares were valued at $19,500

During three months ended December 31, 2006, the Company issued 1,011,373 shares of restricted common stock in lieu of the total interest of $352,350, due to the convertible Debenture note holders (See note 7).

Warrants

During the year ended December 31, 2005, under the settlement agreement with its former CEO (see Note 5), the Company issued warrants to purchase 1,300,000 shares of the Company’s restricted common stock at various exercise prices ranging from $0.75 to $1.25 exercisable for five (5) years.

During the year ended December 31, 2005, the Company issued warrants to purchase 125,000 shares of its common stock to consultants for services. Such warrants were valued at $31,250 (estimated to be the fair value based on the Black-Scholes pricing model on the issuance date). The Company recorded such amount as consulting expense which is included in consulting and other compensation in the accompanying consolidated statements of operations.

During the year ended December 31, 2005, in connection with a private placement, the Company issued warrants to purchase 1,910,000 shares of the Company’s restricted common stock at an exercise price of $0.60 exercisable for thirty-six months after October 2005.

During the year ended December 31, 2006, the Company issued warrants to purchase 1,133,334 shares of its restricted common stock to an officer of the Company. Such warrants valued at $373,097 (estimated to be the fair value based on the Black-Scholes pricing model on the issuance date). One ½ of such warrants were vested immediately and the rest are to be vested in 2007.

ASSURED PHARMACY, INC. AND SUBSIDIARIES
FORMERLY KNOWN AS eRXSYS, INC.
NOTES CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 and December 31, 2005

6. EQUITY TRANSACTIONS (continued)

Warrants (continued)

During the year ended December 31, 2006, in connection with a private placement, the Company issued warrants to purchase 2,212,500 shares of the Company’s restricted common stock at an exercise price of $0.60 exercisable for thirty-six months after October 2008.

The following tables summarize information concerning outstanding warrants as of December 31, 2006 and 2005:
	Number of Shares	Weighted-Average Exercise Price
Outstanding and exercisable at
January 1, 2005	4,145,875	$0.60
Granted	3,335,000	$0.60
Cancelled or forfeited	-	$-
Outstanding and exercisable at
December 31, 2005	7,480,875	$0.60
Granted	3,345,834	$0.60
Exercised, Cancelled or forfeited	(250,000)	$0.60
Outstanding and exercisable at
December 31, 2006	10,576,709	$0.60

	Outstanding			Exercisable
Range of Exercise Price	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Life (Years)	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Life (Years)

$0.60	10,576,709	$0.65	1.3	10,576,709	$0.65	1.3

ASSURED PHARMACY, INC. AND SUBSIDIARIES
FORMERLY KNOWN AS eRXSYS, INC.
NOTES CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 and December 31, 2005

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

The Administrator has a right to set the period within which each option shall vest or be exercisable and to accelerate such time frames; however; each option shall be exercisable at the rate of at least 20% per year from the grant date. Unless otherwise provided by the Administrator, option will not be subject to any vesting requirements.

ASSURED PHARMACY, INC. AND SUBSIDIARIES
FORMERLY KNOWN AS eRXSYS, INC.
NOTES CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 and December 31, 2005

6. EQUITY TRANSACTIONS (continued)

Stock Options (continued)

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

In, 2005, the Company granted 1,965,000 options to purchase its common stock to consultants in connection with three service agreements. Such options were valued at $498,750 (estimated to be the fair value based on the Black-Scholes pricing model on the issuance date), and are amortized over the lives of the service agreements. The President of Janus Financial Services, Inc., an entity that received 1.7 million of the above options has been a member of the Company’s board of directors since September 2005. The Company recorded such amount as a debit to deferred compensation and a credit to additional paid in capital. The options have an exercise price of $0.60 per share and have contractual lives that range from two to three years.

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

In May, 2006, the Company cancelled 1,133,334 options granted to Janus Financial Services, Inc., non-vested part of 1.7 million options. The President of Janus Financial Services, Inc. is a Chief Financial Office and former Chief Operating Officer of the Company.

In addition, options to purchase 10,000 shares of common stock issued to employees were terminated.

ASSURED PHARMACY, INC. AND SUBSIDIARIES
FORMERLY KNOWN AS eRXSYS, INC.
NOTES CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 and December 31, 2005

6. EQUITY TRANSACTIONS (continued)

Stock Options (continued)

The following tables summarize information concerning outstanding stock options as of December 31, 2005:

	Number of Shares	Weighted-Average Exercise Price
Options outstanding and exercisable at
January 1, 2005	55,000.00	$
Granted	7,245,000.00		$0.59
Cancelled or forfeited			$-
Options outstanding and exercisable at
December 31, 2005
Granted	7,300,000.00		$0.42
Cancelled or forfeited	(1,163,334.00)		$0.60
Options outstanding and exercisable at
December 31, 2006	6,136,666.00		$0.60

	Outstanding			Exercisable
Range of Exercise Price	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Life (Years)	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Life (Years)

$0.60	6,136,666	$0.60	4.9	6,136,666	$0.60	4.9

ASSURED PHARMACY, INC. AND SUBSIDIARIES
FORMERLY KNOWN AS eRXSYS, INC.
NOTES CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 and December 31, 2005

7. UNSECURED CONVERTIBLE DEBENTURE NOTES

During the year ended December 31, 2006, the Company raised $1,958,500 by issuing one year unsecured convertible debentures (“Debenture”) with interest at 18% per annum.

The Debenture holders have the right to convert their notes into fully paid non-assessable shares of common stock and Common Stock Purchase Warrants at the conversion price of $0.40 The Common Stock Purchase warrants are convertible into the shares of the company’s common stock at the exercise price of $0.60 for a period of one (1) year and $0.80 per share for a period of two (2) years.

The total interest is payable solely by the issuance of shares of the Company’s common stock. The number of shares to be issued in payment of the interest is to be calculated based upon average closing price for the Company’s common stock on NASD OTCBB for the five (5) consecutive trading days preceding the issuance date. The Company issued 1,011,373 shares of restricted common stock to pay the total interest of $352,530, of which $67,406 is interest expense to December 31 2006 and $285,124 is included in prepaid expenses and other assets on the balance sheet.

8. COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company occupies buildings and retail space under operating lease agreements expiring on various dates through January 2012 with monthly payments ranging from approximately $1,400 to $2,500. Certain leases include future rental escalations and renewal options

As of December 31, 2006, future minimum payments under operating leases approximated the following:

2007	$181,469
2008	162,360
2009	75,354
2010	30,902
2011	30,902
Thereafter	2,578
Total	$483,565

Total rent expense for the years ended December 31, 2006 and 2005 was approximately $202,000 and $141,000, respectively.

ASSURED PHARMACY, INC. AND SUBSIDIARIES
FORMERLY KNOWN AS eRXSYS, INC.
NOTES CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 and December 31, 2005

8. COMMITMENTS AND CONTINGENCIES (Continued)

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

From time to time, the Company may be involved in various claims, lawsuits, dispute with third parties, actions involving allegations of discrimination or breach of contract actions incidental to the normal operations of the business. The Company is not a party to any pending litigation which it believes could have a material adverse effect on the Company’s financial position or results of operations.

9. LOSS PER COMMON SHARE

The following is a reconciliation of the numerators and denominators of the basic and diluted loss per common share computations for the years ended December 31, 2006 and 2005:

	2006	2005

Numerator for basic and diluted loss per common share:

Net loss to common stockholders	$(4,501,839)	$(4,797,092)

Denominator for basic and diluted loss per common share:

Weighted average number of shares outstanding	52,013,352	40,961,989

Basic and diluted loss per common share	$(0.09)	$(0.12)

ASSURED PHARMACY, INC. AND SUBSIDIARIES
FORMERLY KNOWN AS eRXSYS, INC.
NOTES CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 and December 31, 2005

9. LOSS PER COMMON SHARE (continued)

Due to their anti-dilutive effect, the following potential common shares have been excluded from the computation of diluted earnings per share:

	2006	2005

Warrants	10,576,709	7,480,875

Stock options	6,136,666	6,091,667

Convertible notes	9,792,500	-

Total	26,505,874	13,304,792

10. RESTRUCTURING COSTS

Because the Company’s revenue and operating margin had not grown in line with management’s original expectations, the Company adopted a non-discretionary restructuring plan that resulted in a workforce reduction and other cost reductions (collectively, the “Restructuring”) intended to strengthen the Company’s future operating performance. The Company implemented the Restructuring during the fourth quarter of 2004 through the first quarter of 2005. The Company’s total expense related to this Restructuring which was recognized in 2005 was approximately $194,000.  No restructuring costs have been incurred since in 2006.

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

11. CHANGES IN THE MANAGEMENT

On May 1, 2006, John Eric Mutter resigned as the Company’s Chief Operating Officer and the Company’s board of directors appointed Mr. Mutter as the Company’s Chief Technology Officer.

On May 1, 2006, the Company’s board of directors appointed Haresh Sheth as the Company’s Chief Operating Officer.

On December 15, 2006, Robert Delvecchio resigned as the Chief Financial Officer.

On December 15, 2006, Haresh Sheth resigned as the Chief Operating Officer and the Company’s board of directors appointed Mr. Sheth as the Company’s Chief Financial Officer.

ASSURED PHARMACY, INC. AND SUBSIDIARIES
FORMERLY KNOWN AS eRXSYS, INC.
NOTES CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 and December 31, 2005

12. INCOME TAXES

A reconciliation of income taxes computed at the U.S. Federal Statutory income tax rate to the provision for income tax is as follows:

	2006	2005

U.S. Federal Statutory tax at 34%	$(5,032,408)	$(1,725,000)
State Taxes, net of federal benefit	$(888,072)	$(305,000)
Valuation Allowance	$(5,920,480)	$2,035,000

Provision for income taxes	$-	$5,000

Due to losses incurred for the years ended December 31, 2006 and 2005, there is no current provision for income taxes.

Deferred tax assets consist of the following at December 31, 2006 and 2005:

	2006	2005

Net operating loss carried forward	$5,846,086	$4,045,350
Depreciable assets	3,355	10,472
Accounts receivable	71,039	-
	5,920,480	4,055,822
Valuation allowance	(5,920,480)	(4,055,822)
Deferred tax assets	$-	$-

Based upon the net operating losses incurred since inception, management has determined that it is more likely than not that the deferred tax assets as of December 31, 2006 will not be recognized. Consequently, the Company has established a valuation allowance against the entire deferred tax assets.

As of December 31, 2006, the Company has federal and state net operating losses of approximately $14,600,000 that expire from 2022 to 2026.

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

ASSURED PHARMACY, INC. AND SUBSIDIARIES
FORMERLY KNOWN AS eRXSYS, INC.
NOTES CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 and December 31, 2005

13. SUBSEQUENT EVENTS

Unsecured Convertible Debenture Note

Subsequent to the reporting period, the Company raised $500,000 by issuing a one-year unsecured convertible debenture (“Debenture”) carrying an interest rate of 18% per annum. The Debenture provides that all the interest is payable solely in the shares of the Company’s common stock on the issuance date. The number of shares to be issued as interest is to be calculated based upon average closing price for our common stock on NASD OTCBB for the five (5) consecutive trading days preceding the issuance date.

The Company issued 254,614 shares of common stock as payment of interest on the Debenture. The Debenture holders have the right to convert their Debenture into fully paid non-assessable shares of common stock at $0.40 and Common Stock Purchase Warrants to purchase one (1) share of restricted common stock at an exercise price of $0.60 exercisable for 12 months after the conversion date and to purchase one (1) share of restricted common stock at an exercise price of $0.80 exercisable for 24 months.

Equity Transactions

In February 2007, the Company granted as a performance base bonus to an officer of the Company options to purchase 750,000 shares of its common stock vesting over a two year period of time from the date of issuance and exercisable at the exercise price of $0.60 per share.

In February 2007, the Company issued 300,000 shares of its common stock to outside members of its board of directors in consideration for services rendered as a member of the board. These shares were valued at $114,000 (estimated to be the fair value based on the trading price on the issuance date).

In February 2007, the Company issued 100,000 shares of restricted common stock, valued at $34,000 (estimated to be the fair value based on the trading price on the issuance date) granted warrants to purchase 100,000 shares of its common stock, exercisable at $0.60 per share until December 31, 2009, and granted warrants to purchase 100,000 shares of its common stock, exercisable at $0.80 per share until December 31, 2009 to a consultant in exchange for services rendered.

In January 2007, the Company issued 75,000 shares of restricted common stock to one consultant for services rendered, valued at $28,500 (estimated to be the fair value based on the trading price on the issuance date).

ASSURED PHARMACY, INC. AND SUBSIDIARIES
FORMERLY KNOWN AS eRXSYS, INC.
NOTES CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 and December 31, 2005

13. SUBSEQUENT EVENTS (continued)

Opening of a New Store

The Company opened their new store in Gresham, Oregon, a suburb of Portland on January 26, 2007. This store is owned by Assured Pharmacy Gresham, Inc., a wholly owned subsidiary of the Company.

Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

No events occurred requiring disclosure under Item 304(b) of Regulation S-B.

On April 5, 2006, Squar, Milner, Reehl & Williamson, LLP (the “Squar Milner”) was dismissed as our independent registered public accounting firm. We engaged Miller, Ellin & Co. LLP as our principal accountants effective April 5, 2006. The decision to change accountants was approved by our board of directors. We did not consult with Miller, Ellin & Co. LLP on any matters prior to retaining such firm as our principal accountants.

Squar Milner’s audit reports on our consolidated financial statements for the fiscal years ended December 31, 2005 and December 31, 2004 contained no adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles, except that the audit reports on our financial statements for the fiscal years ended December 31, 2005 and December 31, 2004 contained an uncertainty about our ability to continue as a going concern.

During the years ended December 31, 2005 and December 31, 2004, and through the subsequent period ended April 5, 2006, there were no disagreements with Squar Milner on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements if not resolved to the satisfaction of Squar Milner would have caused them to make reference thereto in their reports on the consolidated financial statements for such periods.

During the years ended December 31, 2005 and December 31, 2004, and through the subsequent period ended April 5, 2006, Squar Milner did not advise us with respect to any of the matters described in paragraphs (a)(1)(iv)(A) or (B) of Item 304 of Regulation S-B except as follows:

On March 30, 2006, Squar Milner advised our board of directors about a material weakness in the internal control that we do not have sufficient staffing in the financial reporting and accounting departments regarding the specialized knowledge and expertise in accounting principles generally accepted in the United States ("GAAP") that is necessary to (i) prevent errors in financial reporting and related disclosures and (ii) otherwise comply with accounting pronouncements.

Item 8A. Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2006. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer, Mr. Robert DelVecchio, and our Chief Financial Officer, Mr. Haresh Sheth. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2006, our disclosure controls and procedures are of limited effectiveness. There have been no significant changes in our internal controls over financial reporting during the quarter ended December 31, 2006 that have materially affected or are reasonably likely to materially affect such controls.

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

Limitations on the Effectiveness of Internal Controls

Our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will necessarily prevent all fraud and material error. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving our objectives and our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective at that reasonable assurance level. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the internal control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

Item 8B. Other information

None.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

The following information sets forth the names of our current directors and executive officers, their ages and their present positions.

Name	Age	Position(s) and Office(s) Held
Robert DelVecchio	42	Chief Executive Officer & Director
James Manfredonia	45	Director
Richard Falcone	53	Director
Haresh Sheth	56	Chief Financial Officer & Director
John Eric Mutter	46	Chief Technology Officer

Set forth below is a brief description of the background and business experience of each of our current executive officers and directors.

Robert DelVecchio. On February 3, 2005, our board of directors appointed Mr. Robert DelVecchio to serve as Chief Executive Officer. Mr. DelVecchio was appointed as a member of the board of directors on March 31, 2005. Mr. DelVecchio also served as our Chief Financial Officer from March 2005 to December 2006. Since 1995, Mr. DelVecchio has acted as Chief Executive Officer and President of Brockington Securities, Inc., a broker-dealer who is a member of the National Association of Securities Dealers.

James Manfredonia. Mr. Manfredonia was appointed to the board of directors of Assured Pharmacy, Inc. in June 2004. Since 2002, Mr. Manfredonia has served as manager of listed equity trading and New York Stock Exchange operations at Bear Stearns. Mr. Manfredonia currently serves as the Chairman of the New York Stock Exchange Upstairs Traders Advisory Committee and as a member of the Market Performance Committee of the New York Stock Exchange. Prior to joining Bear Stearns, Mr. Manfredonia worked for ten years at Merrill Lynch where he managed the listed trading desk with additional responsibilities for NASDAQ, portfolio trading, sales trading, and NYSE staff. Mr. Manfredonia was the founding general partner of Blair Manfredonia Limited Partners, a hedge fund/broker-dealer. Mr. Manfredonia has also worked at Lehman Brothers, Salomon Brothers, and Drexel Burnham.

Richard Falcone. Mr. Falcone was appointed to the board of directors of Assured Pharmacy, Inc. in July 2004. From February 2006 to December 2006, Mr. Falcone served as President and Chief Executive Officer of Tasker Capital Corp.  Mr. Falcone also served as Chairman of the Board of Tasker Capital Corp. from May 2006 to December 2006.  From 2001 to February 2006, Mr. Falcone served as Chief Financial Officer of The A Consulting Team, Inc., an IT service company. Mr. Falcone has served as Chief Financial Officer of Netgrocer.com. In 1990, Mr. Falcone joined Bed Bath & Beyond, Inc. as its Chief Financial Officer. In 1983, Mr. Falcone joined Tiffany & Co. and served as Manager of Audit, Director of Financial Control, and Director of International Finance and Operations. Mr. Falcone has also worked at

PriceWaterhouseCoopers & Co., an international public accounting firm.

Haresh Sheth. Mr. Sheth was appointed to serve as our Chief Operating Officer on May 1, 2006 and served in this capacity until December 15, 2006 when Mr. Sheth was appointed our Chief Financial Officer. Mr. Sheth was appointed to the board of directors of Assured Pharmacy, Inc. in September 2005. Mr. Sheth is a graduate of West Virginia University where he earned an engineering degree. Since 1991, Mr. Sheth has acted as President of Janus Finance Corporation, an asset based finance company. Mr. Sheth served as the group financial officer to Mosaic Capital Advisors LLC from 2004 to December 31, 2006.

John Eric Mutter. Mr. Mutter was appointed to serve as Chief Operating Officer on May 11, 2005 and served in this capacity until May 1, 2006 when Mr. Mutter was appointed Chief Technology Officer. Since January 2004, Mr. Mutter has acted as a consultant to Assured Pharmacy, Inc. providing technology and information systems support. From 2000 to 2003, Mr. Mutter performed similar responsibilities for the MedEx Systems Inc. designing, implementing and managing a digital prescribing infrastructure for Pegasus Pharmacies. Prior to these positions, Mr. Mutter has held numerous field engineering and technology positions with Alpha Microsystems, Tomba Communications, Neosoft Inc., Checkpoint Systems, and Southwest Communications.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual meeting of our shareholders or until removed from office in accordance with our bylaws.

Our executive officers are appointed by our board of directors and hold office until removed by the board.

Significant Employees

We have no significant employees other than our officers and directors.

Family Relationships

There are no family relationships between or among the directors, executive officers or persons nominated or chosen by us to become directors or executive officers.

Involvement in Certain Legal Proceedings

To the best of our knowledge, during the past five years, none of the following occurred with respect to a present director, person nominated to become director, executive officer, or control person: (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his or her involvement in any type of business, securities or banking activities; and (4) being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Audit Committee

We do not have a separately-designated standing audit committee. The entire board of directors performs the functions of an audit committee, but no written charter governs the actions of the board of directors when performing the functions of that would generally be performed by an audit committee. The board of directors approves the selection of our independent accountants and meets and interacts with the independent accountants to discuss issues related to financial reporting. In addition, the board of directors reviews the scope and results of the audit with the independent accountants, reviews with management and the independent accountants our annual operating results, considers the adequacy of our internal accounting procedures and considers other auditing and accounting matters including fees to be paid to the independent auditor and the performance of the independent auditor.

Richard Falcone is an audit committee financial expert and is independent, as the term is used in Item 7(d)(3)(iv) of Schedule 14A of the Exchange Act.

For the fiscal year ending December 31, 2006, the board of directors:

1.	Reviewed and discussed the audited financial statements with management, and

2.	Reviewed and discussed the written disclosures and the letter from our independent auditors on the matters relating to the auditor's independence.

Based upon the board of directors’ review and discussion of the matters above, the board of directors authorized inclusion of the audited financial statements for the year ended December 31, 2006 to be included in this Annual Report on Form 10-KSB and filed with the Securities and Exchange Commission.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who beneficially own more than ten percent of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent beneficial shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. To the best of our knowledge based solely on a review of Forms 3, 4, and 5 (and any amendments thereof) received by us during or with respect to the year ended December 31, 2006, the following persons have failed to file, on a timely basis, the identified reports required by Section 16(a) of the Exchange Act during fiscal year ended December 31, 2006:

Name	Principal Position	Number of late reports	Transactions not timely reported	Known failures to file a required form
Robert DelVecchio	CEO & Director	0	0	0
Richard Falcone	Director	0	0	0
James Manfredonia	Director	0	0	0
Haresh Sheth	CFO & Director	0	0	0
John Eric Mutter	Chief Technology Officer	0	0	0

Code of Ethics Disclosure

As of December 31, 2006, we have not adopted a Code of Ethics for Financial Executives, which include our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

We have begun the process of drafting a code of ethics which will be filed with the Security and Exchange Commission upon its adoption by the board of directors.

Item 10. Executive Compensation

The table below summarizes all compensation awarded to, earned by, or paid to our former or current executive officers for the fiscal years ended 2006 and 2005.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Robert DelVecchio (1) CEO & Former CFO	2006 2005	150,000 39,577	128,860 -	- -	- 1,950,000	- -	- -	- 15,077	278,860 1,988,077
Haresh Sheth (2) CFO & Former COO	2006 2005	110,577 n/a	- n/a	- n/a	283,333 n/a	- n/a	- n/a	- n/a	393,910 n/a
John Eric Mutter (3) CTO & Former COO	2006 2005	185,000 109,692	- -	- 70,000	- 70,000	- -	- -	- 41,667	185,000 291,359

(1)	Mr. DelVecchio resigned as our Chief Financial Officer on December 15, 2006.

(2)
Mr. Sheth was appointed as our Chief Operating Officer on May 1, 2006 and served in this capacity until his appointment as Chief Financial Officer on December 15, 2006. The information in the summary compensation table includes all compensation paid to Mr. Sheth for the full fiscal year ended December 31, 2006.

(3)
Mr. Mutter was appointed as our Chief Operating Officer on May 11, 2005 and served in this capacity until his appointment as Chief Technology Officer on December 15, 2006. The information in the summary compensation table includes all compensation paid to Mr. Mutter for the full fiscal years ended December 31, 2006 and 2005.

Narrative Disclosure to the Summary Compensation Table

Salary and stock options granted to our executive officers based on their level of experience and contributions to the company.

We have not entered into an employment agreement with Mr. Mutter. Mr. Mutter is paid an annual base salary of $185,000. Mr. Mutter was not granted any stock option awards during the fiscal year ended December 31, 2006. During the fiscal year ended December 31, 2005, we granted Mr. Mutter options to purchase 250,000 shares of our common stock at the exercise price of $0.60 per share with an expiration date of August 29, 2008. These option are fully vested an immediately exercisable. The aggregate value of these options was computed in accordance with FAS 123R and is reported in the summary compensation table above in the column titled “Option Awards.” During the fiscal year ended December 31, 2005, we issued 250,000 shares of our common stock to Mr. Mutter as a stock award. The aggregate value of these shares was computed in accordance with FAS 123R and is reported in the summary compensation table above in the column titled “Stock Awards.” Also during the fiscal year ended December 31, 2005, we paid Mr. Mutter $41,667 in consulting fees prior to his appointment as an executive officer in May 2005. These consulting fees are reported in the summary compensation table above in the column titled “All Other Compensation.”

Employment Agreements

In September 2005, we entered into an employment agreement with our Chief Executive Officer, Robert DelVecchio. As provided in the employment agreement, Mr. DelVecchio is paid a base salary of $150,000. Mr. DelVecchio received $39,577 in salary for the fiscal year ended December 31, 2005 and $150,000 in salary for the fiscal year ended December 31, 2006. Salary paid is recorded in the summary compensation table above in the column titled “Salary.” Upon execution of the employment agreement, Mr. DelVecchio was granted options to purchase 5,000,000 shares of our common stock for a period of ten years from the date of issuance and exercisable at the exercise price of $0.60 per share. These options became fully vested and exercisable upon issuance. The aggregate fair value of these options was computed in accordance with FAS 123R and is reported in the summary compensation table above in the column titled “Option Awards.” Based upon the overall performance of our company since his appointment as Chief Executive Officer, the board of directors in 2006 approved and paid Mr. DelVecchio $128,860 in bonus compensation.

On May 1, 2006, we entered into an employment agreement with Mr. Sheth. As provided in the employment agreement, Mr. Sheth is paid a base salary of $150,000. During the fiscal year ended December 31, 2006, Mr. Sheth received $110,577 in salary and this is recorded in the summary compensation table above in the column titled “Salary.” Upon execution of the employment agreement, Mr. Sheth was granted options to purchase 1,133,334 shares of common stock exercisable for a period of ten years from the date of issuance at the exercise price of $0.60 per share. The aggregate fair value of these options was computed in accordance with FAS 123R and is reported in the summary compensation table above in the column titled “Option Awards.”
At no time during the last fiscal year was any outstanding options issued to our executive officers repriced or otherwise modified. There was no tandem feature, reload feature, or tax-reimbursement feature associated with any of the stock options we granted to our executive officers or otherwise.

Outstanding Equity Awards at Fiscal Year-End

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer as of December 31, 2006.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
Robert DelVecchio	5,000,000	-	-	0.60	09/19/2015	-	-	-	-
Haresh Sheth	566,667	566,667 (1)	-	0.60	05/01/2016	-	-	-	-
John Eric Mutter	250,000	-	-	0.60	08/29/2008	-	-	-	-

(1)	566,667 become fully vested and exercisable on September 29, 2007.

Compensation of Directors

The table below summarizes all compensation of our directors as of December 31, 2006.

DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Robert DelVecchio	-	-	-	-	-	-	-
Haresh Sheth	-	-	-	-	-	-	-
Richard Falcone	-	-	-	-	-	-	-
James Manfredonia	-	-	-	-	-	-	-

Narrative Disclosure to the Director Compensation Table

The all fees earned or paid in cash and stock options awards granted to Robert DelVecchio and Haresh Sheth as were earned in connection with their employment agreement as executive officers. Robert DelVecchio and Haresh Sheth received no compensation for their service as members of our board of directors. We only compensate outside directors for the service as members of our board of directors.

Our outside directors are entitled to receive $1,500 for attending any board of director’s meeting in-person, $1,500 for any speaking engagement on our behalf, and reimbursement for reasonable expenses incurred in attending board or committee meetings. Our outside directors received no compensation for services rendered as members of our board during the year ended December 31, 2006.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of March 7, 2007, the beneficial ownership of the our common stock by each executive officer and director, by each person known by us to beneficially own more than 5% of our common stock and by the executive officers and directors as a group. Except as otherwise indicated, all shares are owned directly and the percentage shown is based on 54,073,522 shares of common stock issued and outstanding on March 7, 2007. Except as otherwise indicated, the address of each person named in this table is c/o Assured Pharmacy, Inc., 17935 Sky Park Circle, Suite F, Irvine, California 92614.

Title of class	Name and address of beneficial owner (1)	Amount of beneficial ownership	Percent of class*
Executive Officers & Directors:
Common	Robert DelVecchio	1,279,360 shares (2)	14.7% (3)
Common	James Manfredonia	500,000 shares	0.9%
Common	Richard Falcone	500,000 shares	0.9%
Common	Haresh Sheth	973,777 shares (4)	8.4% (5)
Common	John Eric Mutter	325,000 shares	1.5% (6)
Total of All Directors and Executive Officers:		3,278,137 shares	26.4%
More Than 5% Beneficial Owners:
Common	Mosaic Capital Advisors, LLC (7) 545 Fifth Avenue, Suite 709 New York, NY 10017	6,681,231 shares	21.2%

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

(2)	Mr. DelVecchio is the indirect beneficial owner of 1,279,360 shares held by Brockington Securities, Inc. Mr. DelVecchio is the President and Chief Executive Officer of Brockington Securities, Inc.
(3)
Included in the calculation of beneficial ownership for Mr. DelVecchio are warrants held by Brockington Securities, Inc. which are immediately exercisable into 350,000 shares of our common stock at the exercise price of $0.60 per share and terminate on June 17, 2009. Mr. DelVecchio is an indirect beneficial owner of the warrants held by Brockington Securities, Inc. Also included in the calculation of beneficial ownership for Mr. DelVecchio are options to purchase 5,000,000 shares of common stock at the exercise price of $0.60 per share. These options are immediately exercisable and were granted to Mr. DelVecchio pursuant to the terms of an employment agreement executed in September 2005. Brockington Securities, Inc. purchased a debenture that is immediately convertible at the option of the holder into 625,000 shares of common stock. In the event that this debenture is exercised, Brockington Securities, Inc. will also receive warrants to purchase 312,500 shares of common stock at the exercise price of $0.60 per shares and 312,500 shares of common stock at the exercise price of $0.80 per shares. The shares issuable upon conversion of the debenture and shares to be issued upon exercise of the warrants issued upon conversion of the debenture have been included in the calculation of beneficial ownership for Mr. DelVecchio.

(4)
Mr. Sheth is the indirect beneficial owner of 375,000 shares held Mr. Janus Finance Corporation, 28,125 shares held by Janus Financial Services Inc., and 570,652 shares held by Woodfield Capital Services Inc. Mr. Sheth is the President of these entities.

(5)
Janus Financial Services Inc. purchased a debenture that is immediately convertible at the option of the holder into 125,000 shares of common stock. In the event that this debenture is exercised, Janus Financial Services Inc. will also receive warrants to purchase 62,500 shares of common stock at the exercise price of $0.60 per shares and 62,500 shares of common stock at the exercise price of $0.80 per shares. The shares issuable upon conversion of the debenture and shares to be issued upon exercise of the warrants issued upon conversion of the debenture have been included in the calculation of beneficial ownership for Mr. Sheth.

Janus Finance Corporation holds warrants that are immediately exercisable to purchase 187,500 shares of our common stock at the exercise price of $0.60 per shares. Pursuant to the terms of a consulting agreement, Janus Financial Services, Inc. hold warrants to purchase 566,667 shares of common stock at an exercise price of $0.60 per share. These warrants are immediately exercisable and expire on September 29, 2017. Mr. Sheth is the President of Janus Finance Corporation and has an indirect beneficial ownership interest in its securities. The shares issuable upon exercise of these warrants have been included in the calculation of beneficial ownership for Mr. Sheth.

Woodfield Capital Services, Inc. purchased a debenture that immediately convertible at the option of the holder into 875,000 shares of common stock. In the event that this debenture is exercised, Woodfield Capital Services, Inc. will also receive warrants to purchase 437,500 shares of common stock at the exercise price of $0.60 per shares and 437,500 shares of common stock at the exercise price of $0.80 per shares. The shares issuable upon conversion of the debenture and shares to be issued upon exercise of the warrants issued upon conversion of the debenture have been included in the calculation of beneficial ownership for Mr. Sheth. Woodfield Capital Services Inc. also holds warrants that are immediately exercisable to purchase 187,500 shares of our common stock at the exercise price of $0.60 per shares. The shares issuable upon exercise of these warrants have been included in the calculation of beneficial ownership for Mr. Sheth.

Also included in the calculation of beneficial ownership for Mr. Sheth are options to purchase 566,667 shares of common stock at the exercise price of $0.60 per share. These options are immediately exercisable and were granted to Mr. Sheth pursuant to the terms of an employment agreement executed in May 2006.

(6)
Included in the calculation of beneficial ownership for Mr. Mutter are options to purchase 500,000 shares of common stock at the exercise price of $0.60 per share. All of these options are immediately exercisable and 250,000 of these options expire on August 29, 2008 and 250,000 of these options expire on January 31, 2010.

(7)
Mosaic Capital Advisors, LLC (“MCA”) is the investment advisor to Mosaic Partners Fund, Mosaic Partners Fund LP, MPE III Ltd. Class L, MPE US LP Series B, MPE US LP Series E, and Mosaic Private Equity Fund (US) LP Series E2. Mosaic Financial Services, LLC is a wholly-owned subsidiary of MCA. As of the date reported above, (a) Mosaic Partners Fund held 387,500 shares of the Company’s common stock and warrants to purchase 193,750 shares of common stock that are immediately exercisable at the exercise price of $0.60 per share; (b) Mosaic Partners Fund LP held 300,000 shares of the Company’s common stock and warrants to purchase 150,000 shares of common stock that are immediately exercisable at the exercise price of $0.60 per share; (c) MPE III Ltd. Class L held 1,025,000 shares of the Company’s common stock and warrants to purchase 512,500 shares of common stock that are immediately exercisable at the exercise price of $0.60 per share; (d) MPE US LP Series B held 1,250,000 shares of the Company’s common stock and warrants to purchase 625,000 shares of common stock that are immediately exercisable at the exercise price of $0.60 per share; (e) MPE US LP Series E held 975,000 shares of the Company’s common stock and warrants to purchase 487,500 shares of common stock that are immediately exercisable at the exercise price of $0.60 per share; (f) Mosaic Private Equity Fund (US) LP Series E2 purchased a debenture that immediately convertible at the option of the holder into 1,333,750 shares of common stock. In the event that this debenture is exercised, Mosaic Private Equity Fund (US) LP Series E2 will also receive warrants to purchase 666,875 shares of common stock at the exercise price of $0.60 per shares and 666,875 shares of common stock at the exercise price of $0.80 per shares. In connection with this debenture, Mosaic Private Equity Fund (US) LP Series E2 received 243,731 as interest; and (g) Mosaic Financial Services, LLC holds 2,500,000 shares of the Company’s common stock. The shares issuable within 60 days upon exercise of stock purchase warrants or conversion of outstanding debentures have not been included in the amount of beneficial ownership, but have been included in the percentage of beneficial ownership interest.

Item 12. Certain Relationships and Related Transactions

Except as disclosed below, none of our directors or executive officers, nor any proposed nominee for election as a director, nor any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to all of our outstanding shares, nor any members of the immediate family (including spouse, parents, children, siblings, and in-laws) of any of the foregoing persons has any material interest, direct or indirect, in any transaction since the beginning of our last fiscal year on January 1, 2006 or in any presently proposed transaction which, in either case, has or will materially affect us.

In January 2007, we completed a private offering of one-year unsecured convertible debentures (“Debenture”) carrying an interest rate of 18% per annum. The Debenture provides that all the interest is payable solely in the shares of our common stock on the issuance date. The number of shares issued as interest was calculated based upon average closing price for our common stock on NASD OTCBB for the five (5) consecutive trading days preceding the issuance date. The Debenture holders have the right to convert their Debenture into fully paid non-assessable shares of our common stock at $0.40 and Common Stock Purchase Warrants to purchase one (1) share of restricted common stock at an exercise price of $0.60 exercisable for 12 months after the conversion date and to purchase one (1) share of restricted common stock at an exercise price of $0.80 exercisable for 24 months.

Brockington Securities, Inc. (“Brockington”) purchased $250,000 in Debentures and was issued 138,500 restricted shares of our common stock as interest. Robert DelVecchio, our Chief Executive Officer and member of our board of directors, is the President and Chief Executive Officer of Brockington. Brockington purchased the Debenture on the same terms as was received by all other investors.

Woodfield Capital Services Inc. (“Woodfield”) purchased $350,000 in Debentures and was issued 195,652 restricted shares of our common stock as interest. Haresh Sheth, our Chief Financial Officer and member of our board of directors, is the President of Woodfield. Woodfield purchased the Debenture on the same terms as was received by all other investors.

Janus Financial Services Inc. (“Janus”) purchased $50,000 in Debentures and was issued 28,125 restricted shares of our common stock as interest. Haresh Sheth, our Chief Financial Officer and member of our board of directors, is the President of Janus. Janus purchased the Debenture on the same terms as was received by all other investors.

Mosaic Private Equity (US) LP Series E2 purchased $533,500 in Debentures and was issued 243,731 restricted shares of our common stock as interest. Mr. Sheth maintains a 24% voting interest and 25% economic interest in Mosaic Capital Advisors, LLC (“MCA”). MCA is the investment advisor to Mosaic Private Equity (US) LP Series E2. Mosaic Private Equity (US) LP Series E2 purchased the Debenture on the same terms as was received by all other investors.

Item 13. Exhibits

Exhibit Number	Description
3.1	Articles of Incorporation, as amended (1)
3.2	By-laws, as amended (1)
10.1	Agreement with TPG, LLC (2)
10.2	Purchase Agreement of Ownership Interest from TPG, LLC (3)
10.3	Agreement with TAPG LLC (4)
10.4	Employment Agreement with Chief Executive Officer, Robert DelVecchio (5)
10.5	Employment Agreement with Chief Financial Officer, Haresh Sheth (6)
21.1	Subsidiaries of Small Business Issuer
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the registration statement filed on Form SB-2 on December 15, 2004
(2)	Incorporated by reference to Annual Report on Form 10-KSB/A for the year ended November 30, 2003 filed on March 23, 2004
(3)	Incorporated by reference to Current Report on Form 8-K filed December 18, 2006
(4)	Incorporated by reference to Current Report on Form 8-K filed April 21, 2004
(5)	Incorporated by reference to Quarterly Report on Form 10-QSB for the quarter ended September 30, 2004 and filed on November 14, 2005
(6)	Incorporated by reference to Current Report on Form 8-K filed May 8, 2006

Item 14. Principal Accountant Fees and Services

Audit Fees

The aggregate fees billed by our auditors for professional services rendered in connection with a review of the financial statements included in our quarterly reports on Form 10-QSB and the audit of our annual consolidated financial statements for the fiscal years ended December 31, 2006 and December 31, 2005 were approximately $201,262 and $117,000 respectively.

Audit-Related Fees

The additional fees billed by our auditors for assurance and related services that are reasonably related to the performance of the audit or review of our financial for the fiscal years ended December 31, 2006 and December 31, 2005 were approximately $146,000 and $33,000 respectively.

Tax Fees

The aggregate fees billed by our auditors for professional services for tax compliance, tax advice, and tax planning were $23,000 and $13,000 for the fiscal years ended December 31, 2006 and 2005.

All Other Fees

The aggregate fees billed by our auditors for all other non-audit services, such as attending meetings and other miscellaneous financial consulting, for the fiscal years ended December 31, 2006 and 2005 were $31.000 and $5,000 respectively.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Assured Pharmacy, Inc.

By:	/s/ Robert DelVecchio	By:	/s/ Haresh Sheth
	Robert DelVecchio Chief Executive Officer April 2, 2007		Haresh Sheth Chief Financial Officer April 2, 2007

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By:	/s/ Robert DelVecchio	By:	/s/ Haresh Sheth
	Robert DelVecchio Director April 2, 2007		Haresh Sheth Director April 2, 2007

By:	/s/ Richard Falcone	By:	/s/ James Manfredonia
	Richard Falcone Director April 2, 2007		James Manfredonia Director April 2, 2007