Form 10QSB
period 2007-03-31
Assured Pharmacy, Inc.
filed 2007-05-11
CIK 1100592

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2007

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period __________ to __________

Commission File Number: 000-33165

Assured Pharmacy, Inc.
(Exact name of small business issuer as specified in its charter)

Nevada	98-0233878
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

17935 Sky Park Circle Suite F, Irvine, CA 92614
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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 53,847,458 common shares as of May 2, 2007.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

PART I - FINANCIAL INFORMATION

Item 1.      Financial Statements

Our unaudited condensed consolidated financial statements included in this Form 10-QSB are as follows:
F-1	Unaudited Condensed Consolidated Balance Sheet as of March 31, 2007
F-2	Unaudited Condensed Consolidated Statements of Operations for the three months ended March 31, 2007 and 2006
F-3	Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2007 and 2006
F-4	Notes to Unaudited Condensed Consolidated Financial Statements

These unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-QSB. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended March 31, 2007 are not necessarily indicative of the results that can be expected for the full year.

ASSURED PHARMACY, INC. AND SUBSIDIARIES (formerly known as eRxsys, Inc.)
CONSOLIDATED BALANCE SHEETS

	March 31, 2007 (UNAUDITED)	December 31, 2006 (AUDITED)
ASSETS

Current Assets
Cash	$155,839	$466,404
Accounts receivable, net	1,084,932	884,026
Inventories	698,188	414,914
Prepaid expenses and other assets	364,946	368,530
	2,303,905	2,133,874
Long Term Assets
Accounts receivable - non-current, net	71,472	92,313

Property and Equipment, net	434,609	442,939

Goodwill	607,816	607,816
	$3,417,803	$3,276,942

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable and accrued liabilities	$1,192,580	$1,051,260
Notes payable	633,400	62,027
Unsecured convertible notes payable	2,458,500	1,958,500
Notes payable to related parties and stockholders	20,000	20,000
	4,304,480	3,091,787

Notes Payable to Related Party and Stockholders, net of current portion	329,967	904,967

Minority Interest	662,848	658,160

Commitments and Contingencies

Stockholders' Deficit
Preferred shares; par value $0.001 per share; authorized 5,000,000 shares; no preferred shares issued or outstanding	-	-

Common shares; par value $0.001 per share; 150,000,000 and 70,000,000 shares authorized, respectively; 64,631,116 and 64,226,502 common shares issued and outstanding at March 31, 2007 and December 31, 2005, respectively	64,631	64,226

Treasury stock	(10,858)	(10,858)

Additional paid-in capital, net	18,881,828	18,615,493

Deferred compensation	(302,796)	(311,456)

Accumulated deficit	(20,512,298)	(19,735,377)

Stockholders' deficit	(1,879,493)	(1,377,972)
	$3,417,803	$3,276,942

The accompanying notes are an integral part of the consolidated financial statements.

ASSURED PHARMACY, INC AND SUBSIDIARIES (formerly known as eRxsys, Inc.)
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31
	2007	2006

SALES	$2,733,683	$1,515,645

COST OF SALES	(1,988,744)	(1,105,974)

GROSS PROFIT	744,939	409,671

OPERATING EXPENSES
Salaries and related expenses	678,899	548,774
Consulting and other compensation	148,636	243,497
Selling, general and administrative	546,996	373,335
TOTAL OPERATING EXPENSES	1,374,531	1,165,606

LOSS FROM OPERATIONS	(629,592)	(755,935)

OTHER EXPENSES
Interest expense	(142,642)	(45,585)
TOTAL OTHER EXPENSES	(142,642)	(45,585)

LOSS BEFORE MINORITY INTEREST	(772,234)	(801,520)
MINORITY INTEREST	(4,688)	4,396

NET LOSS	$(776,922)	$(797,124)

Basic and diluted loss per common share	$(0.02)	$(0.02)

Basic and diluted weighted average number of common shares outstanding	51,603,934	44,912,823

The accompanying notes are an integral part of the consolidated financial statements.

ASSURED PHARMACY, INC. AND SUBSIDIARIES (formerly known as eRxsys, Inc.)
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	THREE MONTHS ENDED MARCH 31
	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(776,922)	$(797,124)
Depreciation and amortization of property and equipment	39,889	26,840
Amortization of debt discount	110,633	-
Amortization of deferred consulting fees	135,399	129,775
Minority interest in net income /(loss) of joint venture	4,688	(4,396)
Issuance of common stock and options for director services	120,000	-
Return of common stock due to termination of contract	(70,000)	-
Provision for doubtful accounts	-	45,000
Changes in operating assets and liabilities:
Accounts receivable	(180,065)	(88,865)
Inventories	(283,274)	(59,172)
Prepaid expenses and other current assets	(17,048)	(305,068)
Accounts payable and accrued liabilities	141,322	59,306

Net cash used in operating activities	(775,378)	(993,704)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(31,559)	-
Net cash used in investing activities	(31,559)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of short term loans	-	600,000
Principal repayments on notes payable	(3,627)	-
Principal repayments on notes payable to related parties and shareholders	-	(10,000)
Proceeds from issuance of common stock	-	125,000
Proceeds from issuance of convertible debentures	500,000	-
Net cash provided by financing activities	496,373	715,000

Net decrease in cash	(310,564)	(278,704)

Cash at beginning of period	466,403	356,641

Cash at end of period	$155,839	$77,938

Supplemental disclosure of cash flow information-
Cash paid during the period for:

Interest	$-	$45,585

Income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES :
Conversion of notes payable to common stock	$-	$425,000
Conversion of accrued interest in to notes payable	$-	$6,865
Issuance of common stock for services rendered	$155,000	$240,000
Issuance of common stock in lieu of debenture note interest	$90,000	$-
Return of common stock due to termination of contract	$(70,000)	$-

The accompanying notes are an integral part of the consolidated financial statements.

ASSURED PHARMACY, INC. AND SUBSIDIARIES
FORMERLY KNOWN AS eRXSYS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007

1. ORGANIZATION AND BASIS OF PRESENTATION

A. Organization:

Assured Pharmacy, Inc. ("Assured Pharmacy" or the "Company") was organized as a Nevada corporation on October 22, 1999 under the name Surforama.com, Inc. and previously operated under the name eRXSYS, Inc. The Company is engaged in the business of operating specialty pharmacies that dispense highly regulated pain medication. The Company has recently expanded its business beyond pain management to service customers that require prescriptions to treat cancer, psychiatric, and neurological conditions. The Company offers physicians the ability to electronically transmit prescriptions to its pharmacies. The Company derives its revenue primarily from the sale of prescription drugs and does not keep in inventory non-prescription drugs or health and beauty related products inventoried at traditional pharmacies. The majority of the Company's business is derived from repeat business from its customers. "Walk-in" prescriptions from physicians are limited.

We currently have six operating pharmacies. Our first pharmacy was opened on October 13, 2003 in Santa Ana, California. On June 10, 2004, we opened our second pharmacy in Riverside, California. These pharmacies were opened pursuant to a joint venture agreement entered into with TPG, LLC where we maintained a 51 % ownership interest in these pharmacies. On December 15, 2006, we entered into a Purchase Agreement with TPG and acquired its 49% ownership in these pharmacies. As a result of this acquisition, we increased our ownership interest in these pharmacies to 100%. We opened our third pharmacy in Kirkland, Washington on August 11, 2004. Our fourth pharmacy was opened in Portland, Oregon on September 21, 2004. On June 21, 2006, we opened our fifth pharmacy also located in Portland, Oregon. The pharmacies located in Kirkland and Portland were opened pursuant to a joint venture agreement with TAPG LLC in which we have a 94.8% ownership interest in these pharmacies. In January 2007, we opened our sixth pharmacy in Gresham, Oregon and our third wholly-owned pharmacy.

Agreement with TPG, L.L.C.

On April 24, 2003, we entered into an agreement with TPG, L.L.C. ("TPG") for the purpose of funding the establishment and operations of pharmacies. Under this agreement, TPG held the right to fund on a joint venture basis fifty pharmacies that we established. In exchange for contributing financing in the amount of $230,000 per pharmacy location, TPG acquired a 49% ownership interest in each pharmacy established under this agreement and we owned the remaining 51%. Under the terms of the agreement with TPG, our contribution to establish pharmacies primarily consisted of the right to utilize our intellectual property rights and to provide sales and marketing services.

Assured Pharmacies, Inc. ("API") was formed to establish and operate the pharmacies that would he operated under the agreement with TPG. In accordance with the terms of the agreement with TPG, we owned 51% of API and TPG owned the remaining 49%.

ASSURED PHARMACY, INC. AND SUBSIDIARIES
FORMERLY KNOWN AS eRXSYS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007

1. ORGANIZATION AND BASIS OF PRESENTATION (continued)

Agreement with TPG, L.L.C. (continued)

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

Agreement with TAPG, L.L.C.

In February 2004, we entered into an agreement (the "Agreement") with TAPG, L.L.C. ("TAPG"), a Louisiana limited liability company, and formed Safescript Northwest, Inc. ("Safescript Northwest"), a Louisiana corporation. Safescript Northwest was formed to establish and operate up to five pharmacies. Effective August 19, 2004, Safescript Northwest filed amended articles of incorporation and changed its name to Assured Pharmacies Northwest, Inc. ("APN"). We initially owned 75% of APN, while TAPG owned the remaining 25%. In accordance with our shareholders agreement with TAPG, TAPG will provide start-up costs in the amount of $335,000 per pharmacy location established not to exceed five pharmacies. Under the terms of the agreement with TAPG, our contribution to establish pharmacies primarily consisted of the right to utilize our intellectual property rights and to provide sales and marketing services.

The Agreement provides that TAPG will contribute start-up costs in the amount of $335,000 per pharmacy location established not to exceed five pharmacies. Our contribution under the Agreement consists of granting the right to utilize our intellectual property rights and to provide sales and marketing services. Between March and October 2004, APN received from TAPG start-up funds in the amount of $854,213 as its capital contribution for three pharmacies. This capital contribution funded the opening of a pharmacy in Kirkland, Washington in August 2004 and another pharmacy in Portland, Oregon in September 2004. Included in these monies was a partial capital contribution in the amount of $190,000 for the establishment of our second pharmacy location in Portland, Oregon. TAPG remains obligated to contribute an additional

ASSURED PHARMACY, INC. AND SUBSIDIARIES
FORMERLY KNOWN AS eRXSYS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007

1. ORGANIZATION AND BASIS OF PRESENTATION (continued)

Agreement with TAPG, L.L.C. (continued)

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

Safescript Pharmacies, Inc. (formerly known as RTIN Holdings, Inc.) License

In May 2003, we acquired by assignment the exclusive licensing rights to establish and operate pharmacies under the name "Safescript Pharmacies" throughout California, Oregon, Washington and Alaska (the "License").

Safescript Pharmacies, Inc. (the "Licensor") failed to provide us with essential services as set forth in the license agreement and this has forced us to terminate our use of all technology and rights granted by the License. On March 17, 2004, we filed a lawsuit in Nevada State Court against the Licensor seeking damages, declaratory relief, to rescind the License and to recover the consideration paid. On March 19, 2004, the Licensor filed for Chapter 11 bankruptcy protection. The litigation in Nevada State Court has been stayed by reason of the Licensor's filing for bankruptcy. We refilled substantially the same claim as an adversary proceeding in the Licensor's bankruptcy case in the U.S. Bankruptcy court located in Tyler, Texas. In July 2004, this case was transferred to the U.S. District Court for the Eastern District of Texas located in Tyler, Texas.

On June 30, 2005, the United States Bankruptcy Court for the Eastern District of Texas located in Tyler, Texas approved a Settlement Agreement and Mutual Release (the "Settlement Agreement") between the Licensor and us.

Under the Terms of the Settlement Agreement, the Licensor retained 100,000 shares of our common stock and returned 4,344,444 shares of common stock for cancellation. In addition, we issued the Licensor 500,000 additional shares of our common stock and dismissed the lawsuit pending in the US. District Court for the Eastern District of Texas located in Tyler, Texas with prejudice. The Agreement contained a mutual release which resulted in the Licensor releasing us from of any outstanding liability with respect to a note payable due to the Licensor in the amount of approximately $1,013,000.

ASSURED PHARMACY, INC. AND SUBSIDIARIES
FORMERLY KNOWN AS eRXSYS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007

1. ORGANIZATION AND BASIS OF PRESENTATION (continued)

Safescript Pharmacies, Inc. (formerly known as RTIN Holdings, Inc.) License (continued)

On July 11, 2005, a creditor of the Licensor filed a motion with the District Court for reconsideration of its approval of the Settlement Agreement. On October 14, 2005, the District Court denied the creditor's motion. The creditor appealed the District Court's approval of the Settlement Agreement. Due to a settlement between the Licensor and the creditor, the appeal was withdrawn finalizing our Settlement Agreement with the Licensor.

License Agreement with Network Technology, Inc. ("RxNT")

On March 15, 2004, we entered into a technology license agreement ("Technology License") with Network Technology, Inc. ("RxNT"). The Technology License grants us the right to use RxNT's e- prescribing technology under the brand name "Assured Script" and enables us to accept prescriptions electronically transmitted to our pharmacies. Pursuant to the Technology License agreement, we paid RxNT a licensing fee of $100,000 and are also responsible for paying RxNT a royalty equal to twenty five percent (25%) of the gross profit from sales of the "Assured Script" product, which refers to the licensed products and technology set forth in the Technology License and not prescription drug sales. Given that we are in the business of owning and operating pharmacies, management does not anticipate that we would make any sales of the "Assured Script" product resulting in a royalty payment to RxNT.

On March 17, 2007, we renewed this agreement for a period of three years and agreed to pay an annual license fee of $54,000

Other Subsidiaries:

The Company's management determined that its business could be expanded through developing arrangements with third party health plan providers to accept traditional co-payments and fill prescriptions for their members who rely upon overnight courier for delivery of their prescription. The Company's management believes that such arrangements will broaden its consumer base and enable it to access a particular niche of consumer that receives their prescriptions exclusively via courier as opposed to patronizing traditional retail pharmacy locations. On January 3, 2006, the Company incorporated Assured Pharmacy Plus, Corp. ("Plus Corp.") as a wholly-owned subsidiary to develop this opportunity.

Also on January 3, 2006, the Company incorporated Assured Pharmacy DME, Corp. ("DME") as a wholly-owned subsidiary for the purpose of facilitating and making available specialized medical equipment to its consumers. The Company's consumers who require treatment for chronic pain commonly require specialized medical equipment and/or rehabilitative equipment.

During the third quarter of 2006, the Company had incorporated three wholly-owned subsidiaries for the purpose of operating additional pharmacies. On July 21, 2006, the Company incorporated Assured Pharmacy Gresham, Inc. ("Gresham"). On August 11, 2006, the Company incorporated Assured Pharmacy Irvine, Inc. ("Irvine"), and on September 25, 2006, the Company incorporated Assured Pharmacy Los Angeles 1, Inc. ("L.A. 1").

ASSURED PHARMACY, INC. AND SUBSIDIARIES
FORMERLY KNOWN AS eRXSYS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007

1. ORGANIZATION AND BASIS OF PRESENTATION (continued)

Registration on OTCBB

The Company's common stock is quoted on the Over-the-Counter Bulletin Board (the "OTCBB") under the symbol "APHY."

B. Basis of Presentation

The Company's management, without audit, prepared the condensed consolidated financial statements for the three months ended March 31, 2007 and 2006. The information furnished has been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial reporting. Accordingly, certain disclosures normally included in financial statements prepared in accordance with GAAP have been condensed and consolidated or omitted. In the opinion of management, all adjustments considered necessary for the fair presentation of the Company's financial position, results of operations and cash flows have been included and are only of a normal recurring nature. The results of operations for the three months ended March 31, 2007 are not necessarily indicative of the results of operations for the year ending December 31, 2007.

The consolidated financial statements include the accounts of Assured Pharmacy, Inc., its wholly-owned subsidiaries, and majority-owned subsidiaries. All inter-company accounts and transactions have been eliminated in consolidation.

These condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements as of December 31, 2006, which are included in the Company's Annual Report on Form 10-KSB that was filed with the Securities and Exchange Commission (the "SEC") on April 2, 2007.

Going Concern Considerations

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business. As of March 31, 2007, the Company had an accumulated deficit of $20,512,298, recurring losses from operations and negative cash flow from operating activities for the three month period ended March 31, 2007 of $775,378. The Company also had a negative working capital of $ 2,000,575 as of March 31, 2007.

The Company intends to fund operations through increased sales and debt and/or equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital or other cash requirements for the year ending December 31, 2007. The Company is seeking additional funds to finance its immediate and long-term operations. The successful outcome of future financing activities cannot be determined at this time and there is no assurance that if achieved, the Company will have sufficient funds to execute its intended business plan or generate positive operating results. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments related to recoverability and

ASSURED PHARMACY, INC. AND SUBSIDIARIES
FORMERLY KNOWN AS eRXSYS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007

1. ORGANIZATION AND BASIS OF PRESENTATION (continued)

Going Concern Considerations (continued)

classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

In response to these problems, management has taken the following actions:

•	The Company is expanding its revenue base beyond the pain management sector to service customers that require prescriptions to treat cancer, psychiatric, and neurological conditions.
•	The Company is aggressively signing up new physicians, which will result in new patients.
•	The Company is seeking investment capital through the public markets (See Note 5 for additional information).
•	The Company implemented a new marketing strategy and retained additional sales personnel to attract business.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The summary of significant accounting policies presented below is designed to assist in understanding the Company's consolidated financial statements. Such financial statements and accompanying notes are the representations of the Company's management, who is responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America ("GAAP") in all material respects, and have been consistently applied in preparing the accompanying consolidated financial statements.

Principles of Consolidation

The consolidated financial statements for the quarter ended March 31, 2007 include the accounts of Assured Pharmacy, Inc., the Company's 94.8% ownership interest in APN. In accordance with the joint venture agreement, the minority partner, does not have participation rights that allow them to block decisions proposed by the Company. The minority joint venture has given the Company the ability to control all daily operations and management of the joint venture; therefore, the Company has consolidated the joint venture in its financial statements. All significant inter-company accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant estimates made by management include revenue

ASSURED PHARMACY, INC. AND SUBSIDIARIES
FORMERLY KNOWN AS eRXSYS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Use of Estimates (continued)

recognition, the allowance for doubtful accounts, the deferred tax asset valuation allowance, and the realization of inventories and long-lived assets. Actual results could materially differ from these estimates.

Risks and Uncertainties

The Company operates in a highly competitive industry that is subject to intense competition. The Company has a limited operating history since it has finished only four years of operations. The Company faces risks and uncertainties relating to its ability to successfully implement its business strategy. Among other things, these risks include the ability to develop and sustain revenue growth; managing and expanding operations; competition; attracting, retaining and motivating qualified personnel; maintaining and developing new strategic relationships; and the ability to anticipate and adapt to the changing markets and any changes in government regulations.

Therefore, the Company may be subject to the risks of delays in obtaining (or failing to obtain) regulatory clearance and other uncertainties, including financial, operational, technological, regulatory and other risks associated with an emerging business, including the risk of business failure.

The Company's leased pharmacies are subject to licensing and regulation by the health, sanitation, safety, building and fire agencies in the state or municipality where located. Difficulties or failures in obtaining or maintaining the required licensing and/or approvals could prevent the continued operation of such pharmacies. Management believes that the Company is operating in compliance with all applicable laws and regulations.

The Company purchases 99% of its inventory of its prescription drugs from one wholesale vendor. Management believes that the wholesale pharmaceutical and non-pharmaceutical distribution industry is highly competitive because of consolidation in the industry and the practice of certain large pharmacy chains to purchase directly from product manufacturers. Although management believes it could obtain the majority of our inventory from other distributors at competitive prices and upon competitive payment terms if our relationship with our primary wholesale drug vendor was terminated, there can be no assurance that the termination of such relationship would not adversely affect us.

Governmental Regulations

The pharmacy business is subject to extensive and often changing federal, state and local regulations, and our pharmacies are required to be licensed in the states in which they are located or do business. While management continuously monitors the effects of regulatory activity on the Company's operations and it currently has a pharmacy license for each pharmacy the Company operates, the failure to obtain or renew any regulatory approvals or licenses could adversely affect the continued operations of the Company's business.

ASSURED PHARMACY, INC. AND SUBSIDIARIES
FORMERLY KNOWN AS eRXSYS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Governmental Regulations (continued)

The Company is also subject to federal and state laws that prohibit certain types of direct and indirect payments between healthcare providers. These laws, commonly known as the fraud and abuse laws, prohibit payments intended to induce or encourage the referral of patients to, or the recommendation of, a particular provider of products and/or services. Violation of these laws can result in a loss of licensure, civil and criminal penalties and exclusion from various federal and state healthcare
8
programs. The Company expends considerable resources in connection with compliance efforts. Management believes that the Company is in compliance with federal and state regulations applicable to its business.

The Company is also impacted by the Health Insurance Portability and Accountability Act of 1996 ("HIPAA"), which mandates, among other things, the adoption of standards to enhance the efficiency and simplify the administration of the healthcare system. HIPAA requires the Department of Health and Human Services to adopt standards for electronic transactions and code sets for basic healthcare transactions such as payment and remittance advice ("transaction standards"); privacy of individually identifiable healthcare information ("privacy standards"); security and electronic signatures ("security standards"), as wells as unique identifiers for providers, employers, health plans and individuals; and enforcement. The Company is required to comply with these standards and is subject to significant civil and criminal penalties for failure to do so. Management believes the Company is in compliance with these standards. There can be no assurance, however, that future changes will not occur which the Company may not he, or may have to incur significant costs to be, in compliance with new standards or regulations. Management anticipates that federal and state governments will continue to review and assess alternate healthcare delivery systems, payment methodologies and operational requirements for pharmacies. Given the continuous debate regarding the cost of healthcare services, management cannot predict with any degree of certainty what additional healthcare initiatives, if any, will be implemented or the effect any future legislation or regulation will have on the Company.

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
MARCH 31, 2007

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Accounts Receivable, non-current

The Company carries $163,786 of receivables which are over 180 days. These receivables are primarily from Workmen's Compensation Board of State of California ("CA Board"). These receivables are due to disputes between the claimant and the employer, with the CA Board, known as "Green Liens". The settlement period for such Green Lien cases takes anywhere from 1 year to 5 years. The Management classified such receivables as non-current long term assets

Allowance for Doubtful Accounts Receivable

The Company's receivables are from reputable insurance companies. However, management periodically reviews the collectability of accounts receivable and provides an allowance for doubtful accounts receivable as management deems necessary. For the year ended December 31, 2006, management provided approximately $177,000 towards such allowance of which $92,313 applies to the non-current receivables.

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or estimated market, and consist primarily of pharmaceutical drugs. Market is determined by comparison with recent sales or net realizable value. Net realizable value is based on management's forecast for sales of its products or services in the ensuing years and/or consideration and analysis of changes in customer base, product mix, payor mix, third party insurance reimbursement levels or other issues that may impact the estimated net realizable value. Management regularly reviews inventory quantities on hand and records a reserve for shrinkage and slow-moving, damaged and expired inventory, which is measured as the difference between the inventory cost and the estimated market value based on management's assumptions about market conditions and future demand for its products. No reservations were provided at March 31, 2007 and 2006, respectively, as the reserves were insignificant to the accompanying financial statements. Should the demand for the Company's products prove to be less than anticipated, the ultimate net realizable value of its inventories could be substantially less than reflected in the accompanying consolidated balance sheet.

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

ASSURED PHARMACY, INC. AND SUBSIDIARIES
FORMERLY KNOWN AS eRXSYS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Long Lived Assets:

The Company adopted Statement of Financial Accounting Standard ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. If the cost basis of a long-lived asset is greater than the projected future undiscounted net cash flows from such asset, an impairment loss is recognized.
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

Intangible Assets

Statement of Financial Accounting standard ("SFAS") No. 142,"Goodwill and Other Intangible Assets", addresses how intangible assets that are acquired individually or with a group of other assets should be accounted for upon their acquisition and after they have been initially recognized in the financial statements. SFAS No. 142 requires that goodwill and identifiable intangible assets that have indefinite lives not be amortized but rather be tested at least annually for impairment, and intangible assets that have finite useful lives be amortized over their estimated useful lives.

ASSURED PHARMACY, INC. AND SUBSIDIARIES
FORMERLY KNOWN AS eRXSYS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Intangible Assets (continued)

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

Advertising

The Company expenses the cost of advertising, including marketing and promotions, when incurred. Advertising costs for the quarters ended March 31, 2007 and March 31, 2006 were $0 and $32,750, respectively. When incurred, such expenses are included in selling, general and administrative expenses.

Revenue Recognition

The Company recognizes revenue on an accrual basis when the product is delivered to the customer. Payments are received directly from the customer at the point of sale, or the customers' insurance provider is billed. Authorization which assures payment is obtained from the customers' insurance provider before the medication is dispensed to the customer. Authorization is obtained for the vast majority of these sales electronically and a corresponding authorization number is issued by the customers' insurance provider.

The Company accounts for shipping and handling fees and costs in accordance with EITF 00-10 "Accounting for Shipping and Handling Fees and Costs." Such fees and costs are immaterial to the Company's operations.

Stock-based Employee Compensation

Effective January 1, 2006, the Company adopted the provisions of statement of Financial Standards No. 123 (revised 2004), Share-Based Payment ("SFAS No. 123 (R)"), which is a revision of SFAS No. 123. SFAS No. 123 (R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach to accounting for share-based payments in SFAS No. 123 (R) is similar to the approach described in SFAS No. 123.

However, SFAS 123 (R) requires all new share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. Pro forma disclosure of the fair value of new share-based payments is no longer an alternative to financial statement recognition. Accordingly, the Company has recognized the fair value of compensation at $ 120,000 for 300,000 shares issued to members of board of directors for services rendered.

ASSURED PHARMACY, INC. AND SUBSIDIARIES
FORMERLY KNOWN AS eRXSYS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Stock-based Employee Compensation (continued)

Prior to 2006, the Company accounted for its employee stock option plans under the intrinsic value method, in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Compensation expense related to the granting of employee stock options is recorded over the vesting period only, if, on the date of grant, the fair value of the underlying stock exceeds the option's exercise price. The Company had adopted the disclosure-only requirements of SFAS No. 123, "Accounting for Stock-Based Compensation," which allowed entities to continue to apply the provisions of APB No. 25 for the transactions with employees and provide pro forma net income and pro forma income per share disclosures for employee stock grants made as if the fair value based method of accounting in SFAS No. 123 had been applied to these transactions..

In the event the Company determined compensation expense of the employee stock options issued prior to January 1, 2006, based on the estimated fair value of the stock options at the grant date and consistent with guidelines of SFAS 123, its net loss and loss per share would have been the same as there were no effects based on SFAS 123.

The effects of applying SFAS 123 are not necessarily representative of the impact on the results of operations for future years.

Basic and Diluted Loss per Common Share

The Company computes loss per common share using SFAS No. 128 "Earnings Per Share". Basic loss per share is computed by dividing net loss applicable to common shareholders by the weighted average number of common shares outstanding for the reporting period. Diluted loss per share reflects the potential dilution that could occur if securities or other contracts, such as stock options and warrants to issue common stock, were exercised or converted into common stock. Because the Company has incurred net losses and there are no dilutive potential common shares, basic and diluted loss per common share are the same. There were 17,658,375 and 14,780,875 warrants and options convertible into one share of the Company's common stock issued and outstanding as of March 31, 2007 and 2006, respectively.

Income Taxes

The Company accounts for income taxes under the provisions of SFAS No. 109, "Accounting for Income Taxes". SFAS No. 109 requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or income tax returns. Under this method deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates for the year in which the differences are expected to reverse.

ASSURED PHARMACY, INC. AND SUBSIDIARIES
FORMERLY KNOWN AS eRXSYS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Fair Values of Financial Instruments

Management believes that the carrying amounts of the Company's financial instruments, consisting primarily of cash, accounts receivable, and accounts payable and accrued liabilities approximated their fair values at March 31, 2007 and 2006, due to their short-term nature.

Management also believes that the March 31, 2007 and 2006 interest rate associated with the notes payable approximates the market interest rate for this type of debt instrument and as such, the carrying amount of the notes payable approximates its fair value.

The fair values of related party transactions are not determinable due to their related party nature.

3. NOTES PAYABLE TO RELATED PARTIES AND STOCKHOLDERS

TAPG Note

In January 2005, the Company entered into an agreement with TAPG where TAPG was to advance $270,000 in connection with establishing pharmacies in the Pacific Northwest of the United States (see Note 1).. The note was to be funded by TAPG LLC in
11
monthly installments of $45,000 up to a maximum of $270,000. The note accrued interest at a fixed rate of 7% per annum. The note is secured by the assets of API's pharmacies, in which the Company holds a controlling interest. However, the Company received only $40,000 during 2005. The note matured in January 2006 and was not extended. As of March 31, 2007, the Company paid $20,000 payment on this note. The Company intends to retire the remaining balance due of $20,000.

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

Pursuant to the terms of this agreement, the WPH Inc. has a continuing conversion right during the term to convert all or a portion of the then outstanding amount of the obligations into a number of shares of the Company's common stock determined at a conversion price equal to the rolling seven (7) trading day weighted average closing bid price for the Common Stock on the OTC:BB (or such other equivalent market

ASSURED PHARMACY, INC. AND SUBSIDIARIES
FORMERLY KNOWN AS eRXSYS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007

3. NOTES PAYABLE TO RELATED PARTIES AND STOCKHOLDERS (continued)

Convertible Loans (continued)

on which the Common Stock is quoted) calculated as of the trading day immediately preceding the date the Conversion Right is exercised. The Conversion Price shall not be less than $0.40 or more than $0.80. VVPH Inc shall be entitled to piggyback registration rights upon exercise of this conversion right. As of March 31, 2007, the Company owes $ 596,380 along with the interest, towards these notes.

In March 2007, the Company extended these agreements until January, 2008.

4.  EQUITY TRANSACTIONS
Common Stock
In February 2007, the Company granted as a performance base bonus to an officer of the Company options to purchase 750,000 shares of its common stock vesting over a two year period of time from the date of issuance and exercisable at the exercise price of $0.60 per share.

In February 2007, the Company issued 300,000 Shares of its common stock to outside members of its board of directors in consideration for services rendered as a member of the board. These shares were valued at $120,000 (estimated to be the fair value based on the trading price on the issuance date). As a result of the issue of shares the company debited director fees expense and credited common stock for $300 and paid in capital for $119,700.

In February 2007, the Company issued 100,000 shares of restricted common stock, valued at $35,000 (estimated to be the fair value based on the trading price on the issuance date) granted warrants to purchase 100,000 shares of its common stock, exercisable at $0.60 per share until December 31, 2009, and granted warrants to purchase 100,000 shares of its common stock, exercisable at $0.80 per share until December 31, 2009 to a consultant in exchange for services rendered.

In view of a Waiver and Release agreement entered in to with a consultant, in February 2007, the Company cancelled and returned 250,000 shares valued at $70,000 (Valued at the consideration value for the issue of shares). As a result of cancellation of shares the Company debited common stock and additional paid in capital $250 and $ 69,750 respectively and credited to consulting expenses for $70,000.

For the three months ended March 31, 2007, the Company amortized $135,399, as deferred compensation leaving a balance of $302,796 of deferred compensation at March 31, 2007 to be amortized over the remaining lives of such consulting contracts.

ASSURED PHARMACY, INC. AND SUBSIDIARIES
FORMERLY KNOWN AS eRXSYS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007

5. UNSECURED CONVERTIBLE DEBENTURE NOTES

During the three months ended March 31, 2007, the Company raised $500,000 by issuing a one-year unsecured convertible debenture ("Debenture") carrying an interest rate of 18% per annum. The Debenture provides that all the interest is payable solely in the shares of the Company's common stock on the issuance date. The number of shares to be issued as interest was calculated based upon average closing price for our common stock for the five (5) consecutive trading days preceding the issuance date.

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

6. COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company occupies buildings and retail space under operating lease agreements expiring on various dates through January 2012 with monthly payments ranging from approximately $1,400 to $2,500.

Certain leases include future rental escalations and renewal options

As of March 31, 2007, future minimum payments under operating leases approximated the following:

For the year ending December 31
2007	$131,325
2008	$162,360
2009	$75,354
2010	$30,902
2011	$30,902
Thereafter	$2,578
$433,421

Total rent expense for the three months ended March 31, 2007 and 2006 was $50,144 and $50,498 respectively.

ASSURED PHARMACY, INC. AND SUBSIDIARIES
FORMERLY KNOWN AS eRXSYS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007

6. COMMITMENTS AND CONTINGENCIES (continued)

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

From time to time, the Company may be involved in various claims, lawsuits, dispute with third parties, actions involving allegations of discrimination or breach of contract actions incidental to the normal operations of the business. In the opinion of management, the Company is not currently involved in any litigation which it believes could have a material adverse effect on the Company's financial position or results of operations.

7. LOSS PER COMMON SHARE

The following is a reconciliation of the numerators and denominators of the basic and diluted loss per common share computations for the three months March 31, 2007 and 2006:

	2007	2006
Numerator for basic and diluted loss per common share:
Net loss to common stockholders	$(776,922)	$(797,124)

Denominator for basic and diluted loss per common share:
Weighted average number of shares outstanding	51,603,934	44,912,823

Basic and diluted loss per common share	$(0.02)	$(0.02)

8. INCOME TAXES

Due to losses incurred for the three months ended March 31, 2007 and 2006, there is no current provision for income taxes.

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

Also in an attempt to expand our business, we increased our sales force from 2 to 4 persons during 2006. Our management attributes the increases in our business to the efforts of additional sales personnel added during 2006. Based on the positive results achieved by retaining additional sales personnel, our management intends to further increase our sales force to as many as 8 persons during the fiscal year ended December 31, 2007. Our management anticipates that further expanding our sales force will have a positive material impact on our operations.

The table set forth below summarizes the number of prescriptions filled by our six operating pharmacies during the three months ended March 31, 2007 and 2006. Our sixth pharmacy established in Gresham, Oregon began filling prescriptions during the three months ended March 31, 2007 and the total number of prescriptions filled at this location had no material impact on our total prescriptions filled because it only recently commenced operations.

	Three months ended March 31, 2007	Three months ended March 31, 2006
Total Number of Prescriptions	19,210	10,965
Average Prescriptions Per Week	1,478	844

Our second pharmacy established in Portland, Oregon and our location in Gresham, Oregon did not have any operations during the three month period ended March 31, 2006. Excluding the prescriptions filled at these pharmacies, the total number of prescriptions filled at our pharmacies for the three months ended March 31, 2007 increased to 16,435 which is approximately a 50%

increase from the 10,965 total prescriptions filled at these same four pharmacies during the three months ended March 31, 2006. Our management primarily credits the increases in our business to the efforts of additional sales personnel added during the reporting period and the expanded reach of our business beyond pain management.

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

On an ongoing basis, our management is evaluating our operations and seeking additional opportunities to expand our business. During the fiscal quarter ended March 31, 2006, we established a working relationship with a specialty compounding pharmacy, which will enable physicians to prescribe custom compounded drugs and have those prescriptions filled at our pharmacies. Since this time, we have established relationships with other compound drug providers to increase our available inventory of compounded drugs. Pharmaceutical compounding is the combining, mixing, or altering of ingredients to create a customized medication for an individual patient in response to a licensed physician’s prescription. Physicians often prescribe compounded medications for reasons that include situations where there is not presently a commercially available drug to treat the unique health condition of an individual patient or to combine several medications the patient is taking to increase compliance. Custom compounded drugs can offer additional means of treating chronic pain. We anticipate that our ability to fill prescriptions for custom compounded drugs will expand our business and enable us to better service patients who require treatment for chronic pain management. Our management is committed to expanding the sales of compounded drugs which have a higher associated gross profit margin than other non-compounded drugs including generic brands.

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

On January 3, 2006, we incorporated Assured Pharmacy Plus, Corp. (“Plus Corp.”) as a wholly-owned subsidiary to develop this opportunity. We entered into an arrangement with Affiliated Healthcare Administrators (“AHA”), a third party health plan administrator, to provide prescription service to their members. Under the arrangement with AHA, our pharmacies provide prescription service to AHA members upon receipt of a traditional co-payment. Thereafter, we process the prescription claim with AHA and receive the remaining balances due for their member’s prescription purchases. Plus Corp. processes claims relating to the prescription filled at our pharmacies for AHA members in exchange for an administration fee. Our management is contemplating expanding the operations of Plus Corp. by licensing the entity as a pharmacy that exclusively focuses on servicing the niche of consumers that are members of third party health plan administrators and receive their prescriptions exclusively via courier.

Also on January 3, 2006, we incorporated Assured Pharmacy DME, Corp. (“DME”) as a wholly-owned subsidiary for the purpose of facilitating and making available specialized medical equipment to our consumers. We established a relationship with a provider of specialized medical equipment to make these products available to our consumers. In July 2006, we began notifying our consumers of the availability of these products by disseminating a notification with each prescription filled at our pharmacies. We accept and process orders for specialized medical equipment. We will not maintain any inventory of specialized medical equipment at any of our pharmacies. All orders will be shipped directly to the consumer from a product wholesaler. The gross profit margin on orders we received for specialized medical equipment during the year ended December 31, 2006 was approximately 63%. Our management is encouraged by our consumers’ early response to our offering of specialized medical equipment, but has not committed any significant resources to expanding this area because it is presently allocating our resources towards developing future locations and increasing our sales of custom compounded drugs. Our management believes that our business can expand significantly by providing specialized medical equipment to our consumers and anticipates committing additional resources in the second and third quarter of 2007 to expand this area of our business.

Our revenue generated from the operations of Plus Corp. and DME for the three months ended December 31, 2007 has been relatively insignificant to our business. To date, our management has not advanced these opportunities because our resources are currently being devoted to expanding the sales of compounded drugs, focusing on the establishment of additional pharmacies, and growth within our existing pharmacy locations. Our management anticipates focusing more on these opportunities prior to the end of 2007 or at such time that allocating resources to these opportunities is in our best interest.

Results of Operations for the three months ended March 31, 2007 and 2006

Sales

Our total revenue reported for the three months ended March 31, 2007 was $2,733,683, an 80% increase from $1,515,645 for the three months ended March 31, 2006. Our revenue for the three months ended March 31, 2007 and 2006 was generated almost exclusively from the sale of prescription drugs. We generated more revenue in the three months ended March 31, 2007 than in any other quarterly period since our inception.

The table set forth below shows our total reported gross revenue generated for each quarterly period during fiscal 2005, 2006, and 2007:

	2005	2006	2007
Quarterly Period Ended March 31	$648,402	$1,515,645	$2,733,683
Quarterly Period Ended June 30	$789,404	$1,894,976	-
Quarterly Period Ended September 30	$980,181	$2,310,248	-
Quarterly Period Ended December 31	$1,418,749	$2,176,249	-

Management attributes the significant increase in our revenue from the prior quarterly period and the same reporting period in the prior year to our successful marketing efforts and an expansion of our business beyond the pain management sector to service customers that require prescriptions to treat cancer, psychiatric, and neurological conditions. Our management anticipates that our revenues generated will continue to increase based upon the efforts of additional sales personnel retained and the establishment of additional pharmacies in the current year. After approximately a two year period without opening any additional pharmacy locations, we opened our fifth pharmacy located in Portland, Oregon on June 21, 2006 and our sixth pharmacy located in Gresham, Oregon on January 26, 2007. These new pharmacies generated revenue of $314,841 during the three months ended March 31, 2007, which represents 12% of our total revenue reported. Although the operations at these new locations had no material impact on our results of operations, we anticipate the establishment of these pharmacies and additional locations will increase our revenues for the fiscal year ended December 31, 2007.

Cost of Sales

The total cost of sales for the three months ended March 31, 2007 was $1,988,744, a 79% increase from $1,105,974 for the three months ended March 31, 2006. The cost of sales consists primarily of the pharmaceuticals. The increase in cost of sales is primarily attributable to 80% increase in sales in the reporting period.

Gross Profit

Gross profit increased to $744,939, or approximately 27% of sales, for the three months ended March 31, 2007, as compared to gross profit of $409,671, or approximately 27% of sales for the three months ended March 31, 2006. Our gross profit as a percentage of sales for the three months ended March 31, 2007 and 2006 has remained consistent.

Operating Expenses

Operating expenses for the three months ended March 31, 2007 was $1,374,531, an 18% increase from $1,165,606 for the three months ended March 31, 2006. Our management believes that an increase in total operating expenses of 18% from the same reporting period in the prior year together with a corresponding increase in total gross profit of 82% is a favorable trend towards profitability.

Our operating expenses for the three months ended March 31, 2007 consisted of salaries and related expenses of $678,899, consulting and other compensation of $148,636, and selling, general and administrative expenses of $546,996. Our operating expenses for the three months ended March 31, 2006 consisted of salaries and related expenses of $548,774, consulting and other compensation of $243,497, and selling, general and administrative expenses of $373,335.

Salaries and related expenses were significantly higher in the three months ended March 31, 2007 when compared to the three months ended March 31, 2006 primarily attributable to retaining additional personnel to adequately staff our two new pharmacies which we opened following the three months ended March 31, 2006. The decrease in consulting and other compensation is primarily attributable to the termination of a consulting agreement which resulted in approximately $70,000 being credited back to consulting expenses. The increase in selling, general and administrative expenses was primarily a result of us granting to outside members of our board of directors common stock valued at $120,000 during the reporting period.

Other Expenses

During the three months ended March 31, 2007, we reported other expenses in the amount of $142,642, compared to $45,585 for the three months ended March 31, 2006 which consisted solely of interest expense. Interest expense during the three months ended March 31, 2007 was incurred in connection with our acquisition of 49% of the ownership interest in Assured Pharmacies Inc. and interest payable on convertible debentures issued during the reporting period and in 2006 subsequent to the first quarter. Interest expense for the three months ended March 31, 2006 was incurred on financing from related parties. The increase was due to borrowing additional funds to open new stores.

Net Loss

Net loss for the three months ended March 31, 2007 was $776,922, compared to net loss of $797,124 for the three months ended March 31, 2006. The decrease in our net loss was primarily attributable to increased gross profit during the reporting period.

Our loss per common share for both the three months ended March 31, 2007 and 2006 was $0.02.

Liquidity and Capital Resources

As of March 31, 2007, we had $155,839 in cash which primarily resulted from $500,000 in funds received from the issuance of convertible debentures during the reporting period. As of March 31, 2007, we had current assets in the amount of $2,303,905 and current liabilities in the amount of $4,304,480 resulting in a working capital deficit of $2,000,575.

We had access to an available line of credit enabling us to draw a maximum of $1,000,000 to purchase inventory, but have been able to finance our own inventory purchases since April 15, 2006 without the need to draw down funds from this line of credit. As a result, this line of credit was terminated on May 1, 2006.

Operating activities used $775,378 in cash for the three months ended March 31, 2007, as compared to $993,704 for the same period last year. Our net loss of $ 776,922, less non-cash expenses of $335,921, was the primary reason for our negative operating cash flow. In addition, our inventories increased by $283,274 mainly due to the increased volume and additional stores opened since the three months ended March 31, 2006. Investing activities during the three months ended March 31, 2007 used $31,559 for the purchase of property and equipment. Net cash flows provided by financing activities during the three months ended March 31, 2006 was $496,373 due to the $500,000 we received from the issuance of debentures during three months ended March 31, 2007.

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

Off Balance Sheet Arrangements

As of March 31, 2007, there were no off balance sheet arrangements.

Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business. As of March 31, 2007, we had an accumulated deficit of $20,512,298, recurring losses from operations of and negative cash flow from operating activities of $775,378 for the three months ended March 31, 2007. We also had a negative working capital of $2,000,575 as of March 31, 2007.

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

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or estimated market, and consist primarily of pharmaceutical drugs. Market is determined by comparison with recent sales or net realizable value. Net realizable value is based on management’s forecast for sales of its products or services in the ensuing years and/or consideration and analysis of changes in customer base, product mix, payor mix, third party insurance reimbursement levels or other issues that may impact the estimated net realizable value. Management regularly reviews inventory quantities on hand and records a reserve for shrinkage and slow-moving, damaged and expired inventory, which is measured as the difference between the inventory cost and the estimated market value based on management’s assumptions about market conditions and future demand for its products. No reservations were provided at March 31, 2007 and 2006, respectively, as the reserves were insignificant to the accompanying financial statements. Should the demand for our products prove to be less than anticipated, the ultimate net realizable value of our inventories could be substantially less than reflected in the accompanying consolidated balance sheet.

Inventories are comprised of brand and generic pharmaceutical drugs. Brand drugs are purchased primarily from one wholesale vendor and generic drugs are purchased primarily from multiple wholesale vendors. Our pharmacies maintain a wide variety of different drug classes, known as Schedule II, Schedule III, and Schedule IV drugs, which vary in degrees of addictiveness.

Schedule II drugs, considered narcotics by the DEA are the most addictive; hence, they are highly regulated by the DEA and are required to be segregated and secured in a separate cabinet. Schedule III and Schedule IV drugs are less addictive and are not regulated. Because the our business model focuses on servicing pain management doctors and chronic pain patients, we carry in inventory a larger amount of Schedule II drugs than most other pharmacies. The cost in acquiring Schedule II drugs is higher than Schedule III and IV drugs.

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

Our long-lived assets consist of computers, software, office furniture and equipment, store fixtures and leasehold improvements on pharmacy build-outs which are depreciated with useful lives varying from 3 to 10 years. Leasehold improvements are depreciated over the shorter of the useful life or the remaining lease term, typically 5 years. We assess the impairment of these long-lived assets at least annually and make adjustment accordingly.

Intangible Assets

Statement of Financial Accounting standard (“SFAS”) No. 142,"Goodwill and Other Intangible Assets", addresses how intangible assets that are acquired individually or with a group of other assets should be accounted for upon their acquisition and after they have been initially recognized in the financial statements. SFAS No. 142 requires that goodwill and identifiable intangible assets that have indefinite lives not be amortized but rather be tested at least annually for impairment, and intangible assets that have finite useful lives be amortized over their estimated useful lives.

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

Item 3.     Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2007. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer, Mr. Robert DelVecchio, and our Chief Financial Officer, Mr. Haresh Sheth. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2007, our disclosure controls and procedures are of limited effectiveness. There have been no changes in our internal controls over financial reporting during the quarter ended March 31, 2007.

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

In February 2007, we issued 300,000 shares of our common stock to outside members of our board of directors in consideration for services rendered as a member of the board. These shares were valued at $120,000 (estimated to be the fair value based on the trading price on the issuance date). These shares were issued pursuant to Section 4(2) of the Securities Act of 1933, as amended. We did not engage in any general solicitation or advertising. The stock certificates issued had the appropriate legends affixed to the restricted stock.

In February 2007, we issued 100,000 shares of restricted common stock, valued at $35,000 (estimated to be the fair value based on the trading price on the issuance date) granted warrants to purchase 100,000 shares of our common stock, exercisable at $0.60 per share until December 31, 2009, and granted warrants to purchase 100,000 shares of our common stock, exercisable at $0.80 per share until December 31, 2009 to a consultant in exchange for services rendered. These shares and warrants were issued pursuant to Section 4(2) of the Securities Act. We did not engage in any general solicitation or advertising. We issued the stock certificates and affixed the appropriate legends to the restricted stock.

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

In January 2007, we completed a private offering of one-year unsecured convertible debentures (“Debenture”) carrying an interest rate of 18% per annum and raised total proceeds of $2,458,500. The Debenture provides that all the interest is payable solely in the shares of our common stock on the issuance date. The number of shares issued as interest was calculated based upon average closing price for our common stock on NASD OTCBB for the five (5) consecutive trading days preceding the issuance date. We issued 1,110,388 restricted shares of our common stock as interest. The Debenture holders have the right to convert their Debenture into fully paid non-assessable shares of our common stock at $0.40 and Common Stock Purchase Warrants to purchase one (1) share of restricted common stock at an exercise price of $0.60 exercisable for 12 months after the conversion date and to purchase one (1) share of restricted common stock at an exercise price of $0.80 exercisable for 24 months. The Debenture and the shares issued as interest were issued pursuant to Section 4(2) of the Securities Act of 1933. We did not engage in any general solicitation or advertising. We issued the stock certificates and affixed the appropriate legends to the restricted stock.

Item 3.     Defaults upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended March 31, 2007.

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

Assured Pharmacy, Inc.

Date:	May 11, 2007

By: /s/ Robert DelVecchio Robert DelVecchio Title: Chief Executive Officer and Director