Form 10QSB
period 2007-06-30
Assured Pharmacy, Inc.
filed 2007-08-10
CIK 1100592

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: June 30, 2007

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  53,772,458 common shares as of June 30, 2007.

Transitional Small Business Disclosure Format (check one): Yes [  ] No [X]

 PART I - FINANCIAL INFORMATION

Item 1.        Financial Statements

Our unaudited condensed consolidated financial statements included in this Form 10-QSB are as follows:
F-1	Unaudited Condensed Consolidated Balance Sheet as of June 30, 2007
F-2	Unaudited Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2007 and 2006
F-3	Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2007 and 2006
F-4	Notes to Unaudited Condensed Consolidated Financial Statements;

These unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-QSB.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended June 30, 2007 are not necessarily indicative of the results that can be expected for the full year.

ASSURED PHARMACY, INC. AND SUBSIDIARIES (formerly known as eRxsys, Inc.)
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30, 2007 (UNAUDITED)	December 31, 2006 (AUDITED)
ASSETS
Current Assets
Cash	$234,773	$466,404
Accounts receivable, net	1,506,520	884,026
Inventories	913,956	414,914
Prepaid expenses and other assets	276,918	368,530

	2,932,167	2,133,874
Long Term Assets
Accounts receivable - non-current, net	71,045	92,313

Property and Equipment, net	398,608	442,939

Goodwill	607,816	607,816

	$4,009,636	$3,276,942

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable	$1,906,119	$1,051,260
Accrued liabilities	201,603	-
Notes payable	-	62,027
Unsecured convertible notes payable	2,558,500	1,958,500
Notes payable to related parties and stockholders	800,313	20,000

	5,466,534	3,091,787

Notes Payable to Related Party and Stockholders, net of current portion	349,960	904,967

Minority Interest	670,419	658,160

Commitments and Contingencies

Stockholders' Deficit
Preferred shares; par value $0.001 per share;
authorized 5,000,000 shares; no preferred shares issued
or outstanding	-	-

Common shares; par value $0.001 per share;
150,000,000 and 70,000,000 shares authorized, respectively; 64,631,116 and 64,226,502
common shares issued and outstanding at June 30, 2007 and December 31, 2006, respectively	64,631	64,226

Treasury stock (10,858,658 shares)	(10,858)	(10,858)

Additional paid-in capital, net	18,881,828	18,615,493

Deferred compensation	(167,154)	(311,456)

Accumulated deficit	(21,245,724)	(19,735,377)

Stockholders' deficit	(2,477,277)	(1,377,972)

	$4,009,636	$3,276,942

The accompanying notes are an integral part of the consolidated financial statements.

ASSURED PHARMACY, INC AND SUBSIDIARIES (formerly known as eRxsys, Inc.)
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30		Six Months Ended June 30
	2007	2006	2007	2006

SALES	$3,305,891	$1,894,976	$6,039,574	$3,410,620

COST OF SALES	$2,472,371	$1,485,665	$4,461,115	$2,591,639

GROSS PROFIT	$833,520	$409,311	$1,578,459	$818,981

OPERATING EXPENSES
Salaries and related expenses	$615,218	$531,690	$1,294,117	$1,080,464
Consulting and other compensation	$299,000	$583,202	$447,636	$826,700
Selling, general and administrative	$495,285	$596,209	$1,042,281	$966,233
TOTAL OPERATING EXPENSES	$1,409,503	$1,711,101	$2,784,034	$2,873,397

LOSS FROM OPERATIONS	$(575,983)	$(1,301,790)	$(1,205,575)	$(2,054,416)

OTHER EXPENSES
Interest expense	$(149,872)	$(32,401)	$(292,514)	$(77,989)
Other expense	$-	$(20,914)		$(24,224)
TOTAL OTHER EXPENSES	$(149,872)	$(53,315)	$(292,514)	$(102,213)

LOSS BEFORE MINORITY INTEREST	$(725,855)	$(1,355,105)	$(1,498,089)	$(2,156,629)
MINORITY INTEREST	$(7,571)	$17,098	$(12,259)	$21,494

NET LOSS	$(733,426)	$(1,338,007)	$(1,510,348)	$(2,135,135)

Basic and diluted loss per common share	$(0.01)	$(0.03)	$(0.03)	$(0.05)

Basic and diluted weighted average number of common
shares outstanding	53,772,458	48,080,612	53,524,876	47,158,593

The accompanying notes are an integral part of the consolidated financial statements.

ASSURED PHARMACY, INC. AND SUBSIDIARIES (formerly known as eRxsys, Inc.)
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	SIX MONTHS ENDED JUNE 30
	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,510,348)	$(2,135,133)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property and equipment	85,102	52,084
Amortization of debt discount	204,766	-
Amortization of deferred consulting fees	271,039	620,438
Issuance of common stock and options for Director services	120,000	-
Return of common stock due to termination of contract	(70,000)
Minority interest in net income /(loss) of joint venture	12,259	(21,494)
Provision for doubtful accounts	-	45,000
Changes in operating assets and liabilities:
Accounts receivable	(601,226)	(394,579)
Inventories	(499,042)	(102,746)
Prepaid expenses and other current assets	(23,152)	(319,696)
Accounts payable and accrued liabilities	1,056,461	114,296

Net cash used in operating activities	(954,141)	(2,141,830)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(40,770)	(22,290)
Advance on purchase of company	-
Purchase of minority interest	-
Net cash used in investing activities	(40,770)	(22,290)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of notes payable to related parties and shareholders	193,000	609,708
Principal repayments on line of credit	-	(200,000)
Principal repayments on notes payable	(29,721)	(135,000)
Proceeds from issuance of common stock	-	1,705,292
Proceeds from issuance of convertible debentures	600,000	-
Proceeds from issuance of common stock due to warrants exercised
Proceeds towards minority investment
Net cash provided by financing activities	763,279	1,980,000

Net decrease in cash	(231,631)	(184,120)

Cash at beginning of period	466,404	356,641

Cash at end of period	$234,773	$172,521

Supplemental disclosure of cash flow information-
Cash paid during the period for:

Interest	$-	$74,296

Income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES :
Conversion of notes payable to common stock	$-	$425,000
Conversion of accrued interest in to notes payable	$-	$8,135
Issuance of common stock for services rendered	$155,000	$540,000
Issuance of common stock in lieu of debenture note interest	$90,000	$-
Return of common stock due to termination of contract	$(70,000)	$-

The accompanying notes are an integral part of the consolidated financial statements.

ASSURED PHARMACY, INC. AND SUBSIDIARIES
FORMERLY KNOWN AS eRXSYS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007

1. ORGANIZATION AND BASIS OF PRESENTATION

A. Organization:

Assured Pharmacy, Inc. ("Assured Pharmacy" or the "Company") was organized as a Nevada corporation on October 22, 1999 under the name Surforama.com, Inc. and previously operated under the name eRXSYS, Inc. The Company is engaged in the business of operating specialty pharmacies that dispense highly regulated pain medication. During 2006, the Company expanded its business beyond pain management to service customers that require prescriptions to treat cancer, psychiatric, and neurological conditions. The Company offers physicians the ability to electronically transmit prescriptions to its pharmacies. The Company derives its revenue primarily from the sale of prescription drugs and does not keep in inventory non-prescription drugs or health and beauty related products inventoried at traditional pharmacies. The majority of the Company's business is derived from repeat business from its customers. "Walk-in" prescriptions from physicians are limited.

We currently have six operating pharmacies. Our first pharmacy was opened on October 13, 2003 in Santa Ana, California. On June 10, 2004, we opened our second pharmacy in Riverside, California.  These pharmacies were opened pursuant to a joint venture agreement entered into with TPG, LLC where we maintained a 51 % ownership interest in these pharmacies. On December 15, 2006, we entered into a Purchase Agreement with TPG and acquired its 49% ownership in these pharmacies. As a result of this acquisition, we increased our ownership interest in these pharmacies to 100%. We opened our third pharmacy in Kirkland, Washington on August 11, 2004. Our fourth pharmacy was opened in Portland, Oregon on September 21, 2004. On June 21, 2006, we opened our fifth pharmacy also located in Portland, Oregon. The pharmacies located in Kirkland and Portland were opened pursuant to a joint venture agreement with TAPG LLC and we have a 94.8% ownership interest in these pharmacies. In January 2007, we opened our sixth pharmacy in Gresham, Oregon that became our third wholly-owned pharmacy.

We anticipate opening our seventh pharmacy in Las Vegas, Nevada and have executed a lease agreement for this location. Pharmacy operations are expected to commence at this new location in September 2007.

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

Assured Pharmacies, Inc. ("API") was formed to establish and operate the pharmacies that would be operated under the agreement with TPG. In accordance with the terms of the agreement with TPG, we owned 51% of API and TPG owned the remaining 49%.

ASSURED PHARMACY, INC. AND SUBSIDIARIES
FORMERLY KNOWN AS eRXSYS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007

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
JUNE 30, 2007

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
JUNE 30, 2007

1. ORGANIZATION AND BASIS OF PRESENTATION (continued)

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

On June 19, 2007, the Company incorporated Assured Pharmacy Las Vegas Inc., as a wholly-owned subsidiary for the purpose of operating its new pharmacy in Las Vegas, Nevada.

Quotation on OTCBB

The Company's common stock is quoted on the Over-the-Counter Bulletin Board (the "OTCBB") under the symbol "APHY."

B. Basis of Presentation

The Company's management, without audit, prepared the condensed consolidated financial statements for the three and six months ended June 30, 2007 and 2006. The information furnished has been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial reporting. Accordingly, certain disclosures normally included in financial statements prepared in accordance with GAAP have been condensed and consolidated or omitted. In the opinion of management, all adjustments considered necessary for the fair presentation of the Company's financial position, results of operations and cash flows have been included and are only of a normal recurring nature. The results of operations for the three and six months ended June 30, 2007 are not necessarily indicative of the results of operations for the year ending December 31, 2007.

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

Going Concern Considerations

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business. As of June 30, 2007, the Company had an accumulated deficit of $21,245,724, recurring losses from operations and negative cash flow from operating activities for the six month period ended June 30, 2007 of $954,141. The Company also had a negative working capital of $2,534,367 as of June 30, 2007.

ASSURED PHARMACY, INC. AND SUBSIDIARIES
FORMERLY KNOWN AS eRXSYS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007

1. ORGANIZATION AND BASIS OF PRESENTATION (continued)

Going Concern Considerations (continued)

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

In response to these problems, management has taken the following actions:

•	The Company is expanding its revenue base beyond the pain management sector to service customers that require prescriptions to treat cancer, psychiatric, and neurological conditions.
•	The Company is aggressively signing up new physicians, which will result in new patients.
•	The Company is seeking investment capital. (See Note 5 for additional information).
•	The Company implemented a new marketing strategy and retained additional sales personnel to attract business.

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

Principles of Consolidation

The consolidated financial statements for the quarter ended June 30, 2007, include the accounts of the Company's 94.8% ownership interest in APN. In accordance with the joint venture agreement, the minority partner does not have participation rights that allow them to block decisions proposed by the Company. The minority joint venture has given the Company the ability to control all daily operations and management of the joint venture; therefore, the Company has consolidated the joint venture in its financial statements. All significant inter-company accounts and transactions have been eliminated in consolidation.

ASSURED PHARMACY, INC. AND SUBSIDIARIES
FORMERLY KNOWN AS eRXSYS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007

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

As a result, the Company may be subject to the risk of delays in obtaining (or failing to obtain) regulatory clearance and other uncertainties, including financial, operational, technological, regulatory and other risks associated with an emerging business, including the risk of business failure.

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

During the year ended December 31, 2006, the Company purchased 99% of its inventory of its prescription drugs from one wholesale vendor. Management believes that the wholesale pharmaceutical and non-pharmaceutical distribution industry is highly competitive because of consolidation in the industry and the practice of certain large pharmacy chains to purchase directly from product manufacturers. Although management believes it could obtain the majority of our inventory from other distributors at competitive prices and upon competitive payment terms if our relationship with our primary wholesale drug vendor was terminated, there can be no assurance that the termination of such relationship would not adversely affect us.

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
JUNE 30, 2007

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

The Company is also impacted by the Health Insurance Portability and Accountability Act of 1996 ("HIPAA"), which mandates, among other things, the adoption of standards to enhance the efficiency and simplify the administration of the healthcare system. HIPAA requires the Department of Health and Human Services to adopt standards for electronic transactions and code sets for basic healthcare transactions such as payment and remittance advice ("transaction standards"); privacy of individually identifiable healthcare information ("privacy standards"); security and electronic signatures ("security standards"), as wells as unique identifiers for providers, employers, health plans and individuals; and enforcement. The Company is required to comply with these standards and is subject to significant civil and criminal penalties for failure to do so. Management believes the Company is in compliance with these standards. There can be no assurance, however, that future changes will not occur which the Company may not be, or may have to incur significant costs to be in compliance with new standards or regulations. Management anticipates that federal and state governments will continue to review and assess alternate healthcare delivery systems, payment methodologies and operational requirements for pharmacies. Given the continuous debate regarding the cost of healthcare services, management cannot predict with any degree of certainty what additional healthcare initiatives, if any, will be implemented or the effect any future legislation or regulation will have on the Company.

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
JUNE 30, 2007

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Accounts Receivable, non-current

The Company carries $163,358 of receivables which are over 180 days old. These receivables are primarily from Workmen's Compensation Board of State of California ("CA Board"). These receivables are due to disputes between the claimant and the employer, with the CA Board, known as "Green Liens". The settlement period for such Green Lien cases takes anywhere from 1 year to 5 years. The Management classified such receivables as non-current long term assets

Allowance for Doubtful Accounts Receivable

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

Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or estimated market, and consist primarily of pharmaceutical drugs. Market is determined by comparison with recent sales or net realizable value. Net realizable value is based on management's forecast for sales of its products or services in the ensuing years and/or consideration and analysis of changes in customer base, product mix, payor mix, third party insurance reimbursement levels or other issues that may impact the estimated net realizable value. Management regularly reviews inventory quantities on hand and records a reserve for shrinkage and slow-moving, damaged and expired inventory, which is measured as the difference between the inventory cost and the estimated market value based on management's assumptions about market conditions and future demand for its products. No reservations were provided at June 30, 2007 and 2006, respectively, as the reserves were insignificant to the accompanying financial statements. Should the demand for the Company's products prove to be less than anticipated, the ultimate net realizable value of its inventories could be substantially less than reflected in the accompanying consolidated balance sheet.

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
JUNE 30, 2007

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

The Company's long-lived assets consist of computers, software, office furniture and equipment, store fixtures and leasehold improvements on pharmacy build-outs which are depreciated with useful lives varying from 3 to 10 years. Leasehold improvements are depreciated over the shorter of the useful life or the remaining lease term, typically 5 years. The Company assesses the impairment of these long-lived assets at least annually and makes adjustments accordingly.

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
JUNE 30, 2007

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

Advertising

The Company expenses the cost of advertising, including marketing and promotions, when incurred. Advertising costs for the three months ended June 30, 2007 and June 30, 2006 were $ 3,074 and $314,816, respectively.  Advertising costs for the six months ended June 30, 2007 and June 30, 2006 were $ 3,074 and $347,566, respectively.  When incurred, such expenses are included in selling, general and administrative expenses.

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
JUNE 30, 2007

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
JUNE 30, 2007

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Fair Values of Financial Instruments

Management believes that the carrying amounts of the Company's financial instruments, consisting primarily of cash, accounts receivable, and accounts payable and accrued liabilities approximated their fair values at June 30, 2007 and 2006, due to their short-term nature.

Management also believes that the June 30, 2007 and 2006 interest rate associated with the notes payable approximates the market interest rate for this type of debt instrument and as such, the carrying amount of the notes payable approximates their fair value.

The fair values of related party transactions are not determinable due to their related party nature.

3.  NOTES PAYABLE TO RELATED PARTIES AND STOCKHOLDERS

TAPG Note

In January 2005, the Company entered into an agreement with TAPG where TAPG was to advance $270,000 in connection with establishing pharmacies in the Pacific Northwest of the United States (see Note 1). The note was to be funded by TAPG in monthly installments of $45,000 up to a maximum of $270,000. The note accrued interest at a fixed rate of 7% per annum. The note is secured by the assets of APN's pharmacies, in which the Company holds a controlling interest. However, the Company received only $40,000 during 2005. The note matured in January 2006 and was not extended. As of June 30, 2007, the Company paid $20,000 payment on this note. The Company intends to retire the remaining balance due of $20,000.

Convertible Loans

VVPH Inc. Loans

During first quarter of 2005, the Company entered into ninety-day note payable to VVPH Inc. for $50,000. During first quarter of 2006, the Company extended this agreement to January 31, 2007. VVPH also agreed to convert accrued interest of $1,907 to principal.

On January 21, 2006, the Company entered into two (2) additional loan agreements with VVPH Inc. Under the terms of the agreements, the Company received $600,000 for a twelve (12) month term which can be extended for an additional twelve (12) month period by mutual consent. These loans bear interest at 15% per annum which is payable in monthly installments. In March 2007, the parties entered into a modification and extension agreement to further extend the maturity dates of these loan agreements to January 2008 and modify the interest rates on these loans to 12% per annum.

On May 2, 2007, the Company entered into an additional loan agreement with VVPH Inc. Under the terms of this loan agreement, the Company received $75,000 for a twelve (12) month term which can be extended for an additional twelve (12) month period by mutual consent. The loan has an interest rate of 12% per annum which is payable in monthly installments.

ASSURED PHARMACY, INC. AND SUBSIDIARIES
FORMERLY KNOWN AS eRXSYS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007

3.  NOTES PAYABLE TO RELATED PARTIES AND STOCKHOLDERS (continued)

Pursuant to the terms of this agreement, VVPH Inc. has a continuing conversion right during the term to convert all or a portion of the then outstanding amount of the obligations into a number of shares of the Company's common stock determined at a conversion price equal to the rolling seven (7) trading day weighted average closing bid price for the Common Stock on the OTC:BB (or such other equivalent market on which the Common Stock is quoted) calculated as of the trading day immediately preceding the date the Conversion Right is exercised. The Conversion Price shall not be less than $0.40 or more than $0.80. VVPH Inc shall be entitled to piggyback registration rights upon exercise of this conversion right. As of June 30, 2007, the Company owes $690,122, which includes interest on these notes.

Brockington Securities, Inc. Loans

On April 19, 2007, the Company entered into a loan agreement with Brockington Securities Inc. (“Brockington”). Under the terms of the agreement the Company received $93,000 for a twelve (12) month term which can be extended for an additional twelve (12) month period by mutual consent. The loan has interest rate of 12% per annum to be paid in monthly installments. Brockington is a related party because its President is also an officer and director of the Company.

Pursuant to the terms of this agreement, Brockington has a continuing conversion right during the term to convert all or a portion of the then outstanding amount of the obligations into a number of shares of the Company's common stock determined at a conversion price equal to the rolling seven (7) trading day weighted average closing bid price for the Common Stock on the OTC:BB (or such other equivalent market on which the Common Stock is quoted) calculated as of the trading day immediately preceding the date the Conversion Right is exercised. The Conversion Price shall not be less than $0.40 or more than $0.80. Brockington shall be entitled to piggyback registration rights upon exercise of this conversion right. As of June 30, 2007, the Company owes $95,226, which includes interest on these notes.

Sheth Loan

On May 25, 2007, the Company entered into a loan agreement with Mr. Haresh C. Sheth, the Company’s Chief Financial Officer and a member of its board of directors. Under the terms of this agreement, the Company received $25,000 for a twelve (12) month term which can be extended for an additional twelve (12) month period by mutual consent. The loan has an interest rate of 12% per annum to be paid in monthly installments.

Pursuant to the terms of this agreement, Mr. Haresh C. Sheth has a continuing conversion right during the term to convert all or a portion of the then outstanding amount of the obligations into a number of shares of the Company's common stock determined at a conversion price equal to the rolling seven (7) trading day weighted average closing bid price for the Common Stock on the OTC:BB (or such other equivalent market on which the Common Stock is quoted) calculated as of the trading day immediately preceding the date the Conversion Right is exercised. The Conversion Price shall not be less than $0.40 or more than $0.80. Mr. Haresh C. Sheth shall be entitled to piggyback registration rights upon exercise of this conversion right. As of June 30, 2007, the Company owes $25,168, which includes interest on these notes.

ASSURED PHARMACY, INC. AND SUBSIDIARIES
FORMERLY KNOWN AS eRXSYS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007

4. EQUITY TRANSACTIONS

In February 2007, the Company granted as a performance base bonus to an officer of the Company options to purchase 750,000 shares of its common stock vesting over a two year period of time from the date of issuance and exercisable at the exercise price of $0.60 per share.

In February 2007, the Company issued 300,000 shares of its common stock to outside members of its board of directors in consideration for services rendered as a member of the board. These shares were valued at $120,000 (estimated to be the fair value based on the trading price on the issuance date). As a result of the issue of shares, the Company charged director fees expense for $120,000 and credited common stock for $300 and paid in capital for $119,700.

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

The Company entered into an agreement with a consultant in February 2007 whereby the Company cancelled 250,000 shares previously issued to the consultant, which were value at $70,000. As a result of cancellation of these shares, the Company debited common stock and additional paid in capital for $250 and $69,750, respectively, and credited consulting expenses for $70,000.

For the six months ended June 30, 2007, the Company amortized $144,302, as deferred compensation leaving a balance of $167,156 of deferred compensation at June 30, 2007 to be amortized over the remaining lives of such consulting contracts.

5.  UNSECURED CONVERTIBLE DEBENTURE NOTES

During the three months ended June 30, 2007, the Company raised $100,000 by issuing a one-year unsecured convertible debenture ("Debenture") carrying an interest rate of 18% per annum. The Debenture provides that all the interest is payable solely in the shares of the Company's common stock on the issuance date. The number of shares to be issued as interest shall be calculated based upon average closing price for our common stock for the five (5) consecutive trading days preceding the issuance date.

The Company is obligated to issue 68,182 shares of common stock as payment of interest on the Debenture. The Debenture holders have the right to convert their Debenture into fully paid non-assessable shares of common stock at $0.40 and Common Stock Purchase Warrants to purchase one (1) share of restricted common stock at an exercise price of $0.60 exercisable for two (2) years after the conversion date and to purchase one (1) share of restricted common stock at an exercise price of $0.80 exercisable for three (3) years after the conversion date.

ASSURED PHARMACY, INC. AND SUBSIDIARIES
FORMERLY KNOWN AS eRXSYS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007

5.  UNSECURED CONVERTIBLE DEBENTURE NOTES (continued)

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

Certain leases include future rental escalations and renewal options

As of June 30, 2007, future minimum payments under operating leases were as follows:

For the year ending December 31
2007(Remaining)	$105,531
2008	$192,690
2009	$107,196
2010	$47,210
2011	$30,902
Thereafter	$2,578
$548,025

Total rent expense for the six months ended June 30, 2007 and June 30, 2006 was $112,061 and $89,394 respectively.

ASSURED PHARMACY, INC. AND SUBSIDIARIES
FORMERLY KNOWN AS eRXSYS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007

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

7.  LOSS PER COMMON SHARE

The following is a reconciliation of the numerators and denominators of the basic and diluted loss per common share computations for the six months June 30, 2007 and 2006:

	Three months ended June 30		Six Months Ended June 30
	2007	2006	2007	2006
Numerator for basic and diluted loss per common share:
Net loss to common stockholders	$(733,426)	$(1,338,007)	$(1,510,347)	$(2,135,135)

Denominator for basic and diluted loss per common share:
Weighted average number of shares outstanding	53,772,458	48,080,612	53,524,876	47,158,593

Basic and diluted loss per common share	$(0.01)	$(0.03)	$(0.03)	$(0.05)

8.  INCOME TAXES

Due to losses incurred for the three and six months ended June 30, 2007 and 2006, there is no current provision for income taxes.

ASSURED PHARMACY, INC. AND SUBSIDIARIES
FORMERLY KNOWN AS eRXSYS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007

9. SUBSEQUENT EVENTS:

On July 10, 2007, the Company entered into a loan agreement with Woodfield Capital Services Inc.(“Woodfield”) Under the terms of this agreement, the Company received $150,000 for a twelve (12) month term at an interest rate of 12% per annum, with interest payable on a monthly basis. Woodfield is a related party to this transaction, as its President is an officer and director of the Company.

Pursuant to the terms of this agreement, Woodfield has a continuing conversion right during the term to convert all or a portion of the then outstanding amount of the obligations into a number of shares of the Company's common stock determined at a conversion price equal to the rolling seven (7) trading day weighted average closing bid price for the Common Stock on the OTC:BB (or such other equivalent market on which the Common Stock is quoted) calculated as of the trading day immediately preceding the date the Conversion Right is exercised. The Conversion Price shall not be less than $0.40 or more than $0.80. Woodfield shall be entitled to piggyback registration rights upon exercise of this conversion right.

On July 11, 2007, the Company repaid $150,000 towards the principal balance to the note held by VVPH, Inc. After this repayment, the principal balance remaining on the note was $500,000

In July, 2007, the Company issued two (2) one-year unsecured convertible debentures (“the Debentures”) totaling $150,000 with interest at 18% per annum. The Debentures provide that the total interest is payable in the shares of our common stock on the issuance date. The number of shares issued as interest was calculated based upon average closing price for our common stock on NASD OTCBB for the five (5) consecutive trading days preceding the issuance date.  The Company is obligated to issue 97,445 shares of common stock as payment of interest on the Debentures. The debenture holders have the right to convert their Debentures into fully paid non-assessable shares of our common stock at $0.40. Following the conversion of the Debentures, the debenture holders will be issued Common Stock Purchase Class A Warrants to purchase one (1) share of restricted common stock at an exercise price of $0.60 exercisable for two (2) years after the conversion date and Common Stock Purchase Class B Warrants to purchase one (1) share of restricted common stock at an exercise price of $0.80 exercisable for three (3) years.  One Class A Warrant and one Class B Warrant will be issued for each two shares of common stock issued upon conversion of the Debentures.

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

Business Description

We currently have six operating pharmacies. As a result of the growth in our business and improvement in our operations, our management is seeking to expand our business by establishing additional pharmacies which are wholly-owned. Our management is seeking to open four additional wholly-owned pharmacies during 2007 financed through internal cash flow. We have executed a lease for our seventh pharmacy in Las Vegas, Nevada an anticipate commencing operations at this location in September 2007.  We are currently considering locations within or in close proximity to medical facilities located in major metropolitan areas within Southern California and Las Vegas, Nevada for our next location and are considering locations in Arizona, California, Nevada, Oregon, Texas, and Washington for future locations.

Our pharmacies have principally specialized in dispensing highly regulated pain medication for acute chronic pain management. During 2006, we expanded the reach of our business beyond pain management to service customers that require prescriptions to treat cancer, psychiatric, and neurological conditions. Our management attributes the recent growth in our business in part to us being able to fill prescriptions that can accommodate a broader range of customers.

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

In an attempt to further expand our business and improve our marketing plan, we retained the marketing firm of Rainmaker & Sun Integrated Marketing, Inc. (“Rainmaker”). With the assistance of Rainmaker, we revised our marketing plan and launched a new marketing campaign in July 2006. This new marketing strategy shifted the target of our marketing efforts from physicians to also include the patient. This marketing campaign was initially targeted to consumers in the Seattle, Washington and Los Angeles, California test markets. Our marketing efforts were designed to further increase consumer awareness of our pharmacies and the services they provide. Our marketing campaign consisted primarily of print advertisements which appeared in newspaper inserts, on billboards, bus shelter displays and in direct mailings. These marketing efforts did not reach the level of success anticipated by management. Our management decided to discontinue these marketing efforts in favor of increasing our sales force because the efforts of our sales personnel have produced the greatest success in significantly increasing our business.  Based upon the success of our sales personnel, our management has committed to staffing each pharmacy with its own sales person who will be exclusively responsible for generating sales.  Our management anticipates that this staffing model will continue to have a positive material impact on our operations.

The table set forth below summarizes the number of prescriptions filled by our six operating pharmacies during the three and six months ended June 30, 2007 and 2006.

	Three months ended June 30, 2007	Three months ended June 30, 2006	Six months ended June 30, 2007	Six months ended June 30, 2006
Total Number of Prescriptions	22,808	12,461	42,018	23,413
Average Prescriptions Per Week	1,754	959	1,616	901

Our second pharmacy established in Portland, Oregon commenced operations on June 21, 2006 and did not generate any prescription sales during the period ended June 30, 2006.  Our sixth pharmacy established in Gresham, Oregon began filling prescriptions during the three months ended March 31, 2007.  Excluding the prescriptions filled at these pharmacies and based upon only our four pharmacies which had active operations in the reporting periods of both the current and prior fiscal years, the total number of prescriptions filled at our pharmacies for the three months ended June 30, 2007 increased to 18,329 which is approximately a 67% increase from the 10,952 total prescriptions filled at these same four pharmacies during the three months ended June 30, 2006.  The total number of prescriptions filled at these same four pharmacies for the three months ended June 30, 2007 increased by approximately 12% from the 16,435 total prescriptions filled at the same four pharmacies in the prior three months ended March 31, 2007.  These same four pharmacies filled 34,764 prescriptions during the six months ended June 30, 2007, which is a 48% increase from the 23,413 total prescriptions filled at these same four pharmacies during the six months ended June 30, 2006.  Our management primarily credits the increases in our business to the efforts of additional sales personnel added during the reporting period and the expanded reach of our business beyond pain management.

We implemented a monthly call program where our pharmacies contact each recurring patient directly on a monthly basis to ensure that the patient has experienced no complications with the prescribed medication and to inquire into whether the patient needs the prescription refilled. At the time of each monthly call, our pharmacies also inquire into whether other members of the household also need a prescription refilled. Our management anticipates that the monthly call program will enhance consumer loyalty and continue to increase the total number of prescriptions filled at our pharmacies.

On an ongoing basis, our management is evaluating our operations and seeking additional opportunities to expand our business. During the fiscal quarter ended March 31, 2006, we established a working relationship with a specialty compounding pharmacy, which enabled our pharmacies to fill prescriptions for custom compounded drugs. Since this time, we established a relationship with another compound drug provider to increase our available inventory of compounded drugs. Pharmaceutical compounding is the combining, mixing, or altering of ingredients to create a customized medication for an individual patient in response to a licensed physician’s prescription. Physicians often prescribe compounded medications for reasons that include situations where there is not presently a commercially available drug to treat the unique health condition of an individual patient or to combine several medications the patient is taking to increase compliance. Custom compounded drugs can offer additional means of treating chronic pain. We anticipate that our ability to fill prescriptions for custom compounded drugs will expand our business and enable us to better service patients who require treatment for chronic pain management. During the three months ended June 30, 2007, we filled 126 prescriptions for custom compounded drugs with an associated gross profit margin of 62%.  Our management is committed to expanding the sales of compounded drugs due to the higher associated gross profit margin relative to other non-compounded drugs including generic brands.

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

Also on January 3, 2006, we incorporated Assured Pharmacy DME, Corp. (“DME”) as a wholly-owned subsidiary for the purpose of facilitating and making available specialized medical equipment to our consumers. We established a relationship with a provider of specialized medical equipment to make these products available to our consumers. In July 2006, we began notifying our consumers of the availability of these products by disseminating a notification with each prescription filled at our pharmacies. We accept and process orders for specialized medical equipment. We will not maintain any inventory of specialized medical equipment at any of our pharmacies. All orders will be shipped directly to the consumer from a product wholesaler. The gross profit margin on orders we received for specialized medical equipment during the year ended December 31, 2006 was approximately 63%. Our management was encouraged by our consumers’ early response to our offering of specialized medical equipment, but has not committed any significant resources to expanding this area because it is presently allocating our resources towards developing future locations and increasing our sales of custom compounded drugs.

Our revenue generated from the operations of Plus Corp. and DME for the three and six months ended June 30, 2007 has been relatively insignificant to our business. To date, our management has not advanced these opportunities because our resources are currently being devoted to expanding the sales of compounded drugs, focusing on the establishment of additional pharmacies, and growth within our existing pharmacy locations. Our management anticipates focusing more on these opportunities prior to the end of 2007 or at such time that allocating resources to these opportunities is in our best interest.

Results of Operations for the three and six months ended June 30, 2007 and 2006

Sales

Our total revenue reported for the three months ended June 30, 2007 was $3,305,891, a 74% increase from $1,894,976 for the three months ended June 30, 2006 and a 21% increase from the prior three month period ended March 31, 2007.  Our total revenue reported for the six months ended June 30, 2007 was $6,039,574, a 77% increase from $3,410,620 for the six months ended June 30, 2006.

Our revenue for the three and six months ended June 30, 2007 and 2006 was generated almost exclusively from the sale of prescription drugs. We generated more revenue in the three months ended June 30, 2007 than in any other quarterly period since our inception.

The table set forth below shows our total reported gross revenue generated for each quarterly period during fiscal 2005, 2006, and 2007:

	2005	2006	2007
Quarterly Period Ended March 31	$648,402	$1,515,645	$2,733,683
Quarterly Period Ended June 30	$789,404	$1,894,976	$3,305,891
Quarterly Period Ended September 30	$980,181	$2,310,248	-
Quarterly Period Ended December 31	$1,418,749	$2,176,249	-

Management attributes the significant increase in our revenue from the prior quarterly period and the same reporting period in the prior year to the increase in our sales force, the establishment of new pharmacies, and an expansion of our business beyond the pain management sector to service customers that require prescriptions to treat cancer, psychiatric, and neurological conditions. Our management anticipates that  revenues  will continue to increase based upon the efforts of additional sales personnel retained and the establishment of additional pharmacies in the current year.

Cost of Sales

The total cost of sales for the three months ended June 30, 2007 was $2,472,371, a 66% increase from $1,485,665 for the three months ended June 30, 2006. For the six months ended June 30, 2007, the total cost of sales increased 72% to $4,461,115 from $2,591,639  for the six months ended June 30, 2006. The cost of sales consists primarily of the pharmaceuticals. The increase in the cost of sales is primarily attributable to the increased  sales in the reporting period.

Gross Profit

Gross profit increased to $833,520, or approximately 25% of sales, for the three months ended June 30, 2007, as compared to gross profit of $409,311, or approximately 22% of sales for the three months ended June 30, 2006.

Gross profit increased to $1,578,459, or approximately 26% of sales, for the six months ended June 30, 2007, as compared to gross profit of $818,981, or approximately 24% of sales for the six months ended June 30, 2006.

The increase in gross profit percentages for the three and six months ended June 30, 2007 when compared to the same reporting periods in the prior fiscal year is attributable to our ability to negotiate cost reductions from our principal supplier and monitor our inventory to ensure that we are stocking those brands that provide the highest profit margins.

Operating Expenses

Operating expenses for the three months ended June 30, 2007 was $1,409,503, a 16% decrease from $1,711,101 for the three months ended June 30, 2006.  Our operating expenses for the three months ended June 30, 2007 consisted of salaries and related expenses of $615,218, consulting and other compensation of $299,000, and selling, general and administrative expenses of $495,285. Our operating expenses for the three months ended June 30, 2006 consisted of salaries and related expenses of $531,690, consulting and other compensation of $583,202, and selling, general and administrative expenses of $596,209.

Operating expenses for the six months ended June 30, 2007 was $2,784,034, a 3% decrease from $2,873,397 for the six months ended June 30, 2006.  Our operating expenses for the six months ended June 30, 2007 consisted of salaries and related expenses of $1,294,117, consulting and other compensation of $447,636, and selling, general and administrative expenses of $1,042,281. Our operating expenses for the six months ended June 30, 2006 consisted of salaries and related expenses of $1,080,464, consulting and other compensation of $826,700, and selling, general and administrative expenses of $966,233.

Salaries and related expenses were significantly higher in the three and six months ended June 30, 2007 when compared to the three and six months ended June 30, 2006 primarily attributable to retaining additional personnel to adequately staff our second location in Portland, Oregon which we opened in June 2006 and our Gresham, Oregon location which opened in January 2007. The decrease in consulting and other compensation for the three and six months ended June 30, 2007, when compared to the three and six months ended June 30, 2006, is primarily attributable a reduction in the number of consultants retained during the reporting period. The increase in selling, general and administrative expenses for the six months ended June 30, 2007, as compared to the same reporting period in the prior year was primarily a result of granting to outside members of our board of directors common stock valued at $120,000 during the first quarter of 2007.

Other Expenses

During the three months ended June 30, 2007, we reported other expenses in the amount of $149,872, compared to $53,315 for the three months ended June 30, 2006.

During the six months ended June 30, 2007, we reported other expenses in the amount of $292,514, compared to $102,213 for the six months ended June 30, 2006.

Other expenses reported during the three and six months ended June 30, 2007 consisted solely of interest expense which was incurred in connection with our acquisition of 49% of the ownership interest in Assured Pharmacies Inc. and interest on convertible debentures issued in a private offering. Interest expense for the three and six months ended June 30, 2006 was incurred on financing from related parties. The increase was due to borrowing additional funds to open new stores.

Net Loss

Net loss for the three months ended June 30, 2007 was $733,426, a 45% decrease from the net loss of $1,338,007 for the three months ended June 30, 2006. Net loss for the six months ended June 30, 2007 was $1,510,348, a 29% decrease from the net loss of $2,135,135 for the six months ended June 30, 2006. The decrease in our net loss was primarily attributable to increased gross profit and lower operating expenses during the reporting periods.  When comparing the three months ended June 30, 2007 to the same reporting period in the prior year, we were able to increase gross profit by approximately 104% while simultaneoulsy reducing operating expenses by 16%.  When comparing the six months ended June 30, 2007 to the same reporting period in the prior year, we were able to increase gross profit by approximately 97% while simultaneously reducing operating expenses by 3%.  Our management believes that this is a favorable trend toward profitability.

Our loss per common share for the three months ended June 30, 2007 was $0.01, compared to a loss per common shares of $0.02 for the three months ended June 30, 2006.

Our loss per common share for the six months ended June 30, 2007 was $0.03, compared to a loss per common shares of $0.05 for the six months ended June 30, 2006.

Liquidity and Capital Resources

As of June 30, 2007, we had $234,773 in cash. As of June 30, 2007, we had current assets in the amount of $2,932,167 and current liabilities in the amount of $5,466,534 resulting in a working capital deficit of $2,534,367.

Operating activities used $954,141 in cash for the six months ended June 30, 2007, as compared to $2,141,830 for the same period last year. Our net loss of $1,510,348 was the primary reason for our negative operating cash flow. In addition, our accounts receivable increased by $601,226 and inventories increased by $499,042 mainly due to increased sales and additional stores opened since the three months ended March 31, 2006. Investing activities during the six months ended June 30, 2007 used $40,770 for the purchase of property and equipment. Net cash flows provided by financing activities during the six months ended June 30, 2007 was $763,279 due primarily to the $600,0000 we received from as proceeds from the issue of convertible notes and $193,000 from notes issued to related parties during the reporting period.

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

Off Balance Sheet Arrangements

As of June 30, 2007, there were no off balance sheet arrangements.

Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business. As of June 30, 2007, we had an accumulated deficit of $21,245,724, recurring losses from operations of and negative cash flow from operating activities of $ 954,141 for the six months ended June 30, 2007. We also had a negative working capital of $2,534,367 as of June 30, 2007.

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

Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or estimated market, and consist primarily of pharmaceutical drugs. Market is determined by comparison with recent sales or net realizable value. Net realizable value is based on management's forecast for sales of its products or services in the ensuing years and/or consideration and analysis of changes in customer base, product mix, payor mix, third party insurance reimbursement levels or other issues that may impact the estimated net realizable value. Management regularly reviews inventory quantities on hand and records a reserve for shrinkage and slow-moving, damaged and expired inventory, which is measured as the difference between the inventory cost and the estimated market value based on management's assumptions about market conditions and future demand for its products. No reservations were provided at June 30, 2007 and 2006, respectively, as the reserves were insignificant to the accompanying financial statements. Should the demand for the our products prove to be less than anticipated, the ultimate net realizable value of our inventories could be substantially less than reflected in the accompanying consolidated balance sheet.

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

Long-Lived Assets

We adopted Statement of Financial Accounting Standard ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. If the cost basis of a long-lived asset is greater than the projected future undiscounted net cash flows from such asset, an impairment loss is recognized.

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

Our long-lived assets consist of computers, software, office furniture and equipment, store fixtures and leasehold improvements on pharmacy build-outs which are depreciated with useful lives varying from 3 to 10 years. Leasehold improvements are depreciated over the shorter of the useful life or the remaining lease term, typically 5 years. We assess the impairment of these long-lived assets at least annually and makes adjustment accordingly.

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

Item 3.     Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2007.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer, Mr. Robert DelVecchio, and our Chief Financial Officer, Mr. Haresh Sheth.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2007, our disclosure controls and procedures are of limited effectiveness.  There have been no changes in our internal controls over financial reporting during the quarter ended June 30, 2007.

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

During the three months ended June 30, 2007, we issued a one-year unsecured convertible debenture (“Debenture”) carrying an interest rate of 18% per annum and raised total proceeds of $100,000. The Debenture provides that all the interest is payable solely in the shares of our common stock on the issuance date. The number of shares issued as interest was calculated based upon average closing price for our common stock on NASD OTCBB for the five (5) consecutive trading days preceding the issuance date.  We are obligated to issue 68,182 shares of common stock as payment of interest on the Debenture. The Debenture holders have the right to convert their Debenture into fully paid non-assessable shares of our common stock at $0.40.  Upon any conversion of the Debentures, the debenture holders will also be issued Common Stock Purchase Class A Warrants to purchase one (1) share of restricted common stock at an exercise price of $0.60 exercisable for two (2) years after the conversion date and Common Stock Purchase Class B Warrants to purchase one (1) share of restricted common stock at an exercise price of $0.80 exercisable for three (3) years.  One Class A Warrant and one Class B Warrant will be issued for each two shares of common stock issued upon conversion of the Debentures.  The Debenture and the shares issued as interest were issued pursuant to Section 4(2) of the Securities Act of 1933. We did not engage in any general solicitation or advertising.  The stock certificates when issued will have the appropriate legends affixed to the restricted stock.

Item 3.     Defaults upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended June 30, 2007.

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

Assured Pharmacy, Inc.

Date:	August 10, 2007

By: /s/ Robert DelVecchio Robert DelVecchio Title: Chief Executive Officer and Director