Form 10QSB
period 2007-09-30
Assured Pharmacy, Inc.
filed 2007-11-14
CIK 1100592

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2007

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period ___________ to ___________

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 54,263,085 common shares as of September 30, 2007.

Transitional Small Business Disclosure Format (check one): Yes [   ] No [X]

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

Our unaudited condensed consolidated financial statements included in this Form 10-QSB are as follows:

F-1	Unaudited Condensed Consolidated Balance Sheet as of September 30, 2007

F-2	Unaudited Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2007 and 2006

F-3	Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2007 and 2006

F-4	Notes to Unaudited Condensed Consolidated Financial Statements;

These unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-QSB. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended September 30, 2007 are not necessarily indicative of the results that can be expected for the full year.

ASSURED PHARMACY, INC AND SUBSIDIARIES (formerly known as eRxsys, Inc.) CONSOLIDATED BALANCE SHEETS SEPTEMBER 30, 2007 (UNAUDITED)

ASSETS

Current Assets
Cash	$267,584
Accounts receivable, net	1,781,684
Inventories	901,548
Prepaid expenses and other assets	199,792
3,150,608
Long Term Assets
Accounts receivable - non-current, net	50,427

Property and Equipment, net	292,338

Intangible asset, Net	70,072

Deferred compensation	75,573

Goodwill	607,816

$4,246,834

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	$2,006,846
Accrued liabilities	296,028
Unsecured convertible notes payable	2,883,500
Notes payable to related parties and stockholders	1,059,098
6,245,472

Notes Payable to Related Party and Stockholders, net of current portion	313,618

Minority Interest	675,051

Commitments and Contingencies

Stockholders’ Deficit
Preferred shares; par value $0.001 per share; authorized 5,000,000 shares; no preferred shares issued or outstanding	-

Common shares; par value $0.001 per share; 150,000,000 shares authorized, 64,796,743 common shares issued and outstanding	64,796

Treasury stock at cost, 10,858,658 shares	(10,858)

Additional paid-in capital, net	18,926,662

Accumulated deficit	(21,967,907)

Stockholders’ deficit	(2,987,307)

$4,246,834

F-1	The accompanying notes are an integral part of the consolidated financial statements.

ASSURED PHARMACY, INC AND SUBSIDIARIES (formerly known as eRxsys, Inc.) CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended September 30		Nine Months Ended September 30
	2007	2006	2007	2006

SALES	$3,676,798	$2,310,248	$9,716,372	$5,720,869

COST OF SALES	2,826,026	1,719,320	7,287,141	4,310,959

GROSS PROFIT	850,772	590,928	2,429,231	1,409,910

OPERATING EXPENSES
Salaries and related expenses	654,326	500,382	1,948,442	1,580,847
Consulting and other compensation	224,650	384,218	672,285	1,210,918
Selling, general and administrative	526,742	542,363	1,569,023	1,508,646
TOTAL OPERATING EXPENSES	1,405,718	1,426,963	4,189,750	4,300,411

LOSS FROM OPERATIONS	(554,946)	(836,035)	(1,760,519)	(2,890,501)

OTHER EXPENSES
Interest expense	(162,496)	(35,738)	(455,009)	(113,726)
Other expense	(111)	(71,404)	(111)	(95,670)
TOTAL OTHER EXPENSES	(162,607)	(107,142)	(455,120)	(209,396)

LOSS BEFORE MINORITY INTEREST	(717,553)	(943,177)	(2,215,639)	(3,099,897)
MINORITY INTEREST	(4,632)	(37,908)	(16,892)	(45,086)

NET LOSS	$(722,185)	$(981,085)	$(2,232,531)	$(3,144,983)

Basic and diluted loss per common share	$(0.01)	$(0.02)	$(0.04)	$(0.06)

Basic and diluted weighted average number of common
shares outstanding	54,510,539	51,605,167	54,541,131	48,702,702

The accompanying notes are an integral part of the consolidated financial statements.	F-2

ASSURED PHARMACY, INC AND SUBSIDIARIES (formerly known as eRxsys, Inc.) CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	NINE MONTHS ENDED SEPTEMBER 30
	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,232,531)	$(3,144,983)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property and equipment	131,817	87,083
Amortization of debt discount	349,895	-
Amortization of deferred consulting fees	362,622	891,364
Issuance of common stock for services	-	7,000
Minority interest in net income /(loss) of joint venture	16,892	57,087
Issuance of common stock and options for director services	120,000	-
Return of common stock due to termination of contract	(70,000)	-
Provision for doubtful accounts	-	45,000
Changes in operating assets and liabilities:
Accounts receivable	(855,772)	(650,233)
Inventories	(486,634)	(134,464)
Prepaid expenses and other current assets	(28,621)	(126,043)
Accounts payable and accrued liabilities	1,234,075	251,425

Net cash used in operating activities	(1,458,257)	(2,716,764)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(51,286)	(79,751)
Advance on purchase of company	-
Purchase of minority interest	-
Net cash used in investing activities	(51,286)	(79,751)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from line of credit
Proceeds from the issuance of notes payable	100,000	-
Proceeds from the issuance of notes payable to related parties and shareholders	468,000	615,000
Principal repayments on line of credit	-	(200,000)
Principal repayments on notes payable to related parties and shareholders	(182,277)	(136,906)
Proceeds from issuance of common stock	-	1,775,292
Proceeds from issuance of convertible debentures	925,000	800,000
Net cash provided by financing activities	1,310,723	2,853,386

Net decrease in cash	(198,820)	56,871

Cash at beginning of period	466,404	356,641

Cash at end of period	$267,584	$413,512

Supplemental disclosure of cash flow information-
Cash paid during the period for:

Interest	$-	$104,683

Income taxes	$830	$1,630

NON-CASH INVESTING AND FINANCING ACTIVITIES :
Conversion of notes payable to common stock	$-	$425,000
Conversion of accrued interest in to notes payable	$-	$8,135
Issuance of common stock for services rendered	$155,000	$739,500
Issuance of common stock in lieu of debenture note interest	$135,000	$-
Return of common stock due to termination of contract	$(70,000)	$-

F-3	The accompanying notes are an integral part of the consolidated financial statements.

ASSURED PHARMACY, INC. AND SUBSIDIARIES
FORMERLY KNOWN AS eRXSYS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007

1. ORGANIZATION AND BASIS OF PRESENTATION

A. Organization:

Assured Pharmacy, Inc. (“Assured Pharmacy” or the “Company”) was organized as a Nevada corporation on October 22, 1999 under the name Surforama.com, Inc. and previously operated under the name eRXSYS, Inc. The Company is engaged in the business of operating specialty pharmacies that primarily dispense highly regulated pain medication. During 2006, the Company expanded its business beyond pain management to service customers that require prescriptions to treat cancer, psychiatric, and neurological conditions. The Company offers physicians the ability to electronically transmit prescriptions to its pharmacies. The Company derives its revenue primarily from the sale of prescription drugs and does not keep in inventory non-prescription drugs or health and beauty related products inventoried at traditional pharmacies. The majority of the Company’s business is derived from repeat business from its customers. “Walk-in” prescriptions from physicians are limited.

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

We anticipate opening two more pharmacies, one in Las Vegas, Nevada and other in Lomita, California. We have executed lease agreements for both these locations. Pharmacy operations are expected to commence in Las Vegas, Nevada in November 2007 and in Lomita, California before the end of 2007.

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
SEPTEMBER 30, 2007

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

Agreement with TAPG, L.L.C.

In February 2004, we entered into an agreement (the “Agreement”) with TAPG, L.L.C. (“TAPG”), a Louisiana limited liability company, and formed Safescript Northwest, Inc. (“Safescript Northwest”), a Louisiana corporation. Safescript Northwest was formed to establish and operate up to five pharmacies. Effective August 19, 2004, Safescript Northwest filed amended articles of incorporation and changed its name to Assured Pharmacies Northwest, Inc. (“APN”). We initially owned 75% of APN, while TAPG owned the remaining 25%. In accordance with our shareholders agreement with TAPG, TAPG will provide start-up costs in the amount of $335,000 per pharmacy location established not to exceed five pharmacies. Under the terms of the agreement with TAPG, our contribution to establish pharmacies primarily consisted of the right to utilize our intellectual property rights and to provide sales and marketing services.

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
SEPTEMBER 30, 2007

1. ORGANIZATION AND BASIS OF PRESENTATION (continued)

Agreement with TAPG, L.L.C. (continued)

$145,000 to satisfy their full contribution. We and APN requested that TAPG provide the $150,787 balance of its full capital contribution. TAPG is also obligated to contribute their proportionate share of the start-up costs in excess of their initial capital contribution of $335,000 per pharmacy. The Agreement defines startup costs as any costs associated with the opening of any open pharmacy location that accrue within one hundred eighty days following the opening of that particular pharmacy.

Following the start-up period, we advanced interest-free loans to sustain operations at the pharmacies operated by APN. On March 6, 2006, these loans were converted into APN capital stock. Following the conversion of this debt into equity, we increased our ownership interest in APN from 75% to 94.8% . TAPG owns the remaining 5.2% interest.

License Agreement with Network Technology, Inc. (“RxNT”)

On March 15, 2004, we entered into a technology license agreement (“Technology License”) with Network Technology, Inc. (“RxNT”). The Technology License grants us the right to use RxNT’s prescribing technology under the brand name “Assured Script” and enables us to accept prescriptions electronically transmitted to our pharmacies. Pursuant to the Technology License agreement, we paid RxNT a licensing fee of $100,000 and are also responsible for paying RxNT a royalty equal to twenty five percent (25%) of the gross profit from sales of the “Assured Script” product, which refers to the licensed products and technology set forth in the Technology License and not prescription drug sales. Given that we are in the business of owning and operating pharmacies, management does not anticipate that we would make any sales of the “Assured Script” product resulting in a royalty payment to RxNT.

On March 17, 2007, we renewed this agreement for a period of three years and agreed to pay an annual license fee of $54,000.

Other Subsidiaries:

The Company’s management determined that its business could be expanded through developing arrangements with third party health plan providers to accept traditional co-payments and fill prescriptions for their members who rely upon overnight courier for delivery of their prescription. The Company’s management believes that such arrangements will broaden its consumer base and enable it to access a particular niche of consumer that receives their prescriptions exclusively via courier as opposed to patronizing traditional retail pharmacy locations. On January 3, 2006, the Company incorporated Assured Pharmacy Plus, Corp. (“Plus Corp.”) as a wholly-owned subsidiary to develop this opportunity.

Also on January 3, 2006, the Company incorporated Assured Pharmacy DME, Corp. (“DME”) as a wholly-owned subsidiary for the purpose of facilitating and making available specialized medical equipment to its consumers. The Company’s consumers who require treatment for chronic pain commonly require specialized medical equipment and/or rehabilitative equipment.

ASSURED PHARMACY, INC. AND SUBSIDIARIES
FORMERLY KNOWN AS eRXSYS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007

1. ORGANIZATION AND BASIS OF PRESENTATION (continued)

Other Subsidiaries (continued):

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

B. Basis of Presentation

The Company’s management, without audit, prepared the condensed consolidated financial statements for the three and nine months ended September 30, 2007 and 2006. The information furnished has been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial reporting. Accordingly, certain disclosures normally included in financial statements prepared in accordance with GAAP have been condensed and consolidated or omitted. In the opinion of management, all adjustments considered necessary for the fair presentation of the Company’s financial position, results of operations and cash flows have been included and are only of a normal recurring nature. The results of operations for the three and nine months ended September 30, 2007 are not necessarily indicative of the results of operations for the year ending December 31, 2007.

The consolidated financial statements include the accounts of Assured Pharmacy, Inc., its wholly-owned subsidiaries, and majority-owned subsidiaries. All inter-company accounts and transactions have been eliminated in consolidation.

These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements as of December 31, 2006, which are included in the Company’s Annual Report on Form 10-KSB that was filed with the Securities and Exchange Commission (the “SEC”) on April 2, 2007.

Going Concern Considerations

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business. As of September 30, 2007, the Company had an accumulated deficit of $21,967,907, recurring losses from operations and negative cash

ASSURED PHARMACY, INC. AND SUBSIDIARIES
FORMERLY KNOWN AS eRXSYS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007

flow from operating activities for the nine month period ended September 30, 2007 of $1,458,257. The Company also had a negative working capital of $3,165,909 as of September 30, 2007.

The Company intends to fund operations through increased sales and debt and/or equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital or other cash requirements. The Company is seeking additional funds to finance its immediate and long-term operations. The successful outcome of future financing activities cannot be determined at this time and there is no assurance that if achieved, the Company will have sufficient funds to execute its intended business plan or generate positive operating results. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments related to recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

In response to these problems, management has taken the following actions:

  The Company is expanding its revenue base beyond the pain management sector to service customers that require prescriptions to treat cancer, psychiatric, and neurological conditions.

  The Company is aggressively signing up new physicians, which will result in new patients.

  The Company is seeking investment capital. (See Note 5 for additional information).

  The Company retained additional sales personnel to attract business.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The summary of significant accounting policies presented below is designed to assist in understanding the Company’s consolidated financial statements. Such financial statements and accompanying notes are the representations of the Company’s management, who is responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America (“GAAP”) in all material respects, and have been consistently applied in preparing the accompanying consolidated financial statements.

Principles of Consolidation

The consolidated financial statements for the quarter ended September 30, 2007, include the accounts of the Company’s 94.8% ownership interest in APN. In accordance with the joint venture agreement, the minority partner does not have participation rights that allow them to block decisions proposed by the Company. The minority joint venture has given the Company the ability to control all daily operations and management of the joint venture; therefore, the Company has consolidated the joint venture in its financial statements. All significant inter-company accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of

ASSURED PHARMACY, INC. AND SUBSIDIARIES
FORMERLY KNOWN AS eRXSYS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Use of Estimates (continued)

contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant estimates made by management include revenue recognition, the allowance for doubtful accounts, the deferred tax asset valuation allowance, and the realization of inventories and long-lived assets. Actual results could materially differ from these estimates.

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

During the nine months ended on September 30, 2007, the Company purchased 99% of its inventory of its prescription drugs from one wholesale vendor. Management believes that the wholesale pharmaceutical and non-pharmaceutical distribution industry is highly competitive because of consolidation in the industry and the practice of certain large pharmacy chains to purchase directly from product manufacturers. Although management believes it could obtain the majority of our inventory from other distributors at competitive prices and upon competitive payment terms if our relationship with our primary wholesale drug vendor was terminated, there can be no assurance that the termination of such relationship would not adversely affect us.

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
SEPTEMBER 30, 2007

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

The Company is also impacted by the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), which mandates, among other things, the adoption of standards to enhance the efficiency and simplify the administration of the healthcare system. HIPAA requires the Department of Health and Human Services to adopt standards for electronic transactions and code sets for basic healthcare transactions such as payment and remittance advice (“transaction standards”); privacy of individually identifiable healthcare information (“privacy standards”); security and electronic signatures (“security standards”), as wells as unique identifiers for providers, employers, health plans and individuals; and enforcement. The Company is required to comply with these standards and is subject to significant civil and criminal penalties for failure to do so. Management believes the Company is in compliance with these standards. There can be no assurance, however, that future changes will not occur which the Company may not be, or may have to incur significant costs to be in compliance with new standards or regulations. Management anticipates that federal and state governments will continue to review and assess alternate healthcare delivery systems, payment methodologies and operational requirements for pharmacies. Given the continuous debate regarding the cost of healthcare services, management cannot predict with any degree of certainty what additional healthcare initiatives, if any, will be implemented or the effect any future legislation or regulation will have on the Company.

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
SEPTEMBER 30, 2007

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Accounts Receivable, non-current

The Company carries $121,472 of receivables which are over 180 days old. These receivables are primarily from Workmen’s Compensation Board of State of California (“CA Board”). These receivables are due to disputes between the claimant and the employer, with the CA Board, known as “Green Liens”. The settlement period for such Green Lien cases takes anywhere from 1 year to 5 years. The Management classified such receivables as long term assets.

Allowance for Doubtful Accounts Receivable

The Company’s receivables are from reputable insurance companies. However, management periodically reviews the collectability of accounts receivable and provides an allowance for doubtful accounts receivable as management deems necessary. For the year ended December 31, 2006, management provided approximately $177,000 towards such allowance of which $71,045 applies to the non-current receivables.

Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or estimated market, and consist primarily of pharmaceutical drugs. Market is determined by comparison with recent sales or net realizable value. Net realizable value is based on management’s forecast for sales of its products or services in the ensuing years and/or consideration and analysis of changes in customer base, product mix, payor mix, third party insurance reimbursement levels or other issues that may impact the estimated net realizable value. Management regularly reviews inventory quantities on hand and records a reserve for shrinkage and slow-moving, damaged and expired inventory, which is measured as the difference between the inventory cost and the estimated market value based on management’s assumptions about market conditions and future demand for its products. No reserves were provided at September 30, 2007 and 2006, respectively, as the reserves were insignificant to the accompanying financial statements. Should the demand for the Company’s products prove to be less than anticipated, the ultimate net realizable value of its inventories could be substantially less than reflected in the accompanying consolidated balance sheet.

Inventories are comprised of brand and generic pharmaceutical drugs. Brand drugs are purchased primarily from one wholesale vendor and generic drugs are purchased primarily from multiple wholesale vendors. The Company’s pharmacies maintain a wide variety of different drug classes, known as Schedule II, Schedule III, and Schedule IV drugs, which vary in degrees of addictiveness.

Schedule II drugs, considered narcotics by the DEA are the most addictive; hence, they are highly regulated by the DEA and are required to be segregated and secured in a separate cabinet. Schedule III and Schedule IV drugs are less addictive and are not regulated. Because the Company’s business model focuses on servicing pain management doctors and chronic pain patients, the Company carries in inventory a larger amount of Schedule II drugs than most other pharmacies. The cost in acquiring Schedule II drugs is higher than Schedule III and IV drugs.

ASSURED PHARMACY, INC. AND SUBSIDIARIES
FORMERLY KNOWN AS eRXSYS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007

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

The Company’s long-lived assets consist of computers, software, office furniture and equipment, store fixtures and leasehold improvements on pharmacy build-outs which are depreciated with useful lives varying from 3 to 10 years. Leasehold improvements are depreciated over the shorter of the useful life or the remaining lease term, typically 5 years. The Company assesses the impairment of these long-lived assets at least annually and makes adjustment accordingly.

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

Intangible Assets

Statement of Financial Accounting standard (“SFAS”) No. 142,“Goodwill and Other Intangible Assets”, addresses how intangible assets that are acquired individually or with a group of other assets should be accounted for upon their acquisition and after they have been initially recognized in the financial statements. SFAS No. 142 requires that goodwill and identifiable intangible assets that have indefinite lives not be amortized but rather be tested at least annually for impairment, and intangible assets that have finite useful lives be amortized over their estimated useful lives.

ASSURED PHARMACY, INC. AND SUBSIDIARIES
FORMERLY KNOWN AS eRXSYS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007

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

Advertising

The Company expenses the cost of advertising, including marketing and promotions, when incurred. Advertising costs for the three months ended September 30, 2007 and September 30, 2006 were $9,621 and $108,266, respectively. Advertising costs for the nine months ended September 30, 2007 and September 30, 2006 were $12,675 and $424,942, respectively. When incurred, such expenses are included in selling, general and administrative expenses.

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

The Company accounts for shipping and handling fees and costs in accordance with EITF 00-10 “Accounting for Shipping and Handling Fees and Costs.” Such fees and costs are immaterial to the Company’s operations.

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
SEPTEMBER 30, 2007

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Stock-based Employee Compensation (continued)

Prior to 2006, the Company accounted for its employee stock option plans under the intrinsic value method, in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Compensation expense related to the granting of employee stock options is recorded over the vesting period only, if, on the date of grant, the fair value of the underlying stock exceeds the option’s exercise price. The Company had adopted the disclosure-only requirements of SFAS No. 123, “Accounting for Stock-Based Compensation,” which allowed entities continue to apply the provisions of APB No. 25 for the transactions with employees and provide forma net income and pro forma income per share disclosures for employee stock grants made as if fair value based method of accounting in SFAS No. 123 had been applied to these transactions.

In the event the Company determined compensation expense of the employee stock options issued prior January 1, 2006, based on the estimated fair value of the stock options at the grant date and consistent with guidelines of SFAS 123, its net loss and loss per share would have been the same as there were no effects based on SFAS 123.

The effects of applying SFAS 123 are not necessarily representative of the impact on the results operations for future years.

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

Income Taxes

The Company accounts for income taxes under the provisions of SFAS No. 109, “Accounting for Income Taxes”. SFAS No. 109 requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or income tax returns. Under this method deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates for the year in which the differences are expected to reverse.

ASSURED PHARMACY, INC. AND SUBSIDIARIES
FORMERLY KNOWN AS eRXSYS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Fair Values of Financial Instruments

Management believes that the carrying amounts of the Company’s financial instruments, consisting primarily of cash, accounts receivable, and accounts payable and accrued liabilities approximated their fair values at September 30, 2007 and 2006, due to their short-term nature.

Management also believes that the September 30, 2007 and 2006 interest rate associated with the notes payable approximates the market interest rate for this type of debt instrument and as such, the carrying amount of the notes payable approximates its fair value.

The fair values of related party transactions are not determinable due to their related party nature.

3. NOTES PAYABLE TO RELATED PARTIES AND STOCKHOLDERS

TAPG Note

In January 2005, the Company entered into an agreement with TAPG where TAPG was to advance $270,000 in connection with establishing pharmacies in the Pacific Northwest of the United States (see Note 1). The note was to be funded by TAPG in monthly installments of $45,000 up to a maximum of $270,000. The note accrued interest at a fixed rate of 7% per annum. The note is secured by the assets of APN’s pharmacies, in which the Company holds a controlling interest. However, the Company received only $40,000 during 2005. The note matured in January 2006 and was not extended. As of September 30, 2007, the Company paid $20,000 payment on this note. The Company intends to retire the remaining balance due of $20,000.

Convertible Loans

VVPH Inc. Loans

During first quarter of 2005, the Company entered into a ninety-day note payable to VVPH Inc. for $50,000. During first quarter of 2006, the Company extended this agreement to January 31, 2007. VVPH also agreed to convert accrued interest of $1,907 to principal. The Company repaid this note fully on July 7, 2007.

On January 21, 2006, the Company entered into two (2) additional loan agreements with VVPH Inc. Under the terms of the agreements, the Company received $600,000 for a twelve (12) month term which can be extended for an additional twelve (12) month period by mutual consent. The loan has an interest rate of 15% per annum to be paid in monthly installments. In March 2007, the parties entered into a modification and extension agreement to further extend the maturity dates of these loan agreements to January 2008 and modify the interest rates on these loans to 12% per annum. At September 30, 2007, the Company has repaid $100,000 on this loan.

On May 2, 2007, the Company entered into additional loan agreement with VVPH Inc. Under the terms of this loan agreement, the Company received $75,000 for a twelve (12) month terms which can be extended

ASSURED PHARMACY, INC. AND SUBSIDIARIES
FORMERLY KNOWN AS eRXSYS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007

for an additional twelve (12) month period by mutual consent. The loan has interest rate of 12% per annum to be paid in monthly installments.

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

As of September 30, 2007, the Company owes $606,457 inclusive of interest on these notes.

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

Pursuant to the terms of this agreement, Brockington has a continuing conversion right during the term to convert all or a portion of the then outstanding amount of the obligations into a number of shares of the Company’s common stock determined at a conversion price equal to the rolling seven (7) trading day weighted average closing bid price for the Common Stock on the OTC:BB (or such other equivalent market on which the Common Stock is quoted) calculated as of the trading day immediately preceding the date the Conversion Right is exercised. The Conversion Price shall not be less than $0.40 or more than $0.80. Brockington shall be entitled to piggyback registration rights upon exercise of this conversion right. As of September 30, 2007, the Company owes $98,017, inclusive of interest on this note..

On August 1, 2007, the Company entered into an additional loan agreement with Brockington Securities Inc. (“Brockington”). Under the terms of this agreement the Company received $50,000 for a twelve (12) month term which can be extended for an additional twelve (12) month period by mutual consent. The loan has an interest rate of 12% per annum to be paid in monthly installments.

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

As of September 30, 2007, the Company owes $51,000, inclusive of interest on this note.

ASSURED PHARMACY, INC. AND SUBSIDIARIES
FORMERLY KNOWN AS eRXSYS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007

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

As of September 30, 2007, the Company owes $25,919, inclusive of interest on this note.

On August 1, 2007, the Company entered into another loan agreement with Mr. Haresh C. Sheth, the Company’s Chief Financial Officer and a member of its board of directors. Under the terms of this agreement, the Company received $25,000 for a twelve (12) month term which can be extended for an additional twelve (12) month period by mutual consent. The loan has interest rate of 12% per annum to be paid in monthly installments.

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

As of September 30, 2007, the Company owes $25,500, inclusive of interest on this note.

Woodfield Capital Services Inc.

On July 10, 2007, the Company entered into a loan agreement with Woodfield Capital Services Inc. Under the terms of this agreement, the Company received $150,000 for a twelve (12) month term at an interest rate of 12% per annum, with interest payable on a monthly basis. Woodfield Capital Services, Inc. is a related party to this transaction, as its President is an officer and director of the Company.

Pursuant to the terms of this agreement, Woodfield Capital Services Inc. has a continuing conversion right during the term to convert all or a portion of the then outstanding amount of the obligations into a number of shares of the Company’s common stock determined at a conversion price equal to the rolling seven (7)

ASSURED PHARMACY, INC. AND SUBSIDIARIES
FORMERLY KNOWN AS eRXSYS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007

trading day weighted average closing bid price for the Common Stock on the OTC:BB (or such other equivalent market on which the Common Stock is quoted) calculated as of the trading day immediately preceding the date the Conversion Right is exercised. The Conversion Price shall not be less than $0.40 or more than $0.80. Woodfield Capital Services Inc. shall be entitled to piggyback registration rights upon exercise of this conversion right.

As of September 30, 2007, the Company owes $154,084 inclusive of interest on this note.

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

In view of a Waiver and Release agreement entered in to with a consultant, in February 2007, the Company cancelled and returned 250,000 shares valued at $70,000 (Valued at the consideration value for the issue of shares). As a result of cancellation of these shares the Company debited common stock and additional paid in capital for $250 and $ 69,750 respectively and credited consulting expenses for $70,000.

4A. DEFERRED COMPENSATION

For the three months and nine months ended September 30, 2007, the Company amortized $91,582, and $362,622 respectively, as deferred compensation leaving a balance of $75,573 of deferred compensation at September 30, 2007 to be amortized over the remaining lives of such consulting contracts.

5. UNSECURED CONVERTIBLE DEBENTURE NOTES

During the three months ended September 30, 2007, the Company raised $325,000 by issuing a one-year unsecured convertible debenture (“Debenture”) carrying an interest rate of 18% per annum. The Debenture provides that all the interest is payable solely in the shares of the Company’s common stock on the issuance date.

ASSURED PHARMACY, INC. AND SUBSIDIARIES
FORMERLY KNOWN AS eRXSYS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007

The number of shares to be issued in payment of the interest is to be calculated based upon average closing price for the Company’s common stock on NASD OTCBB for the five (5) consecutive trading days preceding the issuance date. The Company issued 165,627 shares of restricted common stock to pay the total interest of $45,000 on debentures worth $ 250,000. Interest expense was $11,250 and $12,750 for the three and nine months ended September 30, 2007 and $32,250 is included in prepaid expenses and other assets on the balance sheet. Shares for the interest on new debentures worth $175,000 are yet to be issued.

The Company is obligated to issue further 128,380 shares of common stock as payment of interest on the Debenture. The Debenture holders have the right to convert their Debenture into fully paid non-assessable shares of common stock at $0.40 and Common Stock Purchase Warrants to purchase one (1) share of restricted common stock at an exercise price of $0.60 exercisable for two (2) years after the conversion date and to purchase one (1) share of restricted common stock at an exercise price of $0.80 exercisable for three (3) years after the conversion date.

The Company extended the maturity dates of $800,000 worth of debentures, which were due to expire by September 30, 2007. The extension is for a period of thirty days or more at the option of the Company. As per the terms of extension, the interest and prinicipal amount of debentures may be repaid in cash or in stock at the option of the Company.

6. COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company occupies buildings and retail space under operating lease agreements expiring on various dates through January 2012 with monthly payments ranging from approximately $1,400 to $2,800.

Certain leases include future rental escalations and renewal options.

As of September 30, 2007, future minimum payments under operating leases approximated the following:

For the year ending
December 31, 2007
2007	$34,913
2008	$222,120
2009	$135,113
2010	$75,732
2011	$60,802
Thereafter	$15,786
$544,466

ASSURED PHARMACY, INC. AND SUBSIDIARIES
FORMERLY KNOWN AS eRXSYS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007

Total rent expense for the nine months ended September 30, 2007 and September 30, 2006 was $176,588 and $138,147 respectively.

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

8. LOSS PER COMMON SHARE

The following is a reconciliation of the numerators and denominators of the basic and diluted loss per common share computations for the nine months September 30, 2007 and 2006:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Numerator for basic and diluted loss
per common share:
Net loss to common stockholders	($722,185)	($981,085)	($2,232,531)	($3,144,983)

Denominator for basic and diluted
loss per common share:
Weighted average number of shares
outstanding	54,510,539	51,605,167	54,541,131	48,702,702

Basic and diluted loss per common
share	($0.01)	($0.02)	($0.04)	($0.06)

ASSURED PHARMACY, INC. AND SUBSIDIARIES
FORMERLY KNOWN AS eRXSYS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007

9. INCOME TAXES

Due to losses incurred for the three and nine months ended September 30, 2007 and 2006, there is no current provision for income taxes.

10. SUBSEQUENT EVENTS:

On October 23, 2007, the Company entered into a loan agreement with Mr. Haresh C. Sheth Under the terms of this agreement, the Company received $50,000 for a twelve (12) month term at an interest rate of 12% per annum, with interest payable on a monthly basis.

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

On October 23, 2007, the Company entered into a loan agreement with VVPH. Under the terms of this agreement, the Company received $75,000 for a twelve (12) month term at an interest rate of 12% per annum, with interest payable on a monthly basis. VVPH is a related party to this transaction, as its President is an officer and director of the Company.

Pursuant to the terms of this agreement, VVPH has a continuing conversion right during the term to convert all or a portion of the then outstanding amount of the obligations into a number of shares of the Company’s common stock determined at a conversion price equal to the rolling seven (7) trading day weighted average closing bid price for the Common Stock on the OTC:BB (or such other equivalent market on which the Common Stock is quoted) calculated as of the trading day immediately preceding the date the Conversion Right is exercised. The Conversion Price shall not be less than $0.40 or more than $0.80. VVPH shall be entitled to piggyback registration rights upon exercise of this conversion right.

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

Business Description

We currently have six operating pharmacies. As a result of the growth in our business and improvement in our operations, our management is seeking to expand our business by establishing additional pharmacies which are wholly-owned. Our management anticipates opening two additional wholly-owned pharmacies during 2007, and we are seeking to open ten additional wholly-owned pharmacies during 2008. Opening new pharmacies, however, will require additional funding from external sources. We have executed a lease for our seventh pharmacy in Las Vegas, Nevada and anticipate commencing operations at this location in November 2007. In August 2007, we executed a lease for our eighth pharmacy in Lomita, California. We anticipate that operations at the Lomita location will commence prior to the end of 2007. We are currently considering future locations within or in close proximity to medical facilities located in major metropolitan areas in Arizona, California, Nevada, Oregon, Texas, and Washington.

Our pharmacies have principally specialized in dispensing highly regulated pain medication for acute chronic pain management. During 2006, we expanded the reach of our business beyond pain management to service customers that require prescriptions to treat cancer, psychiatric, and neurological conditions. Our management attributes the recent growth in our business in part to our being able to fill prescriptions that can accommodate a broader range of customers.

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

In an attempt to further expand our business and improve our marketing plan, we retained the marketing firm of Rainmaker & Sun Integrated Marketing, Inc. (“Rainmaker”). With the assistance of Rainmaker, we launched a new marketing campaign in July 2006 which consisted primarily of print advertisements in newspaper inserts, on billboards, bus shelter displays and in direct mailings targeted to consumers in the Seattle, Washington and Los Angeles, California test markets. These marketing efforts did not reach the level of success anticipated by management. Our management decided to discontinue these marketing efforts in favor of increasing our sales force because the efforts of our sales personnel have produced the greatest success in significantly increasing our business. Based upon the success of our sales personnel, our management has committed to staffing each pharmacy with its own sales person who will be exclusively responsible for generating sales. Our management anticipates that this staffing model will continue to have a positive material impact on our operations.

The table set forth below summarizes the number of prescriptions filled by our six operating pharmacies during the three and nine months ended September 30, 2007 and 2006.

	Three months ended	Three months ended	Nine months ended	Nine months ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006
Total Number	26,403	14,816	68,421	38,229
of Prescriptions
Average Prescriptions	2,031	1,140	1,754	980
Per Week

Our second pharmacy established in Portland, Oregon commenced operations on June 21, 2006 and generated minimal prescription sales during the period ended September 30, 2006. Our sixth pharmacy established in Gresham, Oregon began filling prescriptions during the three months ended March 31, 2007. Excluding the prescriptions filled at these pharmacies and based upon only our four pharmacies which had active operations during the three and nine months ended September 30, 2007 and 2006 the total number of prescriptions filled at our pharmacies for the three months ended September 30, 2007 increased to 19,776 which is approximately a 40% increase from the 14,101 total prescriptions filled at these same four pharmacies during the three months ended September 30, 2006. The total number of prescriptions filled at these same four pharmacies for the three months ended September 30, 2007 increased by approximately 8% from the 18,329 total prescriptions filled at the same four pharmacies in the prior three months ended June 30, 2007. These same four pharmacies filled 54,540 prescriptions during the nine months ended September 30, 2007, which is a 45% increase from the 37,514 total prescriptions filled at these same four pharmacies during the nine months ended September 30, 2006. Our management primarily credits the increases in our business to the efforts of additional sales personnel added during the reporting period and the expanded reach of our business beyond pain management.

During 2006, we implemented a monthly call program where our pharmacies contact each recurring patient directly on a monthly basis to ensure that the patient has experienced no complications with the prescribed medication and to inquire into whether the patient needs the prescription refilled. At the time of each monthly call, our pharmacies also inquire into whether other members of the household also need a prescription refilled. Our management believes that the monthly call program has enhanced consumer loyalty and will continue to increase the total number of prescriptions filled at our pharmacies.

On an ongoing basis, our management is evaluating our operations and seeking additional opportunities to expand our business. During the fiscal quarter ended March 31, 2006, we established a working relationship with a specialty compounding pharmacy, which enabled our pharmacies to fill prescriptions for custom compounded drugs. Since this time, we established a relationship with another compound drug provider to increase our available inventory of compounded drugs. Pharmaceutical compounding is the combining, mixing, or altering of ingredients to create a customized medication for an individual patient in response to a licensed physician’s prescription. Physicians often prescribe compounded medications for reasons that include situations where there is not presently a commercially available drug to treat the unique health condition of an individual patient or to combine several medications the patient is taking to increase compliance. Custom compounded drugs can offer additional means of treating chronic pain. We anticipate that our ability to fill prescriptions for custom compounded drugs will expand our business and enable us to better service patients who require treatment for chronic pain management. During the three months ended September 30, 2007, we filled 157 prescriptions for custom compounded drugs with an associated gross profit margin of 68%. Our management is committed to expanding the sales of compounded drugs due to the higher associated gross profit margin relative to other non-compounded drugs including generic brands.

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

Our revenue generated from the operations of Plus Corp. and DME for the three and nine months ended September 30, 2007 has been relatively insignificant to our business. To date, our management has not advanced these opportunities because our resources are currently being devoted to expanding the sales of compounded drugs, focusing on the establishment of additional pharmacies, and growth within our existing pharmacy locations. Our management anticipates focusing more on these opportunities during 2008 or at such time that allocating resources to these opportunities is in our best interest.

Results of Operations for the three and nine months ended September 30, 2007 and 2006

Sales

Our total revenue reported for the three months ended September 30, 2007 was $3,676,798, a 59% increase from $2,310,248 for the three months ended September 30, 2006 and an 11% increase from the prior three month period ended June 30, 2007. Our total revenue reported for the nine months ended September 30, 2007 was $9,716,372, an approximate 70% increase from $5,720,869 for the nine months ended September 30, 2006.

Our revenue for the three and nine months ended September 30, 2007 and 2006 was generated almost exclusively from the sale of prescription drugs. We generated more revenue in the three months ended September 30, 2007 than in any other quarterly period since our inception.

The table set forth below shows our total reported gross revenue generated for each quarterly period during fiscal 2005, 2006, and 2007:

	2005	2006	2007
Quarterly Period Ended March 31	$648,402	$1,515,645	$2,733,683
Quarterly Period Ended September 30	$789,404	$1,894,976	$3,305,891
Quarterly Period Ended September 30	$980,181	$2,310,248	$3,676,798
Quarterly Period Ended December 31	$1,418,749	$2,176,249	-

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

Cost of Sales

The total cost of sales for the three months ended September 30, 2007 was $2,826,026, a 64% increase from $1,719,320 for the three months ended September 30, 2006. For the nine months ended September 30, 2007, the total cost of sales increased 69% to $7,287,141, from $4,310,959 for the nine months ended September 30, 2006. The cost of sales consists primarily of the pharmaceuticals. The increase in the cost of sales is primarily attributable to the increased sales in the reporting period.

Gross Profit

Gross profit increased to $850,772, or approximately 23% of sales, for the three months ended September 30, 2007, as compared to gross profit of $590,928, or approximately 25% of sales for the three months ended September 30, 2006. The decrease in our gross profit percentages for the three months ended September 30, 2007 when compared to the same reporting period in the prior fiscal year is primarily attributable to a change in legislation affecting our California pharmacies resulting in lower profits on reimbursements for prescriptions related to workers compensation claims.

Gross profit increased to $2,429,231, or approximately 25% of sales, for the nine months ended September 30, 2007, as compared to gross profit of $1,409,910, or approximately 25% of sales for the nine months ended September 30, 2006. There has been no change in our gross profit percentage for the nine months ended September 30, 2007 when compared to the same reporting period in the prior fiscal year. Increase in gross profit is primararily due to increase in sales volume.

Operating Expenses

Operating expenses for the three months ended September 30, 2007 were $1,405,718, a 1% decrease from $1,426,963 for the three months ended September 30, 2006. Our operating expenses for the three months ended September 30, 2007 consisted of salaries and related expenses of $654,326, consulting and other compensation of $224,650, and selling, general and administrative expenses of $526,742. Our operating expenses for the three months ended September 30, 2006 consisted of salaries and related expenses of $500,382, consulting and other compensation of $384,218, and selling, general and administrative expenses of $542,363.

Operating expenses for the nine months ended September 30, 2007 were $4,189,750, a 2% decrease from $4,300,411 for the nine months ended September 30, 2006. Our operating expenses for the nine months ended September 30, 2007 consisted of salaries and related expenses of $1,948,442, consulting and other compensation of $672,285, and selling, general and administrative expenses of $1,569,023. Our operating expenses for the nine months ended September 30, 2006 consisted of salaries and related expenses of $1,580,847, consulting and other compensation of $1,210,918, and selling, general and administrative expenses of $1,508,646.

Salaries and related expenses were significantly higher in the three and nine months ended September 30, 2007 when compared to the three and nine months ended September 30, 2006 primarily attributable to retaining additional personnel to adequately staff our second location in Portland, Oregon which we opened in June 2006 and our Gresham, Oregon location which opened in January 2007. The decrease in consulting and other compensation for the three and nine months ended September 30, 2007, when compared to the three and nine months ended September 30, 2006, is primarily attributable a reduction in the number of consultants retained during the reporting period. The increase in selling, general and administrative expenses for the nine months ended September 30, 2007, as compared to the same reporting period in the prior year was primarily a result of granting to outside members of our board of directors common stock valued at $120,000 during the first quarter of 2007.

Other Expenses

During the three months ended September 30, 2007, we reported other expenses in the amount of $162,607, compared to $107,142 for the three months ended September 30, 2006.

During the nine months ended September 30, 2007, we reported other expenses in the amount of $455,120, compared to $209,396 for the nine months ended September 30, 2006.

Other expenses reported during the three and nine months ended September 30, 2007 consisted almost entirely of interest expense which was incurred in connection with our acquisition of 49% of the ownership interest in Assured Pharmacies Inc. and interest on convertible debentures issued in a private offering. Interest expense for the three and nine months ended September 30, 2006 was incurred on financing from related parties. The increase in other expenses is primarily due to interest expense attributable to the issuance of convertible debentures.

Net Loss

Net loss for the three months ended September 30, 2007 was $722,185, a 26% decrease from the net loss of $981,085 for the three months ended September 30, 2006. Net loss for the nine months ended September 30, 2007 was $2,232,531, a 29% decrease from the net loss of $3,144,983 for the nine months ended September 30, 2006. The decrease in our net loss was primarily attributable to increased gross profit and lower operating expenses during the reporting periods. When comparing the three months ended September 30, 2007 to the same reporting period in the prior year, we were able to increase gross profit by approximately 44% while simultaneously reducing operating expenses by 1%. When comparing the nine months ended September 30, 2007 to the same reporting period in the prior year, we were able to increase gross profit by approximately 72% while simultaneously reducing operating expenses by 2%. Our management believes that this is a favorable trend toward profitability.

Our loss per common share for the three months ended September 30, 2007 was $0.01, compared to a loss per common shares of $0.02 for the three months ended September 30, 2006.

Our loss per common share for the nine months ended September 30, 2007 was $0.04, compared to a loss per common shares of $0.06 for the nine months ended September 30, 2006.

Liquidity and Capital Resources

As of September 30, 2007, we had $267,584 in cash. As of September 30, 2007, we had current assets in the amount of $3,150,608 and current liabilities in the amount of $6,245,472 resulting in a working capital deficit of $3,094,864.

Operating activities used $1,458,257 in cash for the nine months ended September 30, 2007, as compared to $2,716,764 for the same period last year. Our net loss of $2,232,531 was the primary reason for our negative operating cash flow. In addition, our accounts receivable increased by $855,772 and inventories increased by $486,634 mainly due to increased sales and additional operations. Investing activities during the nine months ended September 30, 2007 used $51,288 for the purchase of property and equipment. Net cash flows provided by financing activities during the nine months ended September 30, 2007 was $1,310,723 due primarily to the $925,000 we received from as proceeds from the issue of convertible notes and $568,000 from notes issued to related parties during the reporting period.

At September 30, 2007, convertible notes in the aggregate principal amount of $800,000 were past due. An additional $1,158,500 principal amount of convertible notes will become due prior to December 31, 2007. In order for us to finance operations, continue our growth plan and service our existing debt (including the repayment of the convertible notes), additional funding will be required from external sources. We intend to fund operations through increased sales and debt and/or equity financing arrangements, which may be insufficient to fund our capital expenditures, working capital, or other cash requirements for the next twelve months. Our management anticipates that its financing efforts will result in sufficient funds to finance our operations beyond the next twelve months, but there can be no assurance that such additional financing will be available to us on acceptable terms, or at all.

Off Balance Sheet Arrangements

As of September 30, 2007, there were no off balance sheet arrangements.

Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business. As of September 30, 2007, we had an accumulated deficit of $21,967,907, recurring losses from operations and negative cash flow from operating activities of $1,458,257 for the nine months ended September 30, 2007. We also had a negative working capital of $3,094,864 as of September 30, 2007.

We intend to fund operations through increased sales and debt and/or equity financing arrangements, which may be insufficient to fund capital expenditures, working capital or other cash requirements for the next twelve months. We intend to seek additional funds to finance our long-term operations. The successful outcome of future financing activities cannot be determined at this time and there is no assurance that if achieved, we will have sufficient funds to execute our intended business plan or generate positive operating results.

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

  We are seeking investment capital.

  We retained additional sales personnel to attract business.

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

Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or estimated market, and consist primarily of pharmaceutical drugs. Market is determined by comparison with recent sales or net realizable value. Net realizable value is based on management’s forecast for sales of its products or services in the ensuing years and/or consideration and analysis of changes in customer base, product mix, payor mix, third party insurance reimbursement levels or other issues that may impact the estimated net realizable value. Management regularly reviews inventory quantities on hand and records a reserve for shrinkage and slow-moving, damaged and expired inventory, which is measured as the difference between the inventory cost and the estimated market value based on management’s assumptions about market conditions and future demand for its products. No reserves were provided at September 30, 2007 and 2006, respectively, as the reserves were insignificant to the accompanying financial statements. Should the demand for the our products prove to be less than anticipated, the ultimate net realizable value of our inventories could be substantially less than reflected in the accompanying consolidated balance sheet.

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

Intangible Assets

Statement of Financial Accounting standard (“SFAS”) No. 142,“Goodwill and Other Intangible Assets”, addresses how intangible assets that are acquired individually or with a group of other assets should be accounted for upon their acquisition and after they have been initially recognized in the financial statements. SFAS No. 142 requires that goodwill and identifiable intangible assets that have indefinite lives not be amortized but rather be tested at least annually for impairment, and intangible assets that have finite useful lives be amortized over their estimated useful lives.

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

Item 3. Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2007. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer, Mr. Robert DelVecchio, and our Chief Financial Officer, Mr. Haresh Sheth. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2007, our disclosure controls and procedures are of limited effectiveness. There have been no changes in our internal controls over financial reporting during the quarter ended September 30, 2007.

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

During the three months ended September 30, 2007, we issued a one-year unsecured convertible debenture (“Debenture”) carrying an interest rate of 18% per annum and raised total proceeds of $325,000. The Debenture provides that all the interest is payable solely in the shares of our common stock on the issuance date. The number of shares issued as interest was calculated based upon average closing price for our common stock on NASD OTCBB for the five (5) consecutive trading days preceding the issuance date. We are obligated to issue 165,627 shares of common stock as payment of total interest on the Debenture. The Debenture holders have the right to convert their Debenture into fully paid non-assessable shares of our common stock at $0.40. Upon any conversion of the Debentures, the debenture holders will also be issued Common Stock Purchase Class A Warrants to purchase one (1) share of restricted common stock at an exercise price of $0.60 exercisable for two (2) years after the conversion date and Common Stock Purchase Class B Warrants to purchase one (1) share of restricted common stock at an exercise price of $0.80 exercisable for three (3) years. One Class A Warrant and one Class B Warrant will be issued for each two shares of common stock issued upon conversion of the Debentures. The Debenture and the shares issued as interest were issued pursuant to Section 4(2) of the Securities Act of 1933. We did not engage in any general solicitation or advertising. The stock certificates when issued will have the appropriate legends affixed to the restricted stock.

Item 3.    Defaults upon Senior Securities

At September 30, 2007, convertible notes in the aggregate principal amount of $800,000 were past due.

Item 4.    Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended September 30, 2007.

Item 5.    Other Information

None

Item 6.    Exhibits

Exhibit	Description of Exhibit
Number
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Assured Pharmacy, Inc.

Date:	November 14, 2007

	By:	/s/ Robert DelVecchio
Robert DelVecchio
	Title:	Chief Executive Officer and Director