Form 10KSB
period 2007-12-31
Assured Pharmacy, Inc.
filed 2008-03-31
CIK 1100592

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2007

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to __________

Commission file number: 000-33165

ASSURED PHARMACY, INC.
(Exact name of registrant as specified in its charter)

Nevada	98-0233878
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

17935 Sky Park Circle, Suite F
Irvine, California 92624
(Address of principal executive offices)

(949) 222-9971
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act: Common Stock, $0.001 par value

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]  No [   ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [   ]  No [X]

State issuer’s revenues for its most recent fiscal year: $13,923,487.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. As of March 13, 2008: $5,439,849 shares at $0.12 per share).

State the number of shares outstanding of each of the registrant's classes of common equity, as of the latest practicable date: 54,263,085 shares of common stock issued and outstanding as of March 13, 2008.

PART I

ITEM 1 - DESCRIPTION OF BUSINESS

          This Annual Report on Form 10-KSB (including the section regarding Management's Discussion and Analysis of Financial Condition and Results of Operations) contains forward-looking statements regarding our business, financial condition, results of operations and prospects. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions or variations of such words are intended to identify forward-looking statements, but are not deemed to represent an all-inclusive means of identifying forward-looking statements as denoted in this Annual Report on Form 10-KSB. Additionally, statements concerning future matters are forward-looking statements.

          Although forward-looking statements in this Annual Report on Form 10-KSB reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those specifically addressed under the heading “Risks Related to Our Business” below, as well as those discussed elsewhere in this Annual Report on Form 10-KSB. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report on Form 10-KSB. We file reports with the Securities and Exchange Commission (the “SEC” or “Commission”). We make available on our website under "Investors/SEC Filings,” free of charge, our annual reports on Form 10-KSB, quarterly reports on Form 10-QSB, current reports on Form 8-K and amendments to those reports as soon as reasonably practicable after we electronically file such materials with or furnish them to the SEC. Our website address is www.assuredpharmacy.com. You can also read and copy any materials we file with the SEC at the SEC's Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. You can obtain additional information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an internet site (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us.

          We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this Annual Report on Form 10-KSB. Readers are urged to carefully review and consider the various disclosures made throughout the entirety of this Annual Report, which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects.

          As used in this Annual Report, the terms “we,” “us,” “our,” and “Assured Pharmacy” mean Assured Pharmacy, Inc. and our subsidiaries unless otherwise indicated.

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

          We currently have six operating pharmacies. Our first pharmacy was opened on October 13, 2003 in Santa Ana, California. On June 10, 2004, we opened our second pharmacy in Riverside, California. These pharmacies were opened pursuant to a joint venture agreement entered into with TPG, LLC where we maintained a 51% ownership interest in these pharmacies. On December 15, 2006, we entered into a Purchase Agreement with TPG and acquired its 49% ownership in these pharmacies. As a result of this acquisition, we increased our ownership interest in these pharmacies to 100%. We opened our third pharmacy in Kirkland, Washington on August 11, 2004. Our fourth pharmacy was opened in Portland, Oregon on September 21, 2004. On June 21, 2006, we opened our fifth pharmacy also located in Portland, Oregon. The pharmacies located in Kirkland and Portland were opened pursuant to a joint venture agreement with TAPG LLC in which we have a 94.8% ownership interest in these pharmacies. In January 2007, we opened our sixth pharmacy in Gresham, Oregon and our third wholly-owned pharmacy. In December 2007, we opened our seventh pharmacy in Las Vegas, Nevada, but in February 2008 we consolidated our two pharmacies in Portland, Oregon into a single operation.

Agreement with TPG, L.L.C.

          On April 24, 2003, we entered into an agreement with TPG, L.L.C. (“TPG”) for the purpose of funding the establishment and operations of pharmacies. Under this agreement, TPG held the right to fund on a joint venture basis fifty pharmacies that we established. In exchange for contributing financing in the amount of $230,000 per pharmacy location, TPG would acquire a 49% ownership interest in each pharmacy established under this agreement and we would own the remaining 51%. Under the terms of the agreement with TPG, our contribution to establish pharmacies primarily consisted of the right to utilize our intellectual property rights and to provide sales and marketing services.

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

          Under this joint venture, we established our first pharmacy in Santa Ana, California and our second pharmacy in Riverside, California. On December 15, 2006, we entered into a Purchase Agreement with TPG and acquired all of its right, title and interest in 49 shares of common stock of API for $460,000 and the issuance of 50,000 shares of our common stock. The cash component of the purchase price is payable as follows:

i.	$15,000 was paid on or about December 15, 2006;

ii.	Eleven (11) consecutive monthly installments of $5,000 were paid during year ended December 31, 2007;

iii.	Fourteen (14) consecutive monthly installments of $15,000 payable on or before the 15th of each month commencing in December 2007 through January 2009; and

iv.	$180,000 payable together with interest at the rate of prime plus 2% per annum commencing from the date of the Purchase Agreement payable on or before February 15, 2009.

          As a result of this acquisition, we increased our ownership interest in API to 100% making it a wholly-owned subsidiary and consequently resulting in the termination of our joint venture with TPG.

Agreement with TAPG, L.L.C.

          In February 2004, we entered into an agreement (the “TAPG Agreement”) with TAPG, L.L.C. (“TAPG”), a Louisiana limited liability company, and formed Safescript Northwest, Inc. (“Safescript Northwest”), a Louisiana corporation. Safescript Northwest was formed to establish and operate up to five pharmacies. Effective August 19, 2004, Safescript Northwest filed amended articles of incorporation and changed its name to Assured Pharmacies Northwest, Inc. (“APN”). We initially owned 75% of APN, while TAPG owned the remaining 25%. In accordance with our shareholders agreement with TAPG, TAPG will provide start-up costs in the amount of $335,000 per pharmacy location established not to exceed five pharmacies. Under the terms of the agreement with TAPG, our contribution to establish pharmacies primarily consisted of the right to utilize our intellectual property rights and to provide sales and marketing services.

          The TAPG Agreement provides that TAPG will contribute start-up costs in the amount of $335,000 per pharmacy location established not to exceed five pharmacies. Our contribution under the TAPG Agreement consists of granting the right to utilize our intellectual property rights and to provide sales and marketing services. Between March and October 2004, APN received from TAPG start-up funds in the amount of $854,213 as its capital contribution for three pharmacies. This capital contribution funded the opening of a pharmacy in Kirkland, Washington in August 2004 and another pharmacy in Portland, Oregon in September 2004. Included in these monies was a partial capital contribution in the amount of $190,000 for the establishment of our second pharmacy location in Portland, Oregon. TAPG remains obligated to contribute an additional $145,000 to satisfy their full contribution. We and APN requested that TAPG provide the $150,787 balance of its full capital contribution. TAPG is also obligated to contribute their proportionate share of the start-up costs in excess of their initial capital contribution of $335,000 per pharmacy. The TAPG Agreement defines start-up costs as any costs associated with the opening of any open pharmacy location that accrue within one hundred eighty days following the opening of that particular pharmacy.

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

License Agreement with Network Technology, Inc. (“RxNT”)

          On March 15, 2004, we entered into a technology license agreement (“Technology License”) with Network Technology, Inc. (“RxNT”). The Technology License grants us the right to use RxNT’s e-prescribing technology under the brand name “Assured Script” and enables us to accept prescriptions electronically transmitted to our pharmacies. Pursuant to the terms of the Technology License, we paid RxNT a licensing fee of $100,000 and are also responsible for paying RxNT a royalty equal to twenty five percent (25%) of the gross profit from sales of the “Assured Script” product, which refers to the licensed products and technology set forth in the Technology License and not prescription drug sales. Given that we are in the business of owning and operating pharmacies, management does not anticipate that we would make any sales of the “Assured Script” product resulting in a royalty payment to RxNT.

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

Principal Suppliers

          We purchased 99% of our inventory of prescription drugs from one wholesale drug vendor during the year ended December 31, 2007. Management believes that the wholesale pharmaceutical and non-pharmaceutical distribution industry is highly competitive because of the consolidation of the pharmacy industry and the practice of certain large pharmacy chains to purchase directly from product manufacturers. Although management believes we could obtain the majority of our inventory through other distributors at competitive prices and upon competitive payment terms if our relationship with our primary wholesale drug vendor was terminated, there can be no assurance that the termination of such a relationship would not adversely affect us.

Customers and Third-Party Payors

          In fiscal 2007, nearly all of our pharmacy sales were to customers covered by health care insurance plans, which typically contract with a third-party payor such as an insurance company, a prescription benefit management company, a governmental agency, workers’ compensation, a private employer, a health maintenance organization or other managed care provider that agrees to pay for all or a portion of a customer's eligible prescription purchases. Any significant loss of third-party payor business could have a material adverse effect on our business and results of operations.

Competition

          We face intense competition with local, regional and national companies, including other drugstore chains, independently owned drugstores, mail order pharmacies and drug importation. Competition in this industry is intense primarily because national pharmacies including Walgreens and CVS Pharmacy have expanded significantly and prescription drugs are now offered at a variety of retail establishments when traditionally prescription drugs were only provided at local pharmacies. Supermarkets and discount stores now maintain retail pharmacies onsite as a part of a business plan to provide consumers with all of their retail needs at one location. Retail pharmacies such as Walgreens, CVS Pharmacy, and Rite Aid are not focused or dedicated to physicians practicing in pain management. These retail pharmacies traditionally keep in inventory non-prescription drugs, or health and beauty related products such as walking canes, bandages and shampoo. Consumers are able to have their prescriptions filled at these retail pharmacies, but typical retail pharmacies either do not keep in inventory or keep limited amounts of Class 2 drugs in inventory. As a result, the time it takes for traditional retail pharmacies to fill a prescription for Class 2 drug is extended. Because of our pain management focus, we maintain an appropriate inventory level of Class 2 drugs to meet the needs of physicians that transmit prescriptions to our pharmacies and do not keep in inventory non-prescription drugs or health and beauty related products. We do not intend to sell over-the-counter medication or fill prescriptions unrelated to chronic pain management or other similar recurring conditions at our pharmacies. We will fill prescriptions that address any side effects experienced by individuals who have health conditions that require them to be treated for chronic pain.

          Our management is unaware of any company that operates pharmacies in the United States that exclusively dispense pharmaceutical products to patients who require medication for chronic pain management or other chronic conditions.

Patents, Licenses, Trademarks, Franchises, Concessions, Royalty Agreements, or Labor Contracts

          On March 15, 2004, we entered into a technology license agreement (“Technology License”) with RxNT. The Technology License grants us the right to use RxNT’s e-prescribing technology under the brand name “Assured Script.”

          On November 9, 2004, we received trademark approval (registration number 2901258) by the United States Patent and Trademark Office for the “eRXSYS” company logo. We changed our name to Assured Pharmacy, Inc. in October 2005 and no longer utilize the trademarked “eRXSYS” logo.

          State law requires pharmacies to apply to the State Board of Pharmacy to receive a license to operate. The application process to operate a pharmacy is substantially similar among different states. The application process for a license on average takes sixty days in the state of California. In addition, each pharmacy must employ a licensed pharmacist to serve as the Pharmacist in Charge (PIC). The PIC oversees personnel and reports on the operations at a specific pharmacy. State law regulates the number of employees and clerks that can work under the supervision of one PIC. Currently, we are licensed to operate six pharmacies.

Research and Development

          We did not incur any research and development expenditures in either the fiscal year ended December 31, 2007 or December 31, 2006.

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

          OBRA 1990

          Our business is subject to various other federal and state regulations. For example, pursuant to the Omnibus Budget Reconciliation Act of 1990 (“OBRA”) and comparable state regulations, our pharmacists are required to offer counseling, without additional charge, to our customers about medication, dosage, delivery systems, common side effects and other information deemed significant by the pharmacists and may have a duty to warn customers regarding any potential adverse effects of a prescription drug if the warning could reduce or negate such effect.

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

Compliance with Environmental Laws

          During fiscal year ended December 31, 2007, we did not incur any costs in connection with the compliance with any federal, state, or local environmental laws.

Employees

          As of March 12, 2008, we have 39 employees of whom 32 are full-time employees. Our employees are not represented by labor unions or collective bargaining agreements. The classification of our full-time employees and consultant positions are broken down as follows:

Characterization of Employee’s Duties	Number of Employees	Number of Consultants

Corporate Management /	3	0
Officer
Sales / Business Development	9	0
Technology	1	0
Accounting	5	0
Pharmacist	8	0
Technicians / Pharmacy	12	0
Driver	1	0

ITEM 1A – RISK FACTORS

          An investment in our common stock involves a high degree of risk. You should carefully consider the risks described below and the other information in this prospectus before investing in our common stock. If any of the following risks occur, our business, operating results and financial condition could be seriously harmed. Due to any of these risks, you may lose all or part of your investment.

          If we do not obtain additional financing, we may be required to discontinue operations.

          As of December 31, 2007, we had cash in the amount of $408,305. During the fourth quarter of fiscal 2006 and in 2007, we received financing in private equity and debt offerings exempt from the registration requirements of the Securities Act. However, we still require additional financing to implement our business plan for the next twelve months. Our total liabilities as of December 31, 2007 were $8,229,630. Our management anticipates that our current cash on hand is insufficient for us to operate our six existing pharmacies at the current level through the end of the fiscal 2008. Our business plan calls for ongoing expenses in connection with salary expense, implementing new marketing strategies, and establishing additional pharmacies. These expenditures are anticipated to be approximately $5,000,000 for fiscal 2008. In order to continue to pursue our business plan to establish and operate additional pharmacies, we will require additional funding. If we are not able to secure additional funding, the implementation of our business plan will be delayed and our ability to expand and develop additional pharmacies will be impaired. We intend to secure additional funding through increased sales generated by our operations and additional debt or equity financing arrangements. There can be no assurance that we will be successful in raising all of the additional funding that we are seeking.

          If we are unable to support our current debt service and liabilities as they come due, we may be required to discontinue operations.

          Our business is highly leveraged, and had total debt in the amount of $8,229,630 at December 31, 2007. If we are unable to meet our debt service obligations or default on our obligations in any other way, even if we are otherwise generating positive revenue, we could lose substantially all of our business assets as well as being held liable for any deficiency in payment. The net result of such a failure would likely be the end of our business operations.

          Because we have a short operating history and a new business model, it is difficult to evaluate our future prospects and this increases the risk of your investment.

          We were incorporated in October 1999. Our Internet web site was also developed in 1999 and never made a profit. We abandoned our prior business model and acquired a new business opportunity. This new business model has not been proven successful or been tested by any other company in any respect. Accordingly, you have a limited opportunity to evaluate our business and future prospects because we have a limited operating history under our current business model. There is no certainty that future operations will be profitable. There is a risk that we will be unable to develop a broad enough customer base to conduct enough volume to pay our operating costs. A limited operating history requires frequent evaluation to improve operations and/or remedy unforeseen difficulties that may occur. If we are unable to remedy unforeseen difficulties that materialize, our ability to achieve profitable operations could be impaired. An investor should consider the risks, expenses and uncertainties of a company like ours that has only recently commenced business operations. If we are unsuccessful in addressing these risks, we will likely be required to discontinue operations.

          Because we have only recently commenced business operations, we have incurred significant operating losses.

          As we pursue our business plan, we are incurring increasing expenses and expect to do so for the foreseeable future. We incurred an operating loss in the amount of $2,609,531 for the year ended December 31, 2007, $4,196,713 for the year ended December 31, 2006 and $5,917,816 for the year ended December 31, 2005. As of December 31, 2007, we had an accumulated deficit of approximately $23,008,195 and recurring losses from operations. The term accumulated deficit means the total losses of the company over the life of the company. This differs from profitability in that profitability generally refers to profits in a defined period of time. We anticipate that we will incur increased operating expenses while we undertake our plan to establish additional pharmacies. Therefore, we expect to incur significant losses until such time that each pharmacy opened is cash flow positive. There can be no assurance that each pharmacy opened will achieve profitable operations.

          If we are unable to generate significant revenues from our operations, our business will fail.

          As we pursue our business plan, we are incurring significant expenses. We incurred operating expenses for the year ended December 31, 2007 in the amount of $5,808,779 and had gross profit of $3,199,248 on sales of $13,923,487 for the same period. We incurred operating expenses for the year ended December 31, 2006 in the amount of $5,871,564 and had gross profit of $1,674,851 on sales of $7,897,118 for such period. The success and viability of our business is contingent upon generating significant revenues from the operations of our pharmacies such that we are able to pay our operating expenses and operate our business at a profit. Currently, we are unable to generate significant revenues from our existing business to pay our operating expenses and operate at a profit. In the event that we remain unable to generate significant revenues from our pharmacies to pay our operating expenses, we will not be able to achieve profitability or continue operations. In such circumstance, you may lose all of your investment.

          Our accountants have raised substantial doubt with respect to our ability to continue as a going concern.

          As noted in our financial statements, we have only recently commenced operations. At December 31, 2007, we had an accumulated deficit of $23,008,195 and for fiscal year ended December 31, 2007 recurring losses from operations and negative cash flows from operating activities of $2,246,690. We also had negative working capital of $4,093,065 as of December 31, 2007. The audit report of Miller, Ellin & Company, LLP for the fiscal year ended December 31, 2007 contained a paragraph that emphasizes the substantial doubt as to our continuance as a going concern. This is a significant risk to investors who purchase shares of our common stock because there is an increased risk that we may not be able to generate and/or raise enough resources to remain operational for an indefinite period of time.

          The success of our business operations depends upon our ability to generate increased sales and obtain further financing to complete the successful development of our business plan and to attain profitable operations. It is not possible at this time for us to predict with assurance the outcome of these matters. If we are not able to successfully complete the development of our business plan and attain sustainable profitable operations, then we may be required to discontinue our operations.

          If we are unable to retain or motivate key personnel or hire qualified personnel, we may not be able to grow effectively and execute our business plan.

          We depend on the services of our senior management. We retained the services of Robert DelVecchio to serve as our Chief Executive Officer and Haresh Sheth to serve as our Chief Financial Officer. Our success depends on the continued efforts of Messrs. DelVecchio and Sheth. The loss of the services of either of Mr. DelVecchio or Mr. Sheth could have an adverse effect on our business, prospects, financial condition, and results of operations. As our business develops, our success is largely dependent on our ability to hire and retain highly qualified managerial, sales and technical personnel. These managerial, technical and sales personnel are generally in high demand and we may not be able to attract the staff we need at a cost that is within our operating budget. In addition, we may lose employees or consultants that we hire due to higher salaries and fees being offered by other businesses. If we do not succeed in attracting excellent personnel or retaining or motivating existing personnel, we may be unable to grow effectively and implement our business plan.

          We will not be able to compete effectively if we are unable to attract, hire and retain qualified pharmacists.

          There is a nationwide shortage of qualified pharmacists. We current employ six pharmacists, one pharmacist at each operating pharmacy. Although we have not experienced any difficulty recruiting pharmacists in the past, we may experience difficulty attracting, hiring and retaining qualified pharmacists in the future. If we are unable to attract, hire and retain enough qualified pharmacists, our business, prospects, financial condition, and results of operations could be adversely affected.

          If competition increases, our ability to attract and retain customers or expand our business could be impaired.

          We face intense competition with local, regional and national companies, including other drugstore chains, independently owned drugstores, mail order pharmacies and drug importation. Competition in this industry is intense primarily because national pharmacies including Walgreens and CVS Pharmacy have expanded significantly and prescription drugs are now offered at a variety of retail establishments when traditionally prescription drugs were only provided at local pharmacies. Supermarkets and discount stores now maintain retail pharmacies onsite as a part of a business plan to provide consumers with all of their retail needs at one location. Retail pharmacies such as Walgreens, CVS Pharmacy, and Rite Aid use proprietary and/or commercialized paperless prescription technology in their pharmacy operations. Many of these retail pharmacies rely substantially on the sale of non-prescription drugs or health and beauty related products to generate revenue. Our management is unaware of any company that operates pharmacies in the United States that exclusively dispense pharmaceutical products to patients who require medication for chronic pain management and also provide technological support to physicians to enable them to e-prescribe medication for their patients to the pharmacy. It is possible that significant competition may emerge or chain retail pharmacies will revise their business model and focus on dispensing pharmaceutical products to patients who require medication for chronic pain management. If competitors emerge and offer competing products and services that achieve greater market acceptance, our business, prospects, financial condition, and results of operations could be negatively impacted. We may not be able to effectively compete against them because our existing or potential competitors may have financial and other resources that are superior to ours. We may also fail to attract and retain consumers because they may prefer to purchase all of their consumer goods at one retail location. We cannot assure you that we will be able to continue to compete effectively in our market or increase our sales volume in response to further increased competition. In addition, we may be at a competitive disadvantage because we are more highly leveraged than our competitors. If we are unable to compete effectively with our competition, we will not be able to attract and retain business resulting in a loss of business and potential discontinuation of operations.

          Our results of operations could be materially adversely affected if we are not able to supply our pharmacies with adequate inventory.

          In the event that we are unable to maintain adequate inventory in any of our pharmacies, we could experience an interruption in our ability to service customers. During the year ended December 31, 2007, we purchased 99% of our inventory of prescription drugs from one wholesale drug vendor. Although management believes we could obtain our inventory though another distributor at competitive prices and upon competitive payment terms if our relationships with the wholesale drug vendor were terminated, there can be no assurance that the termination of such a relationship would not adversely affect our business, prospects, financial condition, and results of operations.

          Our industry is subject to substantial federal and state regulation, compliance with which can be costly and time consuming.

          The operation of pharmacies is highly regulated and there are extensive federal and state government regulations affecting companies that dispense pharmaceutical products. Each pharmacy location must be licensed by the state government. The licensing requirements vary from state to state. An additional registration certificate must be granted by the Drug Enforcement Agency, and, in some states, a separate controlled substance license must be obtained to dispense Class 2 drugs. In addition, pharmacies selling Class 2 drugs are required to maintain extensive records and often report information to state agencies. The operation of our business is contingent upon compliance with governmental regulations. In the event that a state should revoke a current pharmacy’s license or deny any potential store licenses, our future revenue could be materially impacted in a negative manner. Lastly, new government regulations cannot be predicted and our business could be adversely affected if compliance with new government regulation becomes extremely onerous.

          If some third party payors continue to restrict our ability to participate as suppliers of medication to participants in their health coverage plans, we may experience loss of business resulting in a material adverse financial impact on our financial results.

          Some third party payors. such as Health Net in California, have placed a moratorium on additional pharmacies which they will sanction as a supplier of medication to participants enrolled in the health benefit plans that they administer. The failure of third party payors to approve additional pharmacies as suppliers of medication to participants enrolled in their health benefit plans could have a material adverse financial impact on our business, prospects, financial condition, and results of operations.

          Because we are dependent on third-party payors, our business is volatile and there is an increased risk of loss of your investment.

          Nearly all of our pharmacy sales are to customers whose medications were covered by health benefit plans and other third party payors. Health benefit plans include insurance companies, governmental health programs, workers’ compensation, self-funded ERISA plans, health maintenance organizations, health indemnity insurance, and other similar plans. In general, a health benefit plan agrees to pay for all or a portion of a customer's eligible prescription purchases. Any significant loss of third-party payor business for any reason could have a material adverse effect on our business and results of operations. These third-party payors could unilaterally change how they reimburse us, without our prior approval, for the prescription drugs that we provide to their members. The passing in December 2003 of the Medicare Prescription Drug, Improvement and Modernization Act will grant a prescription drug benefit to participants. As a result of this benefit, we may be reimbursed for some prescription drugs at prices lower than our current reimbursement levels. There have been a number of recent proposals and enactments by various states to reduce Medicaid reimbursement levels in response to budget problems, some of which propose to reduce reimbursement levels in the applicable states significantly, and we expect other similar proposals in the future. If third-party payors reduce their reimbursement levels or if Medicare or state Medicaid programs cover prescription drugs at lower reimbursement levels, our margins on these sales would be reduced, and the profitability of our business and our results of operations, financial condition or cash flows could be adversely affected. Additionally, there are no guarantees that health benefit plans will contract with our pharmacies.

          If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud resulting in current and potential stockholders losing confidence in our financial reporting.

          Effective internal controls are necessary for us to provide reliable financials reports and effectively prevent fraud. If we cannot provide reliable financial reports or prevent fraud, our operating results could be harmed. We have in the past discovered, and may in the future discover, areas of our internal controls that need improvement. Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.

          Our quarterly financial results are subject to significant fluctuation, and if our future results are below the expectations of investors, the price of our common stock would likely decline.

          Our operating results have in the past and could in the future vary significantly from quarter to quarter. Our quarterly operating results are likely to be particularly effected by the number of physicians that utilize our e-scripting technology to prescribe medication for their patients and the volume of medication that they prescribe. Other factors that could affect our quarterly operating results include:

  our ability to attract new customers and retain our current customers;
  the emergence of competition;
  the amount and timing of operating expenses and capital expenditures relating to the business.

          As a result of these and other factors we believe that period-to-period comparisons of our results of operations are not meaningful and should not be relied upon as indicators of our future performance. In addition, we may be unable to accurately forecast our operating results because of our short operating history.

          Because our common stock is quoted on the OTCBB and is subject to the “Penny Stock” rules, the level of trading activity in our stock may be reduced.

          Broker-dealer practices in connection with transactions in “penny stocks” are regulated by penny stock rules adopted by the Securities and Exchange Commission. Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on some national securities exchanges or quoted on the over-the-counter bulletin board administered by the NASD). The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and, if the broker-dealer is the sole market maker, the broker-dealer must disclose this fact and the broker-dealer's presumed control over the market, and monthly account statements showing the market value of each penny stock held in the customer's account. In addition, broker-dealers who sell these securities to persons other than established customers and “accredited investors” must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. Consequently, these requirements may have the effect of reducing the level of trading activity, if any, in the secondary market for a security subject to the penny stock rules, and investors in our common stock may find it difficult to sell their shares.

ITEM 2 - PROPERTIES

          We are currently leasing our executive offices and pharmacy locations. Our executive offices are located at 17935 Sky Park Circle, Suite F, Irvine, California 92614.

          We currently operate six retail pharmacies at the following locations:

-	2431 N. Tustin Ave., Unit L, Santa Ana, California, 92705
-	7000 Indiana, Ave., Suite 112, Riverside, California, 92506
-	12071 124th Avenue NE, Kirkland, Washington, 98034
-	10196 SW Park Way, Portland, Oregon, 97225
-	520 South El Camino Real - Building 4B, Gresham, Oregon, 97030
-	801 South Rancho Drive, Suite E3A, Las Vegas, Nevada 89106

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

ITEM 3 - LEGAL PROCEEDINGS

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

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

           None.

PART II

ITEM 5 - MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

          Our common stock is currently quoted on the OTCBB, which is sponsored by the NASD. The OTCBB is a network of security dealers who buy and sell stock. The dealers are connected by a computer network that provides information on current “bids” and “asks,” as well as volume information. Our shares are quoted on the OTCBB under the symbol “APHY.”

          The following table sets forth the range of high and low bid quotations for our common stock for each of the periods indicated as reported by the OTCBB. These quotations were provided by Yahoo and reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Fiscal Year Ended December 31, 2007
Quarter Ended	High $	Low $
March 31, 2007	0.42	0.32
June 30, 2007	0.38	0.25
September 30, 2007	0.32	0.22
December 31, 2007	0.31	0.16

Fiscal Year Ended December 31, 2006
Quarter Ended	High $	Low $
March 31, 2006	0.57	0.24
June 30, 2006	0.49	0.25
September 30, 2006	0.40	0.35
December 31, 2006	0.44	0.35

          On March 13, 2008, the last sales price of our common stock was $0.12.

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

Holders of Our Common Stock

          As of December 31, 2007, we had approximately 127 holders of record of our common stock and several other stockholders hold shares in street name.

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

Recent Sales of Unregistered Securities

           During the year ended December 31, 2007, we issued unregistered securities to the persons, as described below. We believe that each transaction was exempt from the registration requirements of the Securities Act of 1933, as amended, by virtue of Section 4(2) thereof and/or Rule 506 of Regulation D promulgated thereunder.

          As of December 31, 2007, we are obligated under the terms of previous debentures that matured and were renewed, to issue an aggregate of 1,444,124 shares of our common stock as payment of interest.

          During the fiscal year ended December 31, 2007 and December 31, 2006, we entered into convertible loan agreements in the aggregate principal amount of $1,488,000 at interest rates ranging from 12% to 15% per annum. As of December 31, 2007, the principal amount of $1,063,000 is outstanding. Pursuant to the terms of these agreements, the note holder has a continuing conversion right during the term to convert all or a portion of the then outstanding amount of the obligations into a number of shares of our common stock determined at a conversion price equal to the rolling seven (7) trading day weighted average closing bid price for our common stock on the OTCBB (or such other equivalent market on which the Company's common stock is quoted) calculated as of the trading day immediately preceding the date the conversion right is exercised. The agreements provide that the conversion price shall not be less than $0.40 or more than $0.80 and the note holder shall be entitled to piggyback registration rights upon exercise of this conversion right.

          During the three months ended December 31, 2007, we issued unsecured convertible debentures carrying an interest rate of 18% per annum and raised total proceeds of $ 950,000. The debentures mature on March 31, 2008. The debentures provide that all the interest is payable solely in the shares of our common stock on the issuance date. As of December 31, 2007, we are obligated to issue 260,570 shares of common stock as payment of total interest on the debentures. The number of shares issued as interest was calculated based upon average closing price for our common stock on the OTCBB for the five (5) consecutive trading days preceding the issuance date. The debenture holders have the right to convert their debenture into fully paid non-assessable shares of our common stock at $0.40. Upon any conversion of the debentures, the debenture holders will also be issued Common Stock Purchase Class A Warrants to purchase one (1) share of common stock at an exercise price of $0.60 exercisable for two (2) years after the conversion date and Common Stock Purchase Class B Warrants to purchase one (1) share of common stock at an exercise price of $0.80 exercisable for three (3) years. One Class A Warrant and one Class B Warrant will be issued for each two shares of common stock issued upon conversion of the debentures.

          During the three months ended September 30, 2007, we issued one-year unsecured convertible debentures carrying an interest rate of 18% per annum and raised total proceeds of $325,000. The debentures provide that all the interest is payable solely in the shares of our common stock on the issuance date. As of December 31, 2007, we issued 97,445 shares of our common stock as payment of interest and are obligated to issue a further 129,461 shares of common stock as payment of interest. The number of shares issued as interest was calculated based upon average closing price for our common stock on OTCBB for the five (5) consecutive trading days preceding the issuance date. The debenture holders have the right to convert their debentures into fully paid non-assessable shares of our common stock at $0.40. Upon any conversion of the debentures, the debenture holders will also be issued Common Stock Purchase Class A Warrants to purchase one (1) share of common stock at an exercise price of $0.60 exercisable for two (2) years after the conversion date and Common Stock Purchase Class B Warrants to purchase one (1) share of common stock at an exercise price of $0.80 exercisable for three (3) years. One Class A Warrant and one Class B Warrant will be issued for each two shares of common stock issued upon conversion of the debentures.

          During the three months ended June 30, 2007, we issued a one-year unsecured convertible debenture carrying an interest rate of 18% per annum and raised total proceeds of $100,000. The debenture provides that all the interest is payable solely in the shares of our common stock on the issuance date. As of December 31, 2007, we issued 68,182 shares of our common stock as payment of interest. The number of shares issued as interest was calculated based upon average closing price for our common stock on the OTCBB for the five (5) consecutive trading days preceding the issuance date. The debenture holder has the right to convert its debenture into fully paid non-assessable shares of our common stock at $0.40. Upon any conversion of the debentures, the debenture holders will also be issued Common Stock Purchase Class A Warrants to purchase one (1) share of common stock at an exercise price of $0.60 exercisable for two (2) years after the conversion date and Common Stock Purchase Class B Warrants to purchase one (1) share of common stock at an exercise price of $0.80 exercisable for three (3) years. One Class A Warrant and one Class B Warrant will be issued for each two shares of common stock issued upon conversion of the debentures.

          In the three months ended March 31, 2007, we issued one-year unsecured convertible debentures carrying an interest rate of 18% per annum and raised total proceeds of $500,000. Each debenture matures on the first anniversary of the date of its issuance. The debentures provided that all the interest is payable solely in the shares of our common stock on the issuance date. As of December 31, 2007, we issued 254,614 shares of our common stock as payment of interest. The number of shares issued as interest was calculated based upon the average closing price for our common stock on the OTCBB for the five consecutive trading days preceding the issuance date. Each debenture holder has the right to convert its debenture into fully paid non-assessable shares of our common stock at a conversion price of $0.40 per share. For every two (2) shares of common stock a debenture holder receives upon conversion, the holder will also receive a warrant to purchase one (1) share of common stock at an exercise price of $0.60 exercisable for 12 months after the conversion date and one (1) share of common stock at an exercise price of $0.80 exercisable for 24 months.

          We previously issued warrants to purchase 3,695,875 shares of our common stock at the exercise price of $0.60 per share as part of an exempt offering that was completed on June 17, 2004. On June 29, 2007, our board of directors further extended the termination date of these 3,695,875 warrants from June 30, 2007 to December 31, 2007. On December 31, 2007, these warrants expired without being exercised.

          In February 2007, we granted as a performance base bonus to an officer of the company options to purchase 750,000 shares of our common stock vesting over a three year period of time from the date of issuance and exercisable at the exercise price of $0.60 per share.

          In February 2007, we issued 100,000 shares of common stock, valued at $35,000 (estimated to be the fair value based on the trading price on the issuance date), granted warrants to purchase 100,000 shares of our common stock, exercisable at $0.60 per share until December 31, 2009, and granted warrants to purchase 100,000 shares of our common stock, exercisable at $0.80 per share until December 31, 2009 to a consultant in exchange for services rendered.

          In January 2007, we issued 300,000 shares of our common stock to outside members of our board of directors in consideration for services rendered as a member of the board. These shares were valued at $120,000 (estimated to be the fair value based on the trading price on the issuance date).

          In January 2007, we issued 75,000 shares of common stock to one consultant for services rendered, valued at $28,500 (estimated to be the fair value based on the trading price on the issuance date).

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

          We did not purchase any of our shares of common stock or other securities during the year ended December 31, 2007.

ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATION

          The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements which involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under “Risk Factors” and elsewhere in this prospectus. We assume no obligation to update forward-looking statements or the risk factors. You should read the following discussion in conjunction with our financial statements and related notes filed as an exhibit to the registration statement of which this prospectus forms a part.

Overview

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

Business Description

          We currently have six operating pharmacies. As a result of the growth in our business and improvement in our operations, our management is seeking to expand our business by establishing additional pharmacies which are wholly-owned. Our management anticipates opening ten additional wholly-owned pharmacies during 2008. Opening new pharmacies, however, will require additional funding from external sources. In August 2007, we executed a lease for our seventh pharmacy in Lomita, California. We anticipate that operations at the Lomita location will commence prior to the end of the second quarter of 2008. We are currently considering future locations within or in close proximity to medical facilities located in major metropolitan areas in Arizona, California, Nevada, Oregon, Texas, and Washington.

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

          The table set forth below summarizes the number of prescriptions filled by our six operating pharmacies during the year ended December 31, 2007 and 2006.

	Year ended	Year ended
	December 31, 2007	December 31, 2006
Total Number of Prescriptions	96,192	54,891

          Our second pharmacy established in Portland, Oregon commenced operations on June 21, 2006. Our pharmacy in Gresham, Oregon began filling prescriptions during January 2007. Excluding the prescriptions filled at these pharmacies and based upon only four pharmacies which had active operations during the year 2007 and 2006, total number of prescriptions filled at our pharmacies for the year ended December 31, 2007 increased to 74,743 which is approximately a 42% increase from the 52,655 total prescriptions filled at the same four pharmacies in the prior year ended December 31, 2006. Total number of prescriptions filled at our all pharmacies for the year ended December 31, 2007 increased to 96,192 which is approximately a 75% increase from the 54,891 total prescriptions filled at all our pharmacies in the prior year ended December 31, 2006. Our management primarily credits the increases in our business to the efforts of additional sales personnel added during the reporting period and the expanded reach of our business beyond pain management.

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

          On an ongoing basis, our management is evaluating our operations and seeking additional opportunities to expand our business. During the fiscal quarter ended March 31, 2006, we established a working relationship with a specialty compounding pharmacy, which enabled our pharmacies to fill prescriptions for custom compounded drugs. Since this time, we established a relationship with another compound drug provider to increase our available inventory of compounded drugs. Pharmaceutical compounding is the combining, mixing, or altering of ingredients to create a customized medication for an individual patient in response to a licensed physician’s prescription. Physicians often prescribe compounded medications for reasons that include situations where there is not presently a commercially available drug to treat the unique health condition of an individual patient or to combine several medications the patient is taking to increase compliance. Custom compounded drugs can offer additional means of treating chronic pain. We anticipate that our ability to fill prescriptions for custom compounded drugs will expand our business and enable us to better service patients who require treatment for chronic pain management. During the year ended December 31, 2007, we generated $162,890 in revenue for compounded drugs. The gross profit margin on these prescriptions was 61%.

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

          Our revenue generated from the operations of Plus Corp. and DME for the years ended December 31, 2006 and 2007 has been relatively insignificant to our business. To date, our management has not advanced these opportunities because our resources are currently being devoted to expanding the sales of compounded drugs, focusing on the establishment of additional pharmacies, and growth within our existing pharmacy locations. Our management anticipates focusing more on these opportunities during 2008 or at such time that allocating resources to these opportunities is in our best interest.

Results of Operations for the Years Ended December 31, 2007 and 2006

Revenues

          Our total revenue reported for the year ended December 31, 2007 was $13,923,487, a 76% increase from $7,897,118 for the year ended December 31, 2006. Our revenue for the year ended December 31, 2007 and 2006 was generated almost exclusively from the sale of prescription drugs. The average revenue generated per prescription during the year ended December 31, 2007 was $144. We generated more revenue in the year ended December 31, 2007 than in any other annual period since our inception.

          The table set forth below shows our total reported gross revenue generated for each quarterly period during fiscal 2006 and 2007:

	2006	2007
Quarterly Period Ended March 31	$1,515,645	$2,733,685
Quarterly Period Ended June 30	$1,894,976	$3,305,890
Quarterly Period Ended September 30	$2,310,248	$3,676,798
Quarterly Period Ended December 31	$2,176,249	$4,207,115

          Our management attributes the significant increase in our revenue from the prior fiscal year to our successful marketing efforts and an expansion of our business beyond the pain management sector to service customers that require prescriptions to treat cancer, psychiatric, and neurological conditions. Our management anticipates that our revenues generated will continue to increase based upon the efforts of additional sales personnel retained during the reporting period and the establishment of additional pharmacies in the current year. In 2008, we consolidated the operations of two of our pharmacies and opened a new pharmacy at Las Vegas. We plan to open another pharmacy at Oak Lomita in the second quarter of 2008. We anticipate the establishment of these additional pharmacies will increase our revenues for the fiscal year ended December 31, 2008.

Cost of Sales

          The total cost of sales for the year ended December 31, 2007 was $10,724,239, a 72% increase from $6,222,267 for the year ended December 31, 2006. The cost of sales consists primarily of the pharmaceuticals. The increase in cost of sales is primarily attributable to increased sales in the reporting period.

Gross Profit

          Gross profit increased to $3,199,248, or approximately 23% of sales, for the year ended December 31, 2007. This is an increase from a gross profit of $1,674,851, or approximately 21% of sales for the year ended December 31, 2006.

          The increase in the gross profit percentage for the year ended December 31, 2007 when compared to the prior fiscal year is attributable to increased sales of generic type drugs which have lower costs and higher gross margins.

Operating Expenses

          Operating expenses for the year ended December 31, 2007 was $5,808,779, a 1% decrease from $5,871,564 for the year ended December 31, 2006. Our operating expenses for the year ended December 31, 2007 consisted of salaries and related expenses of $2,670,088, consulting and other compensation of $921,258, and selling, general and administrative expenses of $2,217,433. Our operating expenses for the year ended December 31, 2006 consisted of salaries and related expenses of $2,193,682, consulting and other compensation of $1,555,354, selling, general and administrative expenses of $2,122,528.

          Salaries and related expenses were significantly higher in the year ended December 31, 2007 when compared to the previous fiscal year primarily as a result of increase in sales and the opening of new pharmacies. The significant decrease in consulting and other compensation is primarily attributable to less consulting services utilized in the fiscal year ended 2007. The increase in selling, general and administrative expenses is nominal.

Other Income and Expense

          During the year ended December 31, 2007, we reported other expenses in the amount of $644,700, compared to $363,882 for the prior year. We incurred interest expense of $644,447 during the year ended December 31, 2007 as compared to $201,735 during the year ended December 31, 2006. Interest expense for the year ended December 31, 2007 was incurred on financing from related parties and convertible debentures issued during the reporting period.

Net Loss

          Net loss for the year ended December 31, 2007 was $3,272,818, compared to net loss of $4,501,839 for the year ended December 31, 2006. The decrease in our net loss was primarily attributable to increased gross profit and lower operating expenses during the reporting period.

          Our loss per common share for the year ended December 31, 2007 was $0.06 , compared to a loss per common share of $0.09 for the year ended December 31, 2006.

Liquidity and Capital Resources

          As of December 31, 2007, we had $408,305 in cash which primarily resulted from funds raised in the private offering of unsecured convertible debentures. As of December 31, 2007, we had current assets in the amount of $3,183,480 and had current liabilities in the amount of $7,276,545 resulting in a working capital deficit of $4,093,065.

          Operating activities used $2,246,690 in cash for the year ended December 31, 2007. Our net loss of $3,272,818, less non-cash expenses of $1,100,358 principally for $451,285 for non-cash services, $285,124 for amortization of debt discount and $181,362 of depreciation and amortization were the primary reasons for our negative operating cash flow. Investing activities during the year ended December 31, 2007 used $112,385 for the purchase of property. Net cash flows provided by financing activities during the year ended December 31, 2007 was $2,300,976. We received $1,875,000 as proceeds from the issuance of debentures and $425,976 as proceeds from the issuance of notes during year ended December 31, 2007.

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

Off Balance Sheet Arrangements

          As of December 31, 2007, there were no off balance sheet arrangements.

Going Concern

          The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business. As of December 31, 2007, we had an accumulated deficit of $23,008,195, recurring losses from operations of prior years and negative cash flow from operating activities of $2,246,690 for the year ended December 31, 2007. We also had a negative working capital of $4,093,065 as of December 31, 2007.

          We intend to fund operations through increased sales and debt and/or equity financing arrangements, which may be insufficient to fund capital expenditures, working capital or other cash requirements for the year ending December 31, 2008. We intend to seek additional funds to finance our long-term operations. The successful outcome of future financing activities cannot be determined at this time and there is no assurance that if achieved, we will have sufficient funds to execute our intended business plan or generate positive operating results.

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
  We are aggressively signing up new physicians.
  We are seeking investment capital.
  We implemented a new marketing strategy and retained additional sales personnel to attract business.
  We consolidated our two pharmacies in Portland, Oregon into a single operation. This consolidation is expected to allow us to further leverage our existing infastructure and is expected to result in a reduction of costs.
  In March 2008, we entered into an accounts receivable purchase agreement whereby we have agreed to sell certain accounts receivable for a price equal to 80% of the outstanding accounts receivable being purchased. We expect this additional source of working capital to help significantly with the daily operations.

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

Long-Lived Assets

          We adopted Statement of Financial Accounting Standard (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. If the cost basis of a long-lived asset is greater than the projected future undiscounted net cash flows from such asset, an impairment loss is recognized.

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

Intangible Assets

          Statement of Financial Accounting standard (“SFAS”) No. 142,“Goodwill and Other Intangible Assets,” addresses how intangible assets that are acquired individually or with a group of other assets should be accounted for upon their acquisition and after they have been initially recognized in the financial statements. SFAS No. 142 requires that goodwill and identifiable intangible assets that have indefinite lives not be amortized but rather be tested at least annually for impairment, and intangible assets that have finite useful lives be amortized over their estimated useful lives.

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

Recently Issued Accounting Pronouncements

          FASB Staff Position (FSP) No. FAS 123(R)-5, “Amendment of FASB Staff Position FAS 123(R)-1, Classification of Options and Similar Instruments Issued as Employee Compensation That Allow for Cash Settlement upon the Occurrence of a Contingent Event,” was posted on October 10, 2006. This FASB Staff Position (FSP) addresses whether a modification of an instrument in connection with an equity restructuring should be considered a modification for purposes of applying FSP FAS 123(R)-1. This FSP states that a freestanding financial instrument issued to an employee in exchange for past or future employee services that is subject to Statement 123(R) or was subject to Statement 123(R) upon initial adoption of that Statement shall continue to be subject to the recognition and measurement provisions of Statement 123(R) throughout the life of the instrument, unless its terms are modified when the holder is no longer an employee. The guidance in this should be applied upon initial adoption of Statement 123(R).

          FASB Staff Position (FSP) No. FAS 123(R)-6, “Technical Corrections of FASB Statement No. 123(R),” was posted on October 10, 2006. This FASB Staff Position (FSP) (a) exempts nonpublic entities from disclosing the aggregate intrinsic value of outstanding fully vested share options (or share units) and share options expected to vest, (b) revises the computation of the minimum compensation cost that must be recognized to clarify that at the date that awards are no longer probable of vesting, any previously recognized compensation cost should be reversed.

          Statement of Financial Accounting Standards No. 155, “Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140”, was issued in February 2006 and is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. Certain parts of this Statement may be applied prior to the adoption of this Statement. Earlier adoption is permitted as of the beginning of an entity’s fiscal year, provided the entity has not yet issued financial statements, including financial statements for any interim period for that fiscal year. Provisions of this Statement may be applied to instruments that an entity holds at the date of adoption on an instrument-by-instrument basis.

          Statement of Financial Accounting Standards No. 156, “Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140,” pertains to the servicing of financial assets and was issued in March 2006 and should be adopted as of the beginning of an entity’s first fiscal year that begins after September 15, 2006. Earlier adoption is permitted as of the beginning of an entity’s fiscal year, provided the entity has not yet issued financial statements, including interim financial statements, for any period of that fiscal year.

          Statement of Financial Accounting Standards No. 157, “Fair Value Measurements.” This Statement defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this

Statement will change current practice. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year.

          Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment to FASB Statement No. 115.” This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007, and interim periods within those fiscal years. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of FASB Statement No. 157, Fair Value Measurements.

          FASB Staff Position (FSP) No. FAS 13-2, “Accounting for a Change or Projected Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leveraged Lease Transaction,” was posted on July 13, 2006 and is effective for fiscal years beginning after December 15, 2006. This FSP addresses how a change or projected change in the timing of cash flows relating to income taxes generated by a leveraged lease transaction affects the accounting by a lessor for that lease. The guidance in this FSP amends FASB Statement No. 13, Accounting for Leases. The guidance in this FSP is to be applied to fiscal years beginning after December 15, 2006. Earlier application is permitted as of the beginning of an entity’s fiscal year, provided that the entity has not yet issued financial statements, including financial statements for any interim period, for that fiscal year.

          The FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109” (FIN 48) in June 2006. This Interpretation primarily relates to tax positions taken or expected to be taken in a tax return and clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. Under this Interpretation the effects of a tax position would be recognized or derecognized depending on what outcome is more likely than not to occur with respect to the position. The Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. It requires that all tax positions be evaluated using the more-likely-than-not recognition threshold, and that the enterprise should presume that the position will be examined by the appropriate taxing authority that would have full knowledge of all relevant information for recognition, derecognition, and measurement using consistent criteria. Disclosures are required about the effect of unrecognized tax benefits related to tax positions as well as information about the nature of the uncertainties related to tax positions where it is reasonably possible that changes in the tax provision will occur in the next 12 months of this Interpretation will provide more information about the uncertainty in income tax assets and liabilities. This Interpretation is effective for fiscal years beginning after December 15, 2006. Earlier application of the provisions of this Interpretation is encouraged if the enterprise has not yet issued financial statements, including interim financial statements, in the period this Interpretation is adopted.

          FASB Staff Position (FSP) No. FTB 85-4-1, “Accounting for Life Settlement Contracts by Third-Party Investors,” was posted in March 27, 2006 and is effective for fiscal years beginning after June 15, 2006. It provides initial and subsequent measurement guidance and financial statement presentation and disclosure guidance for investments by third-party investors in life settlement contracts. This FSP also amends certain provisions of FASB Technical Bulletin No. 85-4, “Accounting for Purchases of Life Insurance,” and FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities.”

          FASB Staff Position (FSP) No. AUG AIR-1, “Accounting for Planned Major Maintenance Activities,” was posted on September 8, 2006 and is effective for the first fiscal year beginning after December 15, 2006. This FSP addresses the accounting for planned major maintenance activities and amends certain provisions in the AICPA Industry Audit Guide, Audits of Airlines (Airline Guide), and APB Opinion No. 28, Interim Financial Reporting. The Airline Guide permits four alternative methods of accounting for planned major maintenance activities: direct expense, built-in overhaul, deferral, and accrual (accrue-in-advance). Those methods are widely used by other industries. The FSP prohibits the use of the accrue-in-advance method. We do not expect that this pronouncement will have any significant effect on future financial statements.

          FASB Staff Position No. FAS 126-1, “Applicability of Certain Disclosure and Interim Reporting Requirements for Obligors for Conduit Debt Securities,” was posted on October 25, 2006. This FASB Staff Position (FSP) clarifies the definition of a public entity in certain accounting standards to include entities that are conduit bond obligors for conduit debt securities that are traded in a public market. The guidance in this FSP is to be applied prospectively in fiscal periods beginning after December 15, 2006.

          FASB Staff Position No. FIN 46(R)-6, “Determining the Variability to Be Considered in Applying FASB Interpretation No. 46(R).” This FASB Staff Position (FSP) addresses how a reporting enterprise should determine the variability to be considered in applying FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities.” The variability that is considered in applying Interpretation 46(R) affects the determination of (a) whether the entity is a variable interest entity (VIE), (b) which interests are variable interests1 in the entity, and (c) which party, if any, is the primary beneficiary of the VIE. That variability will affect any calculation of expected losses and expected residual returns, if such a calculation is necessary. Retrospective application, if elected, must be completed no later than the end of the first annual reporting period ending after July 15, 2006.

          In September 2005, AcSEC issued Statement of Position 05-1: “Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts (SOP 05-1).” SOP 05-1 is effective for fiscal years beginning after December 15, 2006, with earlier adoption encouraged.

          EITF Issue 05-1, “Accounting for the Conversion of an Instrument That Became Convertible upon the Issuer's Exercise of a Call Option.” The Task Force reached a consensus that the issuance of equity securities to settle a debt instrument (pursuant to the instrument's original conversion terms) that became convertible upon the issuer's exercise of a call option should be accounted for as a conversion if the debt instrument contained a substantive conversion feature as of its issuance date, as defined herein. That is, no gain or loss should be recognized related to the equity securities issued to settle the instrument. The issuance of equity securities to settle a debt instrument that became convertible upon the issuer's exercise of a call option should be accounted for as a debt extinguishment if the debt instrument did not contain a substantive conversion feature as of its issuance date. That is, the fair value of the equity securities issued should be considered a component of the reacquisition price of the debt. This Issue applies to all conversions within the scope of this Issue that result from the exercise of call options and is effective in interim or annual reporting periods beginning after June 28, 2006 (the Board ratification date of the consensus), irrespective of whether the instrument was entered into prior or subsequent to Board ratification of this Issue. For instruments issued prior to the effective date of this consensus, the assessment as to whether a substantive conversion feature exists at issuance should be based only on assumptions, considerations, and/or marketplace information available as of the issuance date.

          EITF Issue 06-1, “Accounting for Consideration Given by a Service Provider to a Manufacturer or Reseller of Equipment Necessary for an End-Customer to Receive Service from the Service Provider.” The Task Force reached a consensus that if the consideration given by a service provider to a manufacturer or reseller (that is not a customer of the service provider) can be linked contractually to the benefit received by the service provider’s customer, a service provider should use the guidance in Issue 01-9 to determine the characterization of the consideration (that is, “cash consideration” or “other than cash” consideration). Issue 01-9 presumes that an entity should characterize “cash consideration” as a reduction of revenue unless an entity meets the requirements of paragraph 9 of Issue 01-9. Under Issue 01-9, “other than cash” consideration should be characterized as an expense. In applying that guidance, the service provider should characterize the consideration given to a third-party manufacturer or reseller based on the form of consideration directed by the service provider to be provided to the service provider's customer. If the form of the consideration is directed to be anything other than "cash consideration" (as defined in Issue 01-9), then the form of the consideration should be characterized as "other than cash" consideration. If the service provider does not control the form of the consideration provided to the service provider's customer, the consideration should be characterized as "other than cash" consideration. In reaching this conclusion, Task Force members observed that consideration paid by a service provider that results in a customer receiving a reduced price on equipment purchased from a manufacturer or reseller should be characterized as "other than cash" consideration for purposes of applying Issue 01-9. The consensus in this Issue is effective for the first annual reporting period beginning after June 15, 2007. Earlier application is permitted for financial statements that have not yet been issued. Entities should recognize the effects of applying the consensus in this Issue as a change in accounting principle through retrospective application to all prior periods unless it is impracticable to do so.

          EITF Issue 06-2, “Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to FASB Statement No. 43,” “Accounting for Compensated Absences” An employer may provide its employees with sabbatical leave or other similar benefits. Sabbatical leave involves an employee receiving time off upon working at the employer for a specific period of time. When an employer provides sabbatical leave or another similar benefit, the employer must determine whether such benefit should be accrued based on the guidance in FASB Statement No. 43, “Accounting for Compensated Absences.” The Task Force reached a consensus that an employee's right to a compensated absence under a sabbatical or other similar benefit arrangement (a) that requires the completion of a minimum service period and (b) in which the benefit does not increase with additional years of service accumulates pursuant to Statement 43 for arrangements in which the individual continues to be a compensated employee and is not required to perform duties for the entity during the absence. Therefore, assuming all of the other conditions of Statement 43 are met, the compensation cost associated with a sabbatical or other similar benefit arrangement should be accrued over the requisite service period. This Issue should be effective for fiscal years beginning after December 15, 2006. An entity should apply the consensus reached in this Issue through either (a) a change in accounting principle through a cumulative-effect adjustment to retained earnings or to other components of equity or net assets in the statement of financial position at the beginning of the year of adoption or (b) a change in accounting principle through retrospective application to all prior periods. Earlier adoption of this guidance is permitted as of the beginning of an entity's fiscal year provided that the entity has not yet issued financial statements, including interim financial statements, for any period of that fiscal year.

          EITF Issue 06-3, “How Sales Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross Versus Net Presentation).” The issue concerns whether various non-income taxes assessed by governmental authorities should be presented gross or net in an entity's income statement. Non-income taxes on which this question has arisen include sales tax, use tax, excise tax, value added tax, and various taxes related to specific industries (e.g., the severance tax in the oil and gas industry and the franchise tax in the cable industry). The Task Force reached a consensus that the scope of this Issue includes any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer and may include, but is not limited to, sales, use, value added, and some excise taxes. The Task Force also reached a consensus that the presentation of taxes on either a gross (included in revenues and costs) or a net (excluded from revenues) basis is an accounting policy decision that should be disclosed pursuant to Opinion 22. In addition, for any such taxes that are reported on a gross basis, a company should disclose the amounts of those taxes in interim and annual financial statements for each period for which an income statement is presented if those amounts are significant. The disclosure of those taxes can be done on an aggregate basis. The consensuses in this Issue should be applied to financial reports for interim and annual reporting periods beginning after December 15, 2006. Earlier application is permitted.

          EITF Issue 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements.” An endorsement split-dollar life insurance should be recognized as a liability for future benefits in accordance with Statement 106 (if, in substance, a postretirement benefit plan exists) or Opinion 12 (if the arrangement is, in substance, an individual deferred compensation contract) based on the substantive agreement with the employee. The consensus in this Issue is effective for fiscal years beginning after December 15, 2007, with earlier application permitted.

          EITF Issue 06-5, “Accounting for Purchases of Life Insurance—Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4.” A policyholder should consider any additional amounts included in the contractual terms of the policy in determining the amount that could be realized under the insurance contract. When it is probable (as is used in FASB Statement No. 5) that contractual terms would limit the amount that could be realized under the insurance contract, the Task Force agreed that these contractual limitations should be considered when determining the realizable amounts. Those amounts that are recoverable by the policyholder at the discretion of the insurance company should be excluded from the amount that could be realized under the insurance contract. The consensus in this Issue is effective for fiscal years beginning after December 15, 2006. Earlier application is permitted as of the beginning of a fiscal year for periods in which interim or annual financial statements have not yet been issued.

          EITF Issue 06-8, “Applicability of the Assessment of a Buyer's Continuing Investment under FASB Statement No. 66 for Sales of Condominiums.” In assessing the collectibility of the sales price pursuant to paragraph 37(d) of Statement 66, an entity should evaluate the adequacy of the buyer's initial and continuing investment to conclude that the sales price is collectible. This Issue is effective for the first annual reporting period beginning after March 15, 2007. Earlier application is permitted as of the beginning of an entity's fiscal year provided that the entity has not yet issued financial statements for that fiscal year.

          EITF Issue 06-10, “Accounting for Collateral Assignment Split-Dollar Life Insurance Arrangements.” The Task Force reached a consensus on Issue 1 that an employer should recognize a liability for the postretirement benefit related to a collateral assignment split-dollar life insurance arrangement if the employer has agreed to maintain a life insurance policy during the employee's retirement or provide the employee with a death benefit based on the substantive agreement with the employee.

          Management does not believe that SFAS No. 155, 156, 157 and 159 will have an impact on our consolidated financial statements.

          Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants, and the SEC did not or are not believed by management to have a material impact on our present or future consolidated financial statements included elsewhere herein.

Table of Contents

ITEM 7 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Financial Statements:

Audited Financial Statements:
F-2	Report of Independent Registered Public Accounting Firm;
F-3	Consolidated Balance Sheets as of December 31, 2007 and 2006;
F-4	Consolidated Statements of Operations - Years Ended December 31, 2007 and 2006;
F-5	Consolidated Statements of Stockholders’ Equity (Deficit) and Comprehensive Loss for the Years Ended December 31, 2007 and 2006;
F-6	Consolidated Statements of Cash Flows for the Years Ended December 31, 2007 and 2006;
F-7	Notes to Consolidated Financial Statements;

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Assured Pharmacy, Inc.

We have audited the consolidated balance sheets as of December 31, 2007 and 2006 and the related statements of operations, stockholders' deficit and cash flows of Assured Pharmacy, Inc. and Subsidiaries for the years ended December 31, 2007 and 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Company for the years ended December 31, 2007 and 2006 in conformity with accounting principles generally accepted in the United States.

As more fully described in Note 11, the Company accounted for two transactions in 2005 in which common stock was returned in exchange for the extinguishment of debt at the par value. Accounting principles generally accepted in the United States of America require that the treasury stock in such transactions be accounted for at estimated fair value. As a result, the Company has recorded offsetting restatements to treasury stock and additional paid-in capital to reflect the correction in the cost of treasury stock from par value to estimated fair value. In our opinion, this correction does not have a material effect on the Company's 2006 financial statements.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company had negative cash flow from operations of approximately $2.2 million in 2007 and $3.7 million in 2006, an accumulated deficit of approximately $23 million at December 31, 2007 and $19.7 million at December 31, 2006, and recurring losses from operations for the years ended December 31, 2007 and 2006. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding these matters are described in Note 1. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Miller, Ellin & Company, LLP
CERTIFIED PUBLIC ACCOUNTANTS
New York, New York
March 26, 2008

ASSURED PHARMACY, INC. AND SUBSIDIARIES (formerly known as eRxsys, Inc.)
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2007 AND 2006

	2007	2006
ASSETS
Current Assets
Cash	$408,305	$466,404
Accounts receivable, net	2,167,969	884,026
Inventories	440,354	414,914
Prepaid expenses and other assets	166,852	368,530
	3,183,480	2,133,874
Long Term Assets
Accounts receivable - non-current, net	49,868	92,313
Property and Equipment, net	373,961	442,939
Goodwill	607,816	607,816
	$4,215,125	$3,276,942

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$2,306,415	$1,051,260
Notes payable	-	62,027
Unsecured convertible notes payable	3,833,500	1,958,500
Notes payable to related parties and stockholders	1,136,630	20,000
	7,276,545	3,091,787
Notes Payable to Related Party and Stockholders, net of current portion	276,337	904,967
Minority Interest	676,748	658,160
Commitments and Contingencies
Stockholders' Deficit
Preferred shares; par value $0.001 per share;
authorized 5,000,000 shares; no preferred shares issued
or outstanding	-	-

Common shares; par value $0.001 per share;
150,000,000 shares authorized, 65,659,609 common shares issued and outstanding	65,659	64,764

Treasury stock at cost, 10,858,658 shares	(2,849,366)	(2,849,366)

Additional paid-in capital, net	21,777,397	21,142,007

Accumulated deficit	(23,008,195)	(19,735,377)

Stockholders' deficit	(4,014,505)	(1,377,972)
	$4,215,125	$3,276,942

The accompanying notes are an integral part of the consolidated financial statements.

ASSURED PHARMACY, INC AND SUBSIDIARIES (formerly known as eRxsys, Inc.)
CONSOLIDATED STATEMENTS OF OPERATIONS

	YEARS ENDED DECEMBER 31
	2007	2006

SALES	$13,923,487	$7,897,118

COST OF SALES	(10,724,239)	(6,222,267)

GROSS PROFIT	3,199,248	1,674,851

OPERATING EXPENSES
Salaries and related expenses	2,670,088	2,193,682
Consulting and other compensation	921,258	1,555,354
Selling, general and administrative	2,217,433	2,122,528
TOTAL OPERATING EXPENSES	5,808,779	5,871,564

LOSS FROM OPERATIONS	(2,609,531)	(4,196,713)

OTHER EXPENSES
Interest expense	644,447	201,735
Other expense	253	162,147
TOTAL OTHER EXPENSES	(644,700)	(363,882)

LOSS BEFORE MINORITY INTEREST	(3,254,231)	(4,560,595)
MINORITY INTEREST	(18,587)	58,756

NET LOSS	$(3,272,818)	$(4,501,839)

Basic and diluted loss per common share	$(0.06)	$(0.09)

Basic and diluted weighted average number of common
shares outstanding	53,969,551	52,013,352

The accompanying notes are an integral part of the consolidated financial statements.

ASSURED PHARMACY, INC. AND SUBSIDIARIES (formerly known as eRxsys, Inc.)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006
	Common Stock		Treasury Stock		Additional
					Paid In	(Accumulated)	Stockholders'
	Shares	Amount	Shares	Amount	Capital	(Deficit)	(Deficit)

Balance December 31, 2005
(as restated)	55,199,398	$55,199	(10,858,658)	$(2,849,366)	$17,234,344	$(15,233,538)	$(793,361)

Issuance of common stock in
connection with a private
placement	4,438,231	4,438	-	-	1,770,854	-	1,775,292
Issuance of common stock in
connection with debenture
interest	1,011,373	1,011			351,519	-	352,530

Issuance of common stock for
services rendered	2,752,866	2,753			1,070,989		1,073,742

Issuance of common stock for
debt conversion	1,062,500	1,063			423,937		425,000

Issuance of common stock for
warrant exercised	250,000	250			149,750		150,000

Issuance of common stock for
acquisition of minority interest
in Assured Pharmacies, Inc.	50,000	50			19,450		19,500

Beneficial conversion on
notes payable					10,625		10,625

Issuance of warrants and options
for services rendered					110,539		110,539

Net loss						(4,501,839)	(4,501,839)
Balance December 31, 2006
(as restated)	64,764,368	$64,764	(10,858,658)	$(2,849,366)	$21,142,007	$(19,735,377)	$(1,377,972)
Issuance of common stock in
connection with debenture
interest	420,241	420			134,580		135,000

Issuance of common stock for
services rendered	725,000	725			119,275		120,000
Cancellation of shares on
termination of service contract	(250,000)	(250)			(69,750)		(70,000)
Issuance of warrants and options
for services rendered					451,285		451,285
Net loss						(3,272,818)	(3,272,818)

Balance December 31, 2007	65,659,609	$65,659	(10,858,658)	$(2,849,366)	$21,777,397	$(23,008,195)	$(4,014,505)

The accompanying notes are an integral part of the consolidated financial statements.

ASSURED PHARMACY, INC. AND SUBSIDIARIES (formerly known as eRxsys, Inc.)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(AUDITED)

	YEARS ENDED DECEMBER 31
	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,272,818)	$(4,501,839)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property and equipment	181,362	133,504
Amortization of debt discount	285,124	10,625
Equity instruments issued in relation to deferred consulting fee	451,285	1,184,281
Loss on settlement of debt	-	9,350
Issuance of common stock in lieu of debenture interest	114,000	67,406
Issuance of common stock for services	-	7,000
Minority interest in net income /(loss) of joint venture	18,587	(58,756)
Issuance of common stock and options for director services	120,000	-
Return of common stock due to termination of contract	(70,000)	-
Provision for doubtful accounts	-	177,597
Changes in operating assets and liabilities:
Accounts receivable	(1,241,498)	(623,206)
Inventories	(25,440)	(153,144)
Prepaid expenses and other current assets	(62,445)	(2,161)
Accounts payable and accrued liabilities	1,255,153	22,505

Net cash used in operating activities	(2,246,690)	(3,726,838)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(112,385)	(135,473)
Advance on purchase of company	-	(50,000)
Purchase of minority interest	-	(20,000)
Net cash used in investing activities	(112,385)	(205,473)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of notes payable to related parties and shareholders	888,000	600,000
Principal repayments on line of credit	-	(200,000)
Principal repayments on notes payable to related parties and shareholders	(462,024)	(96,907)
Principal repayments on notes payable	-	(156,812)
Proceeds from issuance of common stock	-	1,775,292
Proceeds from issuance of convertible debentures	1,875,000	1,958,500
Proceeds from issuance of common stock due to warrants exercised	-	150,000
Proceeds towards Minority Investment	-	12,000

Net cash provided by financing activities	2,300,976	4,042,073

Net Increase (decrease) in cash	(58,099)	109,763

Cash at beginning of year	466,404	356,641

Cash at end of year	$408,305	$466,404

Supplemental disclosure of cash flow information-
Cash paid during the year for:

Interest	$-	$131,522

Income taxes	$830	$2,262

NON-CASH INVESTING AND FINANCING ACTIVITIES :
Conversion of accrued interest in to notes payable	$-	$8,163
Notes issued to acquire Minority Interest	$-	$567,998
Issuance of Common Stock to acquire Minority Interest	$-	$19,500
Issuance of common stock for debt conversion	$-	$425,000
Issuance of common stock for services rendered	$252,250	$1,073,472
Issuance of common stock in lieu of debenture note interest	$135,000	$352,530
Return of common stock due to termination of contract	$(70,000)	$-
Benificial conversion on notes payable	-	$10,625

The accompanying notes are an integral part of the consolidated financial statements.

ASSURED PHARMACY, INC. AND SUBSIDIARIES
FORMERLY KNOWN AS eRXSYS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

1.      ORGANIZATION AND PLAN OF OPERATIONS

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

The Company currently has six operating pharmacies. The first pharmacy was opened on October 13, 2003 in Santa Ana, California. On June 10, 2004, the Company opened its second pharmacy in Riverside, California. These pharmacies were opened pursuant to a joint venture agreement entered into with TPG, LLC where the Company maintained a 51 % ownership interest. On December 15, 2006, the Company entered into a Purchase Agreement with TPG and acquired a 49% ownership interest. As a result of this acquisition, the Company increased its ownership interest in these pharmacies to 100%. The Company opened its third pharmacy in Kirkland, Washington on August 11, 2004. The Company’s fourth pharmacy was opened in Portland, Oregon on September 21, 2004. On June 21, 2006, the Company opened its fifth pharmacy also located in Portland, Oregon. The pharmacies located in Kirkland and Portland were opened pursuant to a joint venture agreement with TAPG LLC and the Company has a 94.8% ownership interest in these pharmacies. In January 2007, the Company opened its sixth pharmacy in Gresham, Oregon, becoming its third wholly-owned pharmacy.

In February 2008, the Company consolidated the operations of its two pharmacies in Portland, Oregon, into one location. This consolidation is expected to allow the Company to further leverage its existing infrastructure and is expected to result in a reduction of costs.

In addition, during the first quarter of fiscal year ending December 31, 2008, the Company opened a new pharmacy in Las Vegas, Nevada. The Company anticipates opening another new pharmacy in Oak Lomita, California in the second quarter of fiscal year ending December 31, 2008. The Company has an executed lease agreement for the Oak Lomita location and the build out is complete and is awaiting the requisite licenses.

Agreement with TPG, L.L.C.

On April 24, 2003, the Company entered into an agreement with TPG, L.L.C. (“TPG”) for the purpose of funding the establishment and operations of pharmacies. Under this agreement, TPG held the right to fund on a joint venture basis fifty pharmacies that the Company established. In exchange for contributing financing in the amount of $230,000 per pharmacy location, TPG would acquire a 49% ownership interest in each pharmacy established under this agreement and the Company would acquire the remaining 51%. Under the terms of the agreement with TPG, the Company’s contribution to establish pharmacies primarily consisted of the right to utilize the Company’s intellectual property rights and to provide sales and marketing services.

ASSURED PHARMACY, INC. AND SUBSIDIARIES
FORMERLY KNOWN AS eRXSYS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

Assured Pharmacies, Inc. (“API”) was formed to establish and operate the pharmacies that would be operated under the agreement with TPG. In accordance with the terms of the agreement with TPG, the Company owned 51% of API and TPG owned the remaining 49%.

Under this joint venture, the Company established its first pharmacy in Santa Ana, California and a second pharmacy in Riverside, California. On December 15, 2006, the Company entered into a Purchase Agreement with TPG and acquired all of its right, title and interest in 49 shares of common stock of API for $460,000 and the issuance of 50,000 shares of the Company’s common stock. The cash component of the purchase price is payable as follows:

i.	$15,000 was paid on or about December 15, 2006;

ii.	Eleven (11) consecutive monthly installments of $5,000 were paid during year ended December 31, 2007;

iii.	Fourteen (14) consecutive monthly installments of $15,000 payable on or before the 15th of each month commencing in December 2007 through January 2009; and

iv.	$180,000 payable together with interest at the rate of prime plus 2% per annum payable on or before February 15, 2009.

As a result of this acquisition, the Company increased its ownership interest in API to 100% making it a wholly-owned subsidiary and consequently resulting in the termination of the Company’s joint venture with TPG.

Agreement with TAPG, L.L.C.

In February 2004, the Company entered into an agreement (the “TAPG Agreement”) with TAPG, L.L.C. (“TAPG”), a Louisiana limited liability company, and formed Safescript Northwest, Inc. (“Safescript Northwest”), a Louisiana corporation. Safescript Northwest was formed to establish and operate up to five pharmacies. Effective August 19, 2004, Safescript Northwest filed amended articles of incorporation and changed its name to Assured Pharmacies Northwest, Inc. (“APN”). The Company initially owned 75% of APN, while TAPG owned the remaining 25%. In accordance with the Company’s shareholders agreement with TAPG and the TAPG Agreement, TAPG is required to provide start-up costs in the amount of $335,000 per pharmacy location established not to exceed five pharmacies. Under the terms of the agreement with TAPG, the Company’s contribution to establish pharmacies primarily consisted of the right to utilize the Company’s intellectual property rights and to provide sales and marketing services.

Between March and October 2004, APN received from TAPG start-up funds in the amount of $854,213 as its capital contribution for three pharmacies. This capital contribution funded the opening of a pharmacy in Kirkland, Washington in August 2004 and another pharmacy in Portland, Oregon in September 2004. Included in these monies was a partial capital contribution in the amount of $190,000 for the establishment of the Company’s second pharmacy location in Portland, Oregon. TAPG remains obligated to contribute an additional $145,000 to satisfy its full contribution. The Company and APN requested that TAPG provide the $150,787 balance of its full capital contribution. TAPG is also obligated to contribute its proportionate share of the start-up costs in excess of its initial capital contribution of $335,000 per pharmacy. The TAPG Agreement defines start-up costs as any costs associated with the opening of any open pharmacy location that accrue within one hundred eighty days following the opening of that particular pharmacy.

Following the start-up period, the Company advanced interest-free loans to sustain operations at the pharmacies operated by APN. On March 6, 2006, these loans were converted into APN capital stock. Following the conversion of this debt into equity, the Company increased its ownership interest in APN from 75% to 94.8% . TAPG owns the remaining 5.2% interest.

ASSURED PHARMACY, INC. AND SUBSIDIARIES
FORMERLY KNOWN AS eRXSYS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

License Agreement with Network Technology, Inc. (“RxNT”)

On March 15, 2004, the Company entered into a technology license agreement (“Technology License”) with Network Technology, Inc. (“RxNT”). The Technology License grants the Company the right to use RxNT's prescribing technology under the brand name “Assured Script” and enables the Company to accept prescriptions electronically transmitted to its pharmacies. Pursuant to the Technology License, the Company paid RxNT a licensing fee of $100,000 and is also responsible for paying RxNT a royalty equal to twenty five percent (25%) of the gross profit from sales of the “Assured Script” product, which refers to the licensed products and technology set forth in the Technology License and not prescription drug sales. Since the Company is in the business of owning and operating pharmacies, management does not anticipate that it will make any sales of the “Assured Script” product resulting in a royalty payment to RxNT.

On March 17, 2007, the Company renewed this agreement for a period of three years and agreed to pay an annual license fee of $54,000

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

During the third quarter of 2006, the Company had incorporated three wholly-owned subsidiaries for the purpose of operating additional pharmacies. On July 21, 2006, the Company incorporated Assured Pharmacy Gresham, Inc. (“Gresham”). On August 11, 2006, the Company incorporated Assured Pharmacy Irvine, Inc. (“Irvine”), which will carry on the business at the Oak Lomita store set to open in the 2nd Quarter of 2008. On September 25, 2006, the Company incorporated Assured Pharmacy Los Angeles 1, Inc. (“L.A. 1”).

On June 19, 2007, the Company incorporated Assured Pharmacy Las Vegas Inc., as a wholly-owned subsidiary for the purpose of operating its new pharmacy in Las Vegas, Nevada which was opened in the 1st Quarter of 2008.

B.      Going Concern Considerations

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business. As of December 31, 2007, the Company had an accumulated deficit of $23,008,195, recurring losses from operations and negative cash flow from operating activities for the year ended December 31, 2007 of $2,246,690. The Company also had a

ASSURED PHARMACY, INC. AND SUBSIDIARIES
FORMERLY KNOWN AS eRXSYS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

negative working capital of $4,093,065 as of December 31, 2007.

The Company intends to fund operations through increased sales and debt and/or equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital or other cash requirements for the year ending December 31, 2008. The Company is seeking additional funds to finance its immediate and long-term operations. The successful outcome of future financing activities cannot be determined at this time and there is no assurance that if achieved, the Company will have sufficient funds to execute its intended business plan or generate positive operating results. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments related to recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

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
  The Company has consolidated the operations of its two pharmacies in Portland, Oregon into a single location. This consolidation is expected to allow the Company to further leverage its existing infrastructure and is expected to result in a reduction of costs.
  In March 2008, the Company entered into an Accounts Receivable Purchase Agreement whereby the Company has agreed to sell certain of its accounts receivables for a price equal to 80% of the outstanding accounts receivable balance purchased. The Company expects this additional source of working capital to help significantly with the daily operations.

2.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The summary of significant accounting policies presented below is designed to assist in understanding the Company's consolidated financial statements. Such financial statements and accompanying notes are the representations of the Company's management, which is responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America (“GAAP”) in all material respects, and have been consistently applied in preparing the accompanying consolidated financial statements.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant inter-company accounts and transactions have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. Significant estimates and assumptions relate to the collectability of accounts receivable, the allowance for doubtful accounts, the deferred tax asset valuation allowance, and the realization of

ASSURED PHARMACY, INC. AND SUBSIDIARIES
FORMERLY KNOWN AS eRXSYS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

inventories and long-lived assets. Actual results could materially differ from these estimates.

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

During the year ended December 31, 2007, the Company purchased 99% of its inventory of its prescription drugs from one wholesale vendor. Management believes that the wholesale pharmaceutical and non-pharmaceutical distribution industry is highly competitive because of consolidation in the industry and the practice of certain large pharmacy chains to purchase directly from product manufacturers. Although management believes it could obtain the majority of its inventory from other distributors at competitive prices and with competitive payment terms, if its relationship with its primary wholesale drug vendor was terminated, there can be no assurance that the termination of such relationship would not adversely affect the Company.

Governmental Regulations

The pharmacy business is subject to extensive and often changing federal, state and local regulations, and the Company’s pharmacies are required to be licensed in the states in which they are located or do business. While management continuously monitors the effects of regulatory activity on the Company's operations and it currently has a pharmacy license for each pharmacy the Company operates, the failure to obtain or renew any regulatory approvals or licenses could adversely affect the continued operations of the Company's business.

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

ASSURED PHARMACY, INC. AND SUBSIDIARIES
FORMERLY KNOWN AS eRXSYS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

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

Accounts Receivable, non-current

As of December 31, 2007, the Company carries $49,868 of receivables which are over 180 days old. These receivables are primarily from the Workmen's Compensation Board of the State of California (“CA Board”). These receivables are due to disputes between the claimant and the employer, with the CA Board, known as “Green Liens”. The settlement period for such Green Lien cases takes anywhere from 1 year to 5 years. Management has classified such receivables as long term assets.

Allowance for Doubtful Accounts

The Company's accounts receivables are from reputable insurance companies. However, management periodically reviews the collectability of these accounts receivable and provides an allowance for doubtful accounts as management deems necessary. For the years ended December 31, 2007 and 2006, management provided approximately $177,000 towards such an allowance. During the year ended December 31, 2007, the Company has not made any additional provision, as management believes that the amounts provided are sufficient.

Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or estimated market, and consist primarily of pharmaceutical drugs. Market is determined by comparison with recent sales or net realizable value. Net realizable value is based on management's forecast for sales of its products or services in the ensuing years and/or consideration and analysis of changes in customer base, product mix, payor mix, third party insurance reimbursement levels or other issues that may impact the estimated net realizable value. Management regularly reviews inventory quantities on hand and records a reserve for shrinkage and slow-moving, damaged and expired inventory, which is measured as the difference between the inventory cost and the estimated market value based on management's assumptions about market conditions and future demand for its products. No provision has been made for excess or obsolete

ASSURED PHARMACY, INC. AND SUBSIDIARIES
FORMERLY KNOWN AS eRXSYS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

inventory at December 31, 2007 and 2006, respectively, as the amounts were insignificant to the accompanying financial statements. Should the demand for the Company's products prove to be less than anticipated, the ultimate net realizable value of its inventories could be substantially less than reflected in the accompanying consolidated balance sheet.

Inventories are comprised of brand and generic pharmaceutical drugs. Brand drugs are purchased primarily from one wholesale vendor and generic drugs are purchased from multiple wholesale vendors. The Company's pharmacies maintain a wide variety of different drug classes, known as Schedule II, Schedule III, and Schedule IV drugs, which vary in degrees of addictiveness.

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

Long Lived Assets

The Company adopted Statement of Financial Accounting Standard (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. If the cost basis of a long-lived asset is greater than the projected future undiscounted net cash flows from such asset, an impairment loss is recognized.

Impairment losses are calculated as the difference between the cost basis of an asset and its estimated fair value. SFAS No. 144 also requires companies to separately report discontinued operations, and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment or in a distribution to owners) or is classified as held for sale. Assets to be disposed of are reported at the lower of the carrying amount or the estimated fair value less costs to sell. The Company's long-lived assets consist of computers, software, office furniture and equipment, store fixtures and leasehold improvements on pharmacy build-outs are depreciated with useful lives varying from 3 to 10 years. Leasehold improvements are depreciated over the shorter of the useful life or the remaining lease term, typically 5 years. The Company assesses the impairment of these long-lived assets at least annually and makes adjustment accordingly.

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

ASSURED PHARMACY, INC. AND SUBSIDIARIES
FORMERLY KNOWN AS eRXSYS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

Intangible Assets

Statement of Financial Accounting standard No. 142, “Goodwill and Other Intangible Assets,” addresses how intangible assets that are acquired individually or with a group of other assets should be accounted for upon their acquisition and after they have been initially recognized in the financial statements. SFAS No. 142 requires that goodwill and identifiable intangible assets that have indefinite lives not be amortized but rather be tested at least annually for impairment, and intangible assets that have finite useful lives be amortized over their estimated useful lives.

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

The reported amounts of goodwill for each reporting unit are reviewed for impairment on an annual basis and more frequently when negative conditions such as significant current or projected operating losses exist. The annual impairment test for goodwill is a two-step process and involves comparing the estimated fair value of each reporting unit to the reporting unit’s carrying value, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered impaired, and the second step of the impairment test is unnecessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test would be performed to measure the amount of impairment loss to be recorded, if any. During the year ended December 31, 2006, the Company recorded goodwill of $607,816 in connection with its acquisition of the 49% interest in API. The Company’s annual impairment tests resulted in no goodwill impairment at December 31, 2007.

Advertising

The Company expenses the cost of advertising, including marketing and promotions, when incurred. Advertising costs for the year ended December 31, 2007 and December 31, 2006 were $8,679 and $478,523, respectively. When incurred, such expenses are included in selling, general and administrative expenses.

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

The Company accounts for shipping and handling fees and costs in accordance with EITF 00-10 “Accounting for Shipping and Handling Fees and Costs”. Such fees and costs are immaterial to the Company's operations.

Stock-based Employee Compensation

Effective January 1, 2006, the Company adopted the provisions of statement of Financial Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123 (R)”), which is a revision of SFAS No. 123. SFAS No. 123 (R) supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends FASB Statement No. 95, “Statement of Cash Flows.” Generally, the approach to accounting for share-based payments in SFAS No. 123 (R) is similar to the approach described in SFAS No. 123.

ASSURED PHARMACY, INC. AND SUBSIDIARIES
FORMERLY KNOWN AS eRXSYS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

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

Basic and Diluted Loss per Common Share

The Company computes loss per common share using SFAS No. 128 “Earnings Per Share”. Basic loss per share is computed by dividing net loss applicable to common shareholders by the weighted average number of common shares outstanding for the reporting period. Diluted loss per share reflects the potential dilution that could occur if securities or other contracts, such as stock options and warrants to issue common stock, were exercised or converted into common stock. Because the Company has incurred net losses and there are no dilutive potential common shares, basic and diluted loss per common share are the same. At December 31, 2007 and 2006 there were warrants exercisable for 6,955,833 and 10,576,708 shares of the Company’s common stock, respectively. In addition, at December 31, 2007 and 2006 there were options exercisable into 6,831,666 and 6,136,666 shares of the Company's common stock, respectively.

Income Taxes

The Company accounts for income taxes under the provisions of SFAS No. 109, “Accounting for Income Taxes.” SFAS No. 109 requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or income tax returns. Under this method deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates for the year in which the differences are expected to reverse.

Fair Values of Financial Instruments

Management believes that the carrying amounts of the Company's financial instruments, consisting primarily of cash, accounts receivable, accounts payable and accrued liabilities, and notes payable

ASSURED PHARMACY, INC. AND SUBSIDIARIES
FORMERLY KNOWN AS eRXSYS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

approximated their fair values at December 31, 2007 and 2006, due to their short-term nature.

Management also believes that the December 31, 2007 and 2006 interest rate associated with the notes payable approximates the market interest rate for this type of debt instrument and as such, the carrying amount of the notes payable approximates its fair value.

The fair values of related party transactions are not determinable due to their related party nature.

3.      PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31, 2007 and 2006:

	2007	2006

Furniture and equipment	$42,191	$29,681
Computer equipment and
information systems	487,781	403,278
Leasehold improvements	312,067	296,695
	842,039	729,654
Less: accumulated depreciation and
amortization	(468,078)	(286,715)
	$373,961	$442,939

Depreciation and amortization for the years ended December 31, 2007 and 2006 was $181,362 and $133,500 respectively.

4.      NOTES PAYABLE TO RELATED PARTIES AND STOCKHOLDERS

TAPG Note

In January 2005, the Company entered into an agreement with TAPG where TAPG was to advance $270,000 in connection with establishing pharmacies in the Pacific Northwest of the United States (see Note 1). The note accrues interest at a fixed rate of 7% per annum. The note is secured by the assets of APN's pharmacies, in which the Company holds a controlling interest. The note matured in January 2006 and was not extended. As of December 31, 2007, $20,000 is outstanding under this note. The Company intends to retire the remaining balance due in 2008.

TPG Note

On December 15, 2006, we entered into a Purchase Agreement with TPG and acquired all of its right, title and interest in 49 shares of common stock of API for $460,000 and 50,000 shares of our common stock. The cash component of the purchase price is payable as follows:

1.	$15,000 was paid on or about December 15, 2006;

2.	Eleven (11) consecutive monthly installments of $5,000 were paid during year ended December 31, 2007;

3.	Fourteen (14) consecutive monthly installments of $15,000 payable on or before the 15th of each month commencing in December 2007 through January 2009; and

ASSURED PHARMACY, INC. AND SUBSIDIARIES
FORMERLY KNOWN AS eRXSYS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

4.	$180,000, payable together with interest at the rate of prime plus 2% per annum, payable on or before February 15, 2009.

          As of December 31, 2007, the outstanding balance on this note was $375,000.

Convertible Loans

VVPH Inc. Loans

During the first quarter of 2005, the Company entered into a ninety-day note payable to VVPH Inc. for $50,000. During the first quarter of 2006, the Company extended this agreement to January 31, 2007. VVPH Inc. also agreed to convert accrued interest of $1,907 to principal. The Company repaid this note fully on July 7, 2007.

On January 21, 2006, the Company entered into two (2) additional loan agreements with VVPH Inc. Under the terms of these agreements, the Company received a twelve month loan of $600,000 extendable for an additional twelve (12) month period by mutual consent. The loan has an interest rate of 15% per annum to be paid in monthly installments. In March 2007, the parties entered into a modification and extension agreement to further extend the maturity dates of these loan agreements to January 2008 and modify the interest rates on these loans to 12% per annum. The Company has repaid $175,000 on this loan.

On May 2, 2007, the Company entered into an additional loan agreement with VVPH Inc. Under the terms of this loan agreement, the Company received a twelve month loan of $75,000 extendable for an additional twelve month period by mutual consent. The loan has an interest rate of 12% per annum to be paid in monthly installments.

On August 15, 2007, the Company entered into an additional loan agreement with VVPH Inc. Under the terms of this loan agreement, the Company received a twelve month loan of $50,000 extendable for an additional twelve month period by mutual consent. The loan has an interest rate of 12% per annum to be paid in monthly installments.

On October 23, 2007, the Company entered into an additional loan agreement with VVPH Inc. Under the terms of this loan agreement, the Company received a twelve month loan of $70,000 extendable for an additional twelve month period by mutual consent. The loan has an interest rate of 12% per annum to be paid in monthly installments.

Pursuant to the terms of these agreements, VVPH Inc. has a continuing conversion right during the term to convert all or a portion of the then outstanding amount of the obligations into a number of shares of the Company's common stock determined at a conversion price equal to the rolling seven trading day weighted average closing bid price for the Company’s common stock on the OTCBB (or such other equivalent market on which the Company’s common stock is quoted) calculated as of the trading day immediately preceding the date the conversion right is exercised. The agreements provide that the conversion price shall not be less than $0.40 or more than $0.80 and VVPH Inc shall be entitled to piggyback registration rights upon exercise of this conversion right.

As of December 31, 2007, the outstanding balances on these notes amounted to $620,000 along with accrued interest in the amount of $74,564.

ASSURED PHARMACY, INC. AND SUBSIDIARIES
FORMERLY KNOWN AS eRXSYS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

Brockington Securities, Inc. Loans

On April 19, 2007, the Company entered into a loan agreement with Brockington Securities Inc. (“Brockington”). Under the terms of the agreement the Company received a twelve month loan of $93,000 extendable for an additional twelve month period by mutual consent. The loan had an interest rate of 12% per annum to be paid in monthly installments. Brockington is a related party because its President is also an officer and director of the Company. The Company has repaid $50,000 on this loan as of December 31, 2007.

On August 1, 2007, the Company entered into another loan agreement with Brockington. Under the terms of this agreement the Company received a twelve month loan of $50,000 extendable for an additional twelve month period by mutual consent. The loan has an interest rate of 12% per annum to be paid in monthly installments.

On November 19, 2007, the Company entered into an additional loan agreement with Brockington. Under the terms of this loan agreement, the Company received a twelve month loan of $100,000 extendable for an additional twelve month period by mutual consent. The loan has an interest rate of 12% per annum to be paid in monthly installments.

Pursuant to the terms of these agreements, Brockington has a continuing conversion right during the term to convert all or a portion of the then outstanding amount of the obligations into a number of shares of the Company's common stock determined at a conversion price equal to the rolling seven (7) trading day weighted average closing bid price for the Company’s common stock on the OTCBB (or such other equivalent market on which the Company’s common stock is quoted) calculated as of the trading day immediately preceding the date the conversion right is exercised. The agreements provide that the conversion price shall not be less than $0.40 or more than $0.80 and Brockington shall be entitled to piggyback registration rights upon exercise of this conversion right.

As of December 31, 2007, the outstanding balance on these notes amounted to $193,000 along with accrued interest in the amount of $11,316.

Sheth Loan

On May 25, 2007, the Company entered into a loan agreement with Mr. Haresh C. Sheth, the Company’s Chief Financial Officer and a member of its board of directors. Under the terms of this agreement, the Company received a twelve month loan of $25,000 extendable for an additional twelve month period by mutual consent. The loan had an interest rate of 12% per annum to be paid in monthly installments. The Company has fully repaid this loan.

On August 1, 2007, the Company entered into another loan agreement with Mr. Sheth. Under the terms of this agreement, the Company received a twelve month loan of $25,000 extendable for an additional twelve month period by mutual consent. The loan had an interest rate of 12% per annum to be paid in monthly installments. The Company has fully repaid this loan.

On October 23, 2007, the Company entered into another loan agreement with Mr. Sheth. Under the terms of this agreement, the Company received a twelve month loan of $50,000 extendable for an additional twelve (12) month period by mutual consent. The loan had an interest rate of 12% per annum to be paid in

ASSURED PHARMACY, INC. AND SUBSIDIARIES
FORMERLY KNOWN AS eRXSYS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

monthly installments. The Company has fully repaid this loan.

On November 16, 2007, the Company entered into another loan agreement with Mr. Sheth. Under the terms of this agreement, the Company received a twelve month loan of $100,000 extendable for an additional twelve month period by mutual consent. The loan had an interest rate of 12% per annum to be paid in monthly installments. The Company has fully repaid this loan.

Pursuant to the terms of these agreements, Mr. Sheth has a continuing conversion right during the term to convert all or a portion of the then outstanding amount of the obligations into a number of shares of the Company's common stock determined at a conversion price equal to the rolling seven (7) trading day weighted average closing bid price for the Company’s common stock on the OTCBB (or such other equivalent market on which the Company’s common stock is quoted) calculated as of the trading day immediately preceding the date the conversion right is exercised. The agreements provide that the conversion price shall not be less than $0.40 or more than $0.80 and Mr. Sheth shall be entitled to piggyback registration rights upon exercise of this conversion right.

As of December 31, 2007, the Company owes $3,954 of interest on these notes.

Woodfield Capital Services Inc

On July 10, 2007, the Company entered into a loan agreement with Woodfield Capital Services Inc. (“Woodfield”) Under the terms of this agreement, the Company received a twelve month loan of $150,000 at an interest rate of 12% per annum, with interest payable on a monthly basis. Woodfield is a related party as its President is an officer and director of the Company.

Pursuant to the terms of this agreement, Woodfield has a continuing conversion right during the term to convert all or a portion of the then outstanding amount of the obligations into a number of shares of the Company's common stock determined at a conversion price equal to the rolling seven (7) trading day weighted average closing bid price for the Company’s common stock on the OTCBB (or such other equivalent market on which the Company’s common stock is quoted) calculated as of the trading day immediately preceding the date the conversion right is exercised. The agreement provides that the conversion price shall not be less than $0.40 or more than $0.80 and Woodfield shall be entitled to piggyback registration rights upon exercise of this conversion right.

As of December 31, 2007, the outstanding balance on this note was $150,000 along with accrued interest in the amount of $8,585.

Weil Consulting

On August 14, 2007, the Company entered into a loan agreement with Weil Consulting (“Weil”). Under the terms of this agreement, the Company received a twelve month loan of $100,000 at an interest rate of 12% per annum, with interest payable on a monthly basis.

Pursuant to the terms of this agreement, Weil has a continuing conversion right during the term to convert all or a portion of the then outstanding amount of the obligations into a number of shares of the Company's common stock determined at a conversion price equal to the rolling seven (7) trading day weighted average closing bid price for the Company’s common stock calculated as of the trading day immediately preceding the date the Conversion Right is exercised. The agreement provides that the conversion price shall not be less than $0.40 or more than $0.80 and Weil shall be entitled to piggyback registration rights upon exercise of this conversion right.

ASSURED PHARMACY, INC. AND SUBSIDIARIES
FORMERLY KNOWN AS eRXSYS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

As of December 31, 2007, the outstanding balance on this note was $100,000 along with accrued interest in the amount of $5,694.

5.      UNSECURED CONVERTIBLE DEBENTURE NOTES

During the year ended December 31, 2007, the Company raised $1,875,000 by issuing unsecured convertible debentures carrying an interest rate of 18% per annum. Debentures worth $1,958,500 which expired at various times during the year were renewed for a term of one year.

The number of shares to be issued in payment of the interest is to be calculated based upon the average closing price for the Company’s common stock on the OTCBB for the five consecutive trading days preceding the issuance date. The Company issued 420,241 shares against debenture interest as of December 31, 2007. The debentures provided that interest is payable in the shares of common stock of the Company.

The Company is obligated to issue as of December 31, 2007 a further 1,834,155 shares of its common stock as payment of interest on the debentures. The debenture holders have the right to convert their debentures into fully paid non-assessable shares of common stock at $0.40 and received warrants to purchase one share of common stock for every two converted debenture shares at an exercise price of $0.60 exercisable for two years after the conversion date and to purchase one share of common stock for every two converted debenture shares at an exercise price of $0.80 exercisable for three years after the conversion date.

6.      EQUITY TRANSACTIONS

Common Stock

In January 2007, the Company issued 75,000 shares of its common stock, valued at $24,750 (calculated based upon average closing price for the Company’s common stock on the OTCBB for the five consecutive trading days preceding the issuance date) to a consultant in exchange for services rendered.

In February 2007, the Company issued 300,000 shares of its common stock to outside members of its board of directors in consideration for services rendered as a member of the board. These shares were valued at $120,000 (estimated to be the fair value based on the trading price on the issuance date). As a result of the issue of shares, the Company debited director fees expense and credited common stock for $300 and paid in capital for $119,700.

In January 2007, the Company issued 100,000 shares of its common stock, valued at $35,000 (estimated to be the fair value based on the trading price on the issuance date), and accompanied with warrants to purchase 100,000 shares of common stock, exercisable at $0.60 per share until December 31, 2009, and warrants to purchase 100,000 shares of its common stock, exercisable at $0.80 per share until December 31, 2009 to a consultant in exchange for services rendered.

In June 2007, the Company issued 250,000 shares of its common stock, valued at $72,500 (calculated based upon average closing price for the Company’s common stock on the OTCBB for the five consecutive trading days preceding the issuance date) to a consultant in exchange for services rendered.

ASSURED PHARMACY, INC. AND SUBSIDIARIES
FORMERLY KNOWN AS eRXSYS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

In view of a Waiver and Release agreement entered in to with a consultant in February 2007, the Company cancelled 250,000 shares valued at $70,000 (the consideration value for the issue of shares). As a result of the cancellation of shares, the Company debited common stock and additional paid in capital for $250 and $69,750 respectively and credited consulting expense for $70,000.

On July 17, 2006, the Company amended its Articles of Incorporation to increase the number of authorized shares of common stock available for issuance from 70,000,000 to 150,000,000, par value of $0.001 per share.

During the three months ended March 31, 2006, the Company sold 156,250 units at $0.80 per unit, or an aggregate of $125,000 in proceeds, to accredited investors in a private equity offering. Each unit consists of two (2) shares of its common stock and one (1) warrant to purchase one (1) share of its common stock at an exercise price of $0.60 exercisable for thirty six (36) months after the acceptance date of the subscription.

During the three months ended March 2006, the Company entered into debt conversion agreements with two lenders converting the total principal balances of $425,000 into 1,062,500 shares of its common stock.

During the three months ended March 2006, the Company issued 625,000 shares of its common stock to three (3) consultants in connection with service agreements with various ending dates. Such stock was valued at $254,250 (estimated to be the fair value based on the trading price on the issuance date). As a result of these transactions, the Company recorded a debit to deferred compensation of $254,250 and a credit to common stock and additional paid-in capital of $625 and $253,625, respectively.

During the three months ended June 30, 2006, the Company issued 750,000 shares of its common stock to 3 (three) consultants in connection with the existing service agreements with various ending dates. Such stock was valued at $350,000 (estimated to be the fair value based on the trading price on the issuance date). As a result of these transactions, the Company recorded a debit to deferred compensation of $350,000 and a credit to common stock and additional paid-in capital of $750 and $349,250 respectively.

During the three months ended June 30, 2006, the Company sold 1,968,750 units at $0.80 per unit, or an aggregate of $1,575,000 in proceeds, to accredited investors in a private equity offering. Each unit consists of two (2) shares of its common stock and one (1) warrant to purchase one (1) share of its common stock at an exercise price of $0.60 exercisable for thirty six (36) months after the acceptance date of the subscription.

During the three months ended September 30, 2006, the Company issued 590,000 shares of its common stock to two consultants in connection with the existing service agreements with various ending dates. Such stock was valued at $246,400 (estimated to be the fair value based on the trading price on the issuance date). The Company recorded $199,500 as deferred compensation, and $7,000 as consulting expense. As a result of these transactions, the Company recorded a debit to deferred compensation and consulting expense of $239,400 and $7,000, respectively and, a credit to common stock and additional paid-in capital of $590 and $238,810 respectively.

During the three months ended September 30, 2006, the Company sold 87,500 units at $0.80 per unit, or an aggregate of $70,000 in proceeds, to accredited investors in a private equity offering. Each unit consists of two (2) shares of its common stock and one (1) warrant to purchase one (1) share of

ASSURED PHARMACY, INC. AND SUBSIDIARIES
FORMERLY KNOWN AS eRXSYS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

its common stock at an exercise price of $0.60 exercisable for thirty six (36) months after the acceptance date of the subscription.

During the three months ended December 31, 2006, the Company issued 250,000 shares of its common stock to two consultants in connection with the existing service agreements with various ending dates. Such stock was valued at $89,500 (estimated to be the fair value based on the trading price on the issuance date). As a result of these transactions, the Company recorded a debit to deferred compensation of $89,500 and a credit to common stock and additional paid-in capital of $250 and $89,250 respectively.

During three months ended December 31, 2006, one (1) investor exercised 250,000 warrants to purchase 250,000 shares of its common stock at an exercise price of $0.60 for total consideration of $150,000.

During three months ended December 31, 2006, the Company issued 50,000 shares of its common stock to TPG as a part of agreement to acquire 49% of API. These shares were valued at $19,500.

During three months ended December 31, 2006, the Company issued 1,011,373 shares of its common stock in lieu of the total interest of $352,350, due to the convertible Debenture note holders .

Warrants

During the year ended December 31, 2006, in connection with a private placement, the Company issued warrants to purchase 2,212,500 shares of the Company’s common stock at an exercise price of $0.60 exercisable for thirty-six months after October 2008. The estimated fair value based of these warrants was determined by $310,512 based on the Black-Scholes pricing model on the issuance date, assuming that there will be no dividends, using the 3 year exercisable period, a risk-free interest rate of 4.00%, and an expected volatility of 65.7% based upon the historical volatility of the Company’s common stock.

During the year ended December 31, 2007, the Company issued warrants to a consultant to purchase 100,000 shares of its common stock at an exercise price of $0.60 exercisable for 36 months after January 2007. The estimated fair value of these warrants was determined to be $9,965 based on the Black-Scholes pricing model on the issuance date, assuming that there will be no dividends, using the 3 year exercisable period, a risk-free interest rate of 4.88%, and an expected volatility of 53.61% based upon the historical volatility of the Company’s common stock.

During the year ended December 31, 2007, the Company issued warrants to a consultant to purchase 100,000 shares of its common stock at an exercise price of $0.80 exercisable for 36 months after January 2007.The estimated fair value of these warrants was determined to be $7,040 based on the Black-Scholes pricing model on the issuance date, assuming that there will be no dividends, using the 3 year exercisable period, a risk-free interest rate of 4.88%, and an expected volatility of 53.61% based upon the historical volatility of the Company’s common stock.

ASSURED PHARMACY, INC. AND SUBSIDIARIES
FORMERLY KNOWN AS eRXSYS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

A summary of the warrants issued is presented in the table below:

		Weighted-
		Average
	Number of	Exercise
	Shares	Price
Outstanding and exercisable at
January 1, 2006	7,480,875	$0.70

Granted	2,212,500	$0.70
Exercised, cancelled, forfeited or
expired	(250,000)	$0.70
Outstanding and exercisable at
January 1, 2007	9,443,375	$0.70
Granted	200,000	$0.70
Exercised, cancelled, forfeited or
expired	(4,102,125)	$0.70
Outstanding and exercisable at
December 31, 2007	5,541,250	$0.70

The following tables summarize information about warrants outstanding and exercisable as of December 31, 2007:

	Outstanding			Exercisable
			Weighted-			Weighted-
Range		Weighted-	Average		Weighted-	Average
of		Average	Remaining		Average	Remaining
Exercise	Number	Exercise	Life	Number	Exercise	Life
Price	of Shares	Price	(Years)	of Shares	Price	(Years)

$0.60-
$1.25	5,541,250	$0.70	1.39	5,541,250	$0.70	1.39

The weighted average fair value of warrants granted during the years ended December 31, 2007 and 2006 were $0.70 and $1.01, respectively.

Stock options

During the year ended November 30, 2003, the Company’s Board of Directors approved an Incentive Stock Option Plan (“ISOP”) to grant options to its key personnel. There are two types of options that can be granted under the ISOP: i) options intended to qualify as incentive stock options under Section 422 of the Internal Revenue Code (“Qualified Stock Options”), and ii) options not specifically qualified for favorable income tax treatment under the Internal Revenue Code (“Non-Qualified Stock Options”). The ISOP is administered by the Company’s board of directors or the compensation committee (the “Administrator”). The Company is authorized to grant qualified stock options to any of its employees or directors.

ASSURED PHARMACY, INC. AND SUBSIDIARIES
FORMERLY KNOWN AS eRXSYS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

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

During 2007, the Company granted options to purchase 750,000 shares of common stock to an officer. The stock options have an exercise price of $0.60 per share exercisable for a period of 36 months from the date of issuance. Such stock options are exercisable for a period of 3 years from the date of issuance. The estimated fair value of these warrants was determined to be $74,734 based on the Black-Scholes pricing model on the issuance date, assuming that there will be no dividends, using the 3 year exercisable period, a risk-free interest rate of 4.88%, and an expected volatility of 53.61% based upon the historical volatility of the Company’s common stock. The Company incurred a non cash charge to earnings of approximately $21,000, which is reflected in consulting and other compensation expense.

During the year ended December 31, 2006, the Company issued options to purchase 1,133,334 shares of its common stock to an officer of the Company. Such warrants were valued at $373,097 (estimated to be the fair value based on the Black-Scholes pricing model on the issuance date). One half of such warrants vested immediately and the rest vested in 2007. The Black-Scholes computation was made assuming that there will be no dividends, using the 17 month exercisable period, a risk-free interest rate of 5.14%, and an expected volatility of 79.5% based upon the historical volatility of the Company’s common stock.

In May, 2006, the Company cancelled 1,133,334 options granted to Janus Financial Services, Inc. The President of Janus Financial Services, Inc. is a Chief Financial Office and former Chief Operating Officer of the Company.

In addition, options to purchase 30,000 shares of common stock issued to employees had expired.

The following tables summarize information concerning outstanding stock options as of December 31, 2007 and 2006:

ASSURED PHARMACY, INC. AND SUBSIDIARIES
FORMERLY KNOWN AS eRXSYS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

		Weighted-
		Average
	Number of	Exercise
	Shares	Price
Options outstanding and
exercisable at
January 1, 2006	7,300,000	$0.60
Granted	1,133,334	$0.60
Cancelled, forfeited or expired	(1,163,334)	$0.60
January 1, 2007	7,270,000	$0.60
Granted	750,000	$0.60
Cancelled, forfeited or expired	(55,000)	$0.60
Options outstanding and
exercisable at
December 31, 2007	7,965,000	$0.60

	Outstanding			Exercisable
			Weighted-			Weighted-
Range		Weighted-	Average		Weighted-	Average
of		Average	Remaining		Average	Remaining
Exercise		Exercise	Life		Exercise	Life
Price	Number of Shares	Price	(Years)	Number of Shares	Price	(Years)

$0.60	7,965,000	$0.60	6.95	7,965,000	$0.60	6.95

The weighted average fair value of options granted was $0.60 for the years ended December 31, 2007 and 2006, respectively.

7.      COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company occupies buildings and retail space under operating lease agreements expiring on various dates through January 2012 with monthly payments ranging from approximately $1,400 to $2,800.

Certain leases include future rental escalations and renewal options.

As of December 31, 2007, future minimum payments under operating leases were as follows:

For the years ending December 31,
2008	$222,000
2009	$135,000
2010	$75,000
2011	$61,000
Thereafter	$16,000
$509,000

Total rent expense for the years ended December 31, 2007 and December 31, 2006 was $ 244,874 and $201,788, respectively.

ASSURED PHARMACY, INC. AND SUBSIDIARIES
FORMERLY KNOWN AS eRXSYS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

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

8.      LOSS PER COMMON SHARE

The following is a reconciliation of the numerators and denominators of the basic and diluted loss per common share computations for the years ended:

	December 31
	2007	2006
Numerator for basic and diluted loss per
common share:
Net loss to common stockholders	($3,272,818)	($4,501,839)

Denominator for basic and diluted loss per
common share:
Weighted average number of shares
outstanding	53,969,551	52,013,352

Basic and diluted loss per common share	($0.06)	($0.09)

Due to their anti-dilutive effect, the following potential common shares have been excluded from the computation of diluted earnings per share:

	2007	2006
Warrants	5,541,250	10,576,709
Stock options	7,965,000	6,136,666
Convertible notes	9,583,750	9,792,500
Total	23,090,000	26,505,874

ASSURED PHARMACY, INC. AND SUBSIDIARIES
FORMERLY KNOWN AS eRXSYS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

9.      INCOME TAXES

A reconciliation of the provision (benefit) for income taxes with amounts determined by applying statutory U.S. income tax rate to income taxes is as follows:

	2007	2006
US Federal Statutory tax at 34%	$(939,733)	$(1,453,500)
State Taxes, net of federal benefit	(295,000)	(405,000)
Valuation Allowance	1,234,733	1,858,508
Provision for income taxes	$-	$-

Due to losses incurred for the years ended December 31, 2007 and 2006, there is no current provision for income taxes

Deferred tax assets consist of the following at December 31, 2007 and 2006:

	2007	2006
Net operating loss carried forward	$7,148,000	$5,846,086
Depreciable assets	-	3,355
Accounts receivable	-	71,039
Valuation Allowance	7,148,000	5,920,480
Deferred tax assets	(7,148,000)	(5,920,480)
	$-	$-

Based upon the net operating losses incurred since inception, management has determined that it is more likely than not that the deferred tax assets as of December 31, 2007 will not be recognized. Consequently, the Company has established a valuation allowance against the entire deferred tax assets.

As of December 31, 2007, the Company has federal and state net operating losses of approximately $17,800,000 that expire from 2022 to 2027.

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

10.      SUBSEQUENT EVENTS:

Issue of Unsecured convertible debentures

The Company raised $50,000 on January 29, 2008 and $200,000 on February 11, 2008 by issuing unsecured convertible debentures (“Debentures”) expiring on March 31, 2008 carrying an interest rate of 18% per annum. The Debentures provide that interest is payable in the shares of the Company's common stock.

The number of shares to be issued in payment of the interest is to be calculated based upon average closing price for the Company’s common stock on the OTCBB for the five consecutive trading days preceding the issuance date.

The Company is obligated to issue 45,441 shares of common stock as payment of interest on these Debentures. The Debenture holders have the right to convert their Debenture into fully paid non-

ASSURED PHARMACY, INC. AND SUBSIDIARIES
FORMERLY KNOWN AS eRXSYS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

assessable shares of common stock at $0.40 and for every two shares converted receive one warrant to purchase one (1) share of common stock at an exercise price of $0.60 exercisable for two (2) years after the conversion date and to purchase one (1) share of common stock at an exercise price of $0.80 exercisable for three (3) years after the conversion date.

Accounts Receivable Purchase Agreement

On March 1, 2008, the Company entered into an Accounts Receivable Purchase Agreement (the “Purchase Agreement”) with Horizon International Investments LLC (the "Purchaser"), pursuant to which the Company has agreed to sell certain of its accounts receivable to the purchaser on a weekly basis during the one-year term of the Purchase Agreement for a purchase price equal to eighty per cent (80%) of the outstanding balance of the accounts receivable purchased. The aggregate amount of the purchase prices paid for accounts receivable, less amounts collected by the purchaser, may not at any time exceed the sum of $650,000. Upon payment of a purchased account receivable, the purchaser will be reimbursed for the purchase price of the account receivable, together with a commission. The balance of any payments will be remitted to the Company. The commissions are equal to a percentage of the original outstanding balance of the relevant account receivable. The actual percentage is a function of the number of days elapsed from the date of the purchase of the account receivable to the date of payment. The percentages range from 1.65% for accounts receivable paid within 30 days after the date of purchase up to 4.95% for those paid more than 75, but less than 90, days after the date of purchase. If a purchased account receivable has not been paid within 90 days, an additional commission of 1% is added for each additional 15-day period until payment is made. If an account receivable has not been paid within 120 days after the date of purchase, the Company is required to repurchase that account receivable for a price equal to the sum of the purchase price originally paid by the purchaser, plus a commission in the amount of 6.95% of the original outstanding balance of the account receivable.

Appointment of Director on Board

On February 22, 2008, the Board of Directors appointed Ameet Shah to fill a vacancy on the Board. Mr. Shah, is the Managing Partner of Mosaic Capital Advisors and the Mosaic Private Equity family of funds. The Mosaic funds hold 18% convertible debentures in the aggregate principal amount of $1,733,500. These debentures are convertible into an aggregate of 4,333,750 shares of common stock of the Company. In addition, these funds hold 6,039,172 outstanding shares of common stock and warrants to purchase an aggregate of 4,333,750 shares of common stock of the Company.

Consolidation of Portland, Oregon Pharmacies

Subsequent to year end the Company has consolidated the operations of two pharmacies located in Portland, Oregon. This consolidation will allow the Company to further leverage our existing infrastructure and is expected to result in a reduction of costs.

11.      RESTATEMENT AND RECLASSIFICATION OF CERTAIN EQUITY ACCOUNTS

The Company executed two debt-extinguishment transactions in calendar year 2005. In connection with these transactions, the former creditors returned a total of approximately 10.9 million shares of common stock to the Company’s treasury. As required by GAAP, the Company’s consolidated statement of operations for the year ended December 31, 2005 reported gain/loss on such transactions. This gain/loss was determined in part based on measuring the aforementioned shares of treasury stock at par value; thus, the

ASSURED PHARMACY, INC. AND SUBSIDIARIES
FORMERLY KNOWN AS eRXSYS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

Company’s accounting does not attribute any gain or loss (to any material extent) to the treasury stock elements of the transactions.

Upon further review, in January 2008, management determined that GAAP which governs nonmonetary transactions requires the treasury stock described above to be accounted for at estimated fair value. As a result, the accompanying December 31, 2006 consolidated balance sheet has been restated to increase both treasury stock and additional paid-in capital by approximately $2,849,000. Since GAAP prohibits the recognition of any “gain” on treasury stock transactions, this adjustment did not affect the Company’s December 31, 2005 consolidated statement of operations. In addition, because the aforementioned retroactive adjustment only affected equity accounts, the net impact on the Company’s previously reported total stockholders’ deficit was nil.

In addition, $553,587 of deferred compensation that was outstanding at December 31, 2005 was reclassified into the applicable equity accounts to conform to the 2006 presentation.

ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

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

          During the years ended December 31, 2005 and December 31, 2004, and through the subsequent period ended April 5, 2006, Squar Milner did not advise us with respect to any of the matters described in paragraphs (a)(1)(iv)(A) or (B) of Item 304 of Regulation S-B except as follows: On March 30, 2006, Squar Milner advised our board of directors about a material weakness in the internal control that we do not have sufficient staffing in the financial reporting and accounting departments regarding the specialized knowledge and expertise in accounting principles generally accepted in the United States (“GAAP”) that is necessary to (i) prevent errors in financial reporting and related disclosures and (ii) otherwise comply with accounting pronouncements.

ITEM 8A(T) – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

          The Company’s management, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of December 31, 2007. Based on that evaluation and the material weaknesses noted below, management concluded that the disclosure controls and procedures were not effective as of December 31, 2007.

Management’s Annual Report on Internal Control over Financial Reporting

          The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rule 13a-15(f). The Company’s internal control system is a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles (U.S. GAAP).

          The Company’s internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that receipts and expenditures are being made only in accordance with the authorization of its management and directors; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on its consolidated financial statements.

          Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

          Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. In making this assessment, the Company used the control criteria framework of the Committee of Sponsoring Organizations of the Treadway Commission published in its report entitled Internal Control — Integrated Framework. As a result of its assessment, management identified a material weakness in the Company’s internal control over financial reporting. Based on the weakness identified as described below, management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2007.

          A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that, there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. As a result of its assessment, management identified the following material weaknesses in internal control over financial reporting as of December 31, 2007:

          •          While there were internal controls and procedures in place that relate to financial reporting and the prevention and detection of material misstatements, these controls did not meet the required documentation and effectiveness requirements under the Sarbanes-Oxley Act (“SOX”) and therefore, management could not certify that these controls were correctly implemented. As a result, it was management’s opinion that the lack of documentation did warrant a material weakness in the financial reporting process.

          This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

/s/ Robert DelVecchio
Chief Executive Officer

/s/ Haresh Sheth
Chief Financial Officer

Remediation of Material Weakness

          During 2008, the Company will implement the following remediation activities to materially improve, or are reasonably likely to improve, the Company’s internal control over financial reporting:

          Utilize external consultants to assist in the implementation and design of policies and procedures to meet the required documentation and effectiveness requirements under the Sarbanes-Oxley Act (“SOX”) and adequately address the lack of segregation of duties within the financial reporting process.

          Even with these changes, due to the increasing number and complexity of pronouncements, emerging issues and releases, and reporting requirements and regulations, we expect there will continue to be some risk related to financial disclosures. We believe that such risks have been reasonably mitigated following our implementation of the Sarbanes-Oxley Act requirements in late 2007 and our remediation plans that will be implemented during 2008. However, the process of identifying risk areas and implementing financial disclosure controls and internal controls over financial reporting required under the Sarbanes-Oxley Act continues to be complex and subject to significant judgment and may result in the identification in the future of areas where we may need additional resources. Additionally, due to the complexity and judgment involved in this process, we cannot guarantee we may not find or have pointed out to us either by internal or external resources, or by our auditors following the implementation of the external auditor requirement for their independent assessment of our controls, additional areas needing improvement or resulting in a future assessment that our controls are or have become ineffective as a result of overlooked or newly created significant deficiencies or unmitigated risks.

Changes in Internal Control Over Financial Reporting

          During the quarter ended December 31, 2007, there were no changes in internal control that materially affected or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 8B – OTHER INFORMATION

          The following disclosure would have otherwise been filed on Form 8-K under the heading “Item 2.03 - Creation of a Direct Financial Obligation or an Obligation under an Off-Balance Sheet Arrangement of a Registrant” and “Item 3.02 – Unregistered Sales of Equity Securities.”

          As of December 31, 2007, we are obligated under the terms of previous debentures that matured and were renewed, to issue an aggregate of 1,444,124 shares of our common stock as payment of interest.

          During the fiscal year ended December 31, 2007 and December 31, 2006, we entered into convertible loan agreements in the aggregate principal amount of $1,488,000 at interest rates ranging from 12% to 15% per annum. As of December 31, 2007, the principal amount of $1,063,000 is outstanding. Pursuant to the terms of these agreements, the note holder has a continuing conversion right during the term to convert all or a portion of the then outstanding amount of the obligations into a number of shares of our common stock determined at a conversion price equal to the rolling seven (7) trading day weighted average closing bid price for our common stock on the OTCBB (or such other equivalent market on which the Company's common stock is quoted) calculated as of the trading day immediately preceding the date the conversion right is exercised. The agreements provide that the conversion price shall not be less than $0.40 or more than $0.80 and the note holder shall be entitled to piggyback registration rights upon exercise of this conversion right.

          During the three months ended December 31, 2007, we issued unsecured convertible debentures carrying an interest rate of 18% per annum and raised total proceeds of $ 950,000. The debentures mature on March 31, 2008. The debentures provide that all the interest is payable solely in the shares of our common stock on the issuance date. As of December 31, 2007, we are obligated to issue 260,570 shares of common stock as payment of total interest on the debentures. The number of shares issued as interest was calculated based upon average closing price for our common stock on NASD OTCBB for the five (5) consecutive trading days preceding the issuance date. The debenture holders have the right to convert their debenture into fully paid non-assessable shares of our common stock at $0.40. Upon any conversion of the debentures, the debenture holders will also be issued Common Stock Purchase Class A Warrants to purchase one (1) share of common stock at an exercise price of $0.60 exercisable for two (2) years after the conversion date and Common Stock Purchase Class B Warrants to purchase one (1) share of common stock at an exercise price of $0.80 exercisable for three (3) years. One Class A Warrant and one Class B Warrant will be issued for each two shares of common stock issued upon conversion of the debentures.

PART III

ITEM 9 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE  ACT

Directors and Executive Officers

          The following information sets forth the names of our directors and named executive officers, their ages and their present positions with the Company as of March 13, 2008.

Name	Age	Position(s) and Office(s) Held
Robert DelVecchio	43	Chief Executive Officer & Director
James Manfredonia	46	Director
Richard Falcone	54	Director
Ameet Shah	35	Director
Haresh Sheth	58	Chief Financial Officer & Director
John Eric Mutter	49	Chief Technology Officer

          Set forth below is a brief description of the background and business experience of each of our current executive officers and directors.

          Robert DelVecchio. On February 3, 2005, our board of directors appointed Mr. Robert DelVecchio to serve as Chief Executive Officer. Mr. DelVecchio was appointed as a member of the board of directors on March 31, 2005. Mr. DelVecchio previously served as our Chief Financial Officer from March 2005 to December 2006. Since 1995, Mr. DelVecchio has acted as Chief Executive Officer and President of Brockington Securities, Inc., a broker-dealer who is a member of the FINRA.

          James Manfredonia. Mr. Manfredonia was appointed to our board of directors in June 2004. Since 2002, Mr. Manfredonia has served as manager of listed equity trading and New York Stock Exchange operations at Bear Stearns. Mr. Manfredonia currently serves as the Chairman of the New York Stock Exchange Upstairs Traders Advisory Committee and as a member of the Market Performance Committee of the New York Stock Exchange. Prior to joining Bear Stearns, Mr. Manfredonia worked for ten years at Merrill Lynch where he managed the listed trading desk with additional responsibilities for NASDAQ, portfolio trading, sales trading, and NYSE staff. Mr. Manfredonia was the founding general partner of Blair Manfredonia Limited Partners, a hedge fund/broker-dealer. Mr. Manfredonia has also worked at Lehman Brothers, Salomon Brothers, and Drexel Burnham.

          Richard Falcone. Mr. Falcone was appointed to our board of directors in July 2004. From February 2006 to December 2006, Mr. Falcone served as President and Chief Executive Officer of Tasker Capital Corp. Mr. Falcone also served as Chairman of the Board of Tasker Capital Corp. from May 2006 to December 2006. From 2001 to February 2006, Mr. Falcone served as Chief Financial Officer of The A Consulting Team, Inc., an IT service company. Mr. Falcone has served as Chief Financial Officer of Netgrocer.com. In 1990, Mr. Falcone joined Bed Bath & Beyond, Inc. as its Chief Financial Officer. In 1983, Mr. Falcone joined Tiffany & Co. and served as Manager of Audit, Director of Financial Control, and Director of International Finance and Operations. Mr. Falcone has also worked at PriceWaterhouseCoopers & Co., an international public accounting firm.

          Ameet Shah. Mr. Shah was appointed to our board of directors in February 2008. Mr. Shah is currently the Managing Partner of Mosaic Capital Advisors and the Mosaic Private Equity family of funds. Prior to starting Mosaic Capital, a principal investment firm about 10 years ago, Mr. Shah worked with HSBC Asset Management Limited in various roles in Hong Kong, London and New York. He subsequently moved to Salomon Brothers in Hong Kong and joined the investment team that oversaw the Salomon Brothers Asia Growth Fund in 1997-1998. Mr. Shah serves on the Board of three emerging US companies – Advanced Financial Applications, Real Time Radiography and Invalt Inc; and he also serves as a Conflict Review Board Member for the Sigma Opportunity Fund in New York. In 2006, Mr. Shah founded the Astonfield Group of Companies. Astonfield Renewable Resources Limited was set up to develop clean energy projects in India. It currently builds, operates and owns a portfolio of solar, biomass and biogas projects in India. Mr. Shah is an Economics graduate of Fitzwilliam College, University of Cambridge.

          Haresh Sheth. Mr. Sheth was appointed to serve as our Chief Operating Officer on May 1, 2006 and served in this capacity until December 15, 2006 when Mr. Sheth was appointed our Chief Financial Officer. Mr. Sheth was appointed to the board of directors of Assured Pharmacy, Inc. in September 2005. Since 1991, Mr. Sheth has acted as President of Janus Finance Corporation, an asset based finance company and since 2005 Mr. Sheth has acted as President of Woodfield Capital Services Inc., an investment company. From 2004 until 2006, Mr. Sheth served as group financial officer and director of Mosaic Capital Advisors LLC. Mr. Sheth is a graduate of West Virginia University where he earned an engineering degree.

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

          Richard Falcone is an audit committee financial expert and is independent, as the term is used under Rule 4200(a)(15) of the Nasdaq Marketplace Rules, even though such definition does not currently apply to us because we are not listed on Nasdaq.

          For the fiscal year ending December 31, 2007, the board of directors:

          1.      Reviewed and discussed the audited financial statements with management, and

          2.     Reviewed and discussed the written disclosures and the letter from our independent auditors on the matters relating to the auditor's independence.

          Based upon the board of directors’ review and discussion of the matters above, the board of directors authorized inclusion of the audited financial statements for the year ended December 31, 2007 to be included in this Annual Report on Form 10-KSB and filed with the Securities and Exchange Commission.

Section 16(a) Beneficial Ownership Reporting Compliance

          Section 16(a) of the Exchange Act requires our directors and executive officers and persons who beneficially own more than ten percent of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent beneficial shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. To the best of our knowledge based solely on a review of Forms 3, 4, and 5 (and any amendments thereof) received by us during or with respect to the year ended December 31, 2006, the following persons have failed to file, on a timely basis, the identified reports required by Section 16(a) of the Exchange Act during fiscal year ended December 31, 2007: Mr. DelVecchio filed a late Form 4 and Form 5, Mr. Mutter filed a late Form 4 and Mosaic Capital failed to file a Form 4.

Code of Ethics

          We adopted a Code of Ethics that applies to our officers, employees and directors, including our principal executive officers, principal financial officers and principal accounting officers. The Code of Ethics sets forth written standards that are designed to deter wrongdoing and to promote:

  Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

  Full, fair, accurate, timely and understandable disclosure in reports and documents that we file with, or submit to, the SEC and in other public communications made by us;

  Compliance with applicable governmental laws, rules and regulations;

  The prompt internal reporting of violations of the code to an appropriate person or persons identified in the code of ethics; and

  Accountability for adherence to the Code of Ethics.

          A copy of our Code of Ethics is attached as an exhibit to this Annual Report on Form 10-KSB.

ITEM 10 - EXECUTIVE COMPENSATION

          The table below summarizes all compensation awarded to, earned by, or paid to our former or current named executive officers for the fiscal years ended 2007 and 2006.

SUMMARY COMPENSATION TABLE

							Non-Equity
Name					Stock	Option	Incentive	Nonqualified
and					Awards	Awards	Plan	Deferred	All Other
Principal		Salary		Bonus		(4)	Compensation	Compensation	Compensation	Total
Position	Year	($)		($)	($)	($)	($)	Earnings ($)	($)	($)
Robert DelVecchio (1)	2007	165,224	(5)	5,000	-	-	-	-	-	170,224
CEO & Former CFO	2006	150,000		128,860	-	-	-	-	-	278,860

Haresh Sheth (2)	2007	165,224	(6)	5,000	-	-	-	-	-	170,224
CFO & Former COO	2006	110,577		-	-	283,333	-	-	-	393,910

John Eric Mutter (3)	2007	193,000	(7)	-	-	21,426	-	-	-	214,426
CTO & Former COO	2006	185,000		-	-	-	-	-	-	185,000

(1)	Mr. DelVecchio resigned as our Chief Financial Officer on December 15, 2006.

(2)	Mr. Sheth was appointed as our Chief Operating Officer on May 1, 2006 and served in this capacity until his appointment as Chief Financial Officer on December 15, 2006. The information in the summary compensation table includes all compensation paid to Mr. Sheth for the full fiscal year ended December 31, 2006.

(3)	Mr. Mutter was appointed as our Chief Operating Officer on May 11, 2005 and served in this capacity until his appointment as Chief Technology Officer on December 15, 2006. The information in the summary compensation table includes all compensation paid to Mr. Mutter for the full fiscal years ended December 31, 2007 and 2006.

(4)	The amounts reflect the compensation expense in accordance with FAS 123(R) of these option awards. The assumptions used to determine the fair value of the option awards for fiscal years ended December 31, 2006 and 2007 are set forth in Note 6 of our audited consolidated financial statements included in this Annual Report on Form 10-KSB. Our named executive officers will not realize the value of these awards in cash unless and until these awards are exercised and the underlying shares subsequently sold.

(5)	The amount includes salary adjustments during the year ended December 31, 2007. Mr. DelVecchio’s current salary is $175,000 per annum.

(6)	The amount includes salary adjustments during the year ended December 31, 2007. Mr. Sheth’s current salary is $175,000 per annum.

(7)	The amount includes a salary increase during the year ended December 31, 2007. Mr. Mutter’s current salary is $209,000 per annum.

Employment Agreements

          In September 2005, we entered into an employment agreement with our Chief Executive Officer, Robert DelVecchio. As provided in the employment agreement, Mr. DelVecchio is entitled to a base salary of $150,000 subject to adjustment from time to time. During fiscal year ended December 31, 2007, Mr. DelVecchio’s salary was adjusted upwards and downwards and he is currently paid a base salary of $175,000. Upon execution of the employment agreement, Mr. DelVecchio was granted options to purchase 5,000,000 shares of our common stock for a period of ten years from the date of issuance and exercisable at the exercise price of $0.60 per share. These options became fully vested and exercisable upon issuance. The aggregate fair value of these options was computed in accordance with FAS 123R and is reported in the summary compensation table above in the column titled “Option Awards.” Based upon the overall performance of our company since his appointment as Chief Executive Officer, the board of directors in 2006 approved and paid Mr. DelVecchio $128,860 in bonus compensation. The employment agreement grants Mr. DelVecchio demand and piggyback registration rights covering the shares underlying the options.

          On May 1, 2006, we entered into an employment agreement with Mr. Sheth. As provided in the employment agreement, Mr. Sheth is entitled to a base salary of $150,000 per annum subject to adjustment from time to time. During fiscal year ended December 31, 2007, Mr. Sheth’s salary was adjusted upwards and downwards and he is currently paid a base salary of $175,000. Upon execution of the employment agreement, Mr. Sheth was granted options to purchase 1,133,334 shares of common stock exercisable for a period of ten years from the date of issuance at the exercise price of $0.60 per share, half of which vested on September 29, 2006 and the other half vested on September 29, 2007. The aggregate fair value of these options was computed in accordance with FAS 123R and is reported in the summary compensation table above in the column titled “Option Awards.” The employment agreement grants Mr. Sheth demand and piggyback registration rights covering the shares underlying the options.

          At no time during the last fiscal year was any outstanding option repriced or otherwise modified. There was no tandem feature, reload feature, or tax-reimbursement feature associated with any of the stock options we granted to our executive officers or otherwise.

Outstanding Equity Awards at Fiscal Year-End

          The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer as of December 31, 2007.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
	OPTION AWARDS					STOCK AWARDS
Equity
								Equity	Incentive
								Incentive	Plan
							Market	Plan	Awards:
							Value	Awards:	Market or
			Equity				of	Number	Payout
			Incentive			Number	Shares	of	Value of
			Plan			of	or	Unearned	Unearned
			Awards:			Shares	Units	Shares,	Shares,
	Number of	Number of	Number of			or Units	of	Units or	Units or
	Securities	Securities	Securities			of	Stock	Other	Other
	Underlying	Underlying	Underlying			Stock That	That	Rights	Rights
	Unexercised	Unexercised	Unexercised	Option	Option	Have	Have	That Have	That
	Options	Options	Unearned	Exercise	Expiration	Not	Not	Not	Have Not
	(#)	(#)	Options	Price	Date	Vested	Vested	Vested	Vested
Name	Exercisable	Unexercisable	(#)	($)		(#)	($)	(#)	(#)
Robert DelVecchio	5,000,000(1)	-	-	0.60	09/19/2015	-	-	-

Haresh Sheth	1,133,334(2)	-	-	0.60	05/01/2016	-	-	-

John Eric Mutter	250,000(3)	-	-	0.60	08/29/2008	-	-	-
	500,000(4)	250,000(5)	-	0.60	01/31/2010	-	-	-

(1)	These options were fully vested upon issuance.

(2)	Half of these option vested on September 29, 2006 and the other half vested on September 29, 2007.

(3)	These options vested in three equal tranches over three years, with the first tranche vesting on the date of grant.

(4)	Half these options vested on February 20, 2007 and the other half vested on February 20, 2008.

(5)	These options will vest on February 20, 2009.

Compensation of Directors

          The table below summarizes all compensation of our directors as of December 31, 2007.

DIRECTOR COMPENSATION

Name	Fees			Non-Equity	Non-Qualified
	Earned or			Incentive	Deferred	All
	Paid in	Stock	Option	Plan	Compensation	Other
	Cash	Awards(2)	Awards	Compensation	Earnings	Compensation	Total
	($)	($)	($)	($)	($)	($)	($)
Robert DelVecchio (1)	-	-	-	-	-	-	-

Haresh Sheth (1)	-	-	-	-	-	-	-

Richard Falcone	-	$60,000	-	-	-	-	-

James Manfredonia	-	$60,000	-	-	-	-	-

(1)	Please refer to the summary compensation table for executive compensation with respect to the named individual. All fees earned or paid in cash and stock options awards granted to the named individuals were earned in connection with their employment agreement as executive officers. The named individuals received no compensation for their service as members of our board of directors.

(2)	The amounts reflect the estimated fair value of the 150,000 shares of common stock issued to each director based on the trading price on the date of issuance.

          We only compensate outside directors for their service as members of our board of directors. Outside directors are entitled to a flat fee of $1,500 for each board meeting attended in person and we make discretionary grants of stock awards in consideration for their services from time to time. During fiscal year ended December 31, 2007, we did not pay our outside directors any flat fees and issued a total of 300,000 shares of our common stock to our outside directors.

Indemnification for Securities Act Liabilities

          Our articles of incorporation provide that we will indemnify an officer, director, or former officer or director, to the full extent permitted by law. We have been advised that in the opinion of the SEC indemnification for liabilities arising under the Securities Act is against public policy as expressed in the Securities Act, and is, therefore, unenforceable. In the event that a claim for indemnification against such liabilities is asserted by one of our directors, officers, or controlling persons in connection with the securities being registered hereby, we will, unless in the opinion of our legal counsel the matter has been settled by controlling precedent, submit the question of whether such indemnification is against public policy to a court of appropriate jurisdiction. We will then be governed by the court's decision.

ITEM 11- SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

          The following table sets forth certain information with respect to the beneficial ownership of the Company as of March 28, 2008 by (i) each stockholder beneficially owning more than 5% of the outstanding shares of our common stock, (ii) each director, (iii) each named executive officer, and (iv) all executive officers and directors as a group. On March 28, 2008, there were 54,263,085 shares of our common stock issued and outstanding.

          As used in the table below, the term beneficial ownership with respect to a security consists of sole or shared voting power, including the power to vote or direct the vote and/or sole or shared investment power, including the power to dispose or direct the disposition, with respect to the security through any contract, arrangement, understanding, relationship, or otherwise, including a right to acquire such power(s) during the next 60 days following March 28, 2008. Except as otherwise indicated, the stockholders listed in the table have sole voting and investment powers with respect to the shares indicated.

          Except as otherwise noted below, the address of each of the persons in the table is c/o Assured Pharmacy, Inc., 17935 Sky Park Circle, Suite F, Irvine, California 92624.

	Name and address	Amount of		Percent
Title of class	of beneficial owner	beneficial		of class*
		ownership(1)
Executive Officers & Directors:
Common	Robert DelVecchio	7,349,371	(1)	12.1%
Common	James Manfredonia	500,000		*
Common	Richard Falcone	500,000		*
Common	Haresh Sheth	5,217,365	(2)	8.9%
Common	John Eric Mutter	1,075,000	(3)	1.9%
Common	Ameet Shah	16,734,314	,(4)	25.7%

Total of All Directors and Executive		31,376, 050		40.9%
Officers:

More Than 5% Beneficial Owners:
Common	Mosaic Capital Advisors, LLC	16,734,314	(5)	25.7%
	545 Fifth Avenue, Suite 709
	New York, NY 10017

*	Indicates less than one percent.

(1)	Represents (i) 5,000,000 shares issuable upon exercise of options held by Mr. DelVecchio, (ii) 638,500 shares held by Brockington Securities, Inc. (“Brockington”), (iii) 350,000 shares issuable upon exercise of warrants held by Brockington, (iii) 625,000 shares issuable upon the conversion of a convertible debenture held by Brockington, 625,000 shares issuable upon exercise of warrants to be issued to Brockington upon the conversion of the convertible debenture and 110,871 shares to be issued as payment of interest on the convertible debenture as of March 31, 2008. Mr. DelVecchio is the President and Chief Executive Officer of Brockington.

(2)	Represents (i) 1,133,334 shares issuable upon the exercise of options held by Mr. Sheth, (ii) 570,652 shares held by Woodfield Capital Services Inc. (“Woodfield”), (ii) 187,500 shares issuable upon exercise of warrants held by Woodfield, (iii) 875,000 shares issuable upon the conversion of a convertible debenture held by Woodfield, 875,000 shares issuable upon exercise of warrants held by Woodfield upon the conversion of its convertible debenture and 143,287 shares to be issued as payment of interest on the convertible debenture as of March 31, 2008, (iv) 375,000 shares held by Janus Finance Corporation (“Janus Finance”), (v) 187,500 shares issuable upon exercise of warrants held by Janus Finance, (vi) 28,125 shares held by Janus Financial Services Inc (“Janus Financial”), (vii) 566,666 shares issuable upon exercise of options held by Janus Financial and (viii) 125,000 shares issuable upon the conversion of the convertible debenture held by Janus Financial, 125,000 shares issuable upon exercise of warrant to be issued to Janus Financial upon the conversion of its convertible debenture and 25,301 shares to be issued as payment of interest on the convertible debenture as of March 31, 2008. Mr. Sheth is the President of Woodfield, Janus Finance and Janus Financial.

(3)	Includes 750,000 shares issuable upon options held by Mr. Mutter.

(4)	Represents (i) 2,500,000 shares held by Mosaic Financial Services, LLC (“MFS”), a wholly owned subsidiary of Mosaic Capital Advisors, LLC (“MCA”) and (ii) 3,493,731 shares held by four funds (the “MCA Funds”) for which MCA is the financial advisor and MPE General Partner, LLC (“GP”) is the general partner, 1,625,000 shares issuable upon the exercise of warrants held by the MCA Funds, 4,333,750 shares issuable upon the conversion of convertible debentures held by the MCA Funds, 4,333,750 shares issuable upon exercise of warrants held by the MCA Funds upon the conversion of convertible debentures and 448,083 shares to be issued as payment of interest on the convertible debenture as of March 31, 2008. Mr. Shah and Mr. Sadowsky own MCA and GP and their power to vote or direct the vote of the aforementioned shares is indirect. Mr. Shah disclaims beneficial ownership of these shares except to the extent of his pecuniary interest in the shares.

(5)	Represents (i) 2,500,000 shares held by Mosaic Financial Services, LLC (“MFS”), a wholly owned subsidiary of MCA and (ii) 3,493,731 shares held by the MCA Funds for which MCA is the financial advisor and GP is the general partner, 1,625,000 shares issuable upon the exercise of warrants held by the MCA Funds, 4,333,750 shares issuable upon the conversion of convertible debentures held by the MCA Funds, 4,333,750 shares issuable upon exercise of warrants held by the MCA Funds upon the conversion of convertible debentures and 448,083 shares to be issued as payment of interest on the convertible debenture as of March 31, 2008. Mr. Shah and Mr. Sadowsky own MCA and GP and their power to vote or direct the vote of aforementioned shares is indirect.

Securities Authorized for Issuance Under Equity Compensation Plans

          The following table provides information about our compensation plans under which shares of common stock may be issued upon the exercise of options as of December 31, 2007.

	A	B	C
Number of
securities remaining
	Number of		available for future
	securities to be		issuance under
	issued upon	Weighted-average	equity
	exercise of	exercise price of	compensation plans
	outstanding	outstanding	(excluding
	options, warrants	options, warrants	securities reflected
Plan Category	and rights	and right	in column (A))

Equity
compensation plans	-	-	5,520,613
approved by
security holders
Equity
compensation plans	9,915,000	$0.60	9,915,000
not approved by
security holders
Total	9,915,000	$0.60	15,435,613

ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          Our policy is to enter into transactions with related parties on terms that, on the whole, are no more favorable, or no less favorable, than those available from unaffiliated third parties. Based on our experience in the business sectors in which we operate and the terms of our transactions with unaffiliated third parties, we believe that all of the transactions described below met this policy standard at the time they occurred.

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

          In January 2007, we completed a private offering of unsecured convertible debentures (“Debenture”) carrying an interest rate of 18% per annum. Each Debenture matures on the first anniversary of the date of its issuance. The Debenture provides that all the interest is payable solely in the shares of our common stock on the issuance date. The number of shares issued as interest was calculated based upon average closing price for our common stock on NASD OTCBB for the five (5) consecutive trading days preceding the issuance date. Each Debenture holder has the right to convert its Debenture into fully paid non-assessable shares of our common stock at $0.40 per share. For every two (2) shares of common stock a Debenture holder receives upon conversion, the holder will also receive a warrant to purchase one (1) share of common stock at an exercise price of $0.60 exercisable for 12 months after the conversion date and one (1) share of common stock at an exercise price of $0.80 exercisable for 24 months. The total proceeds raised from the issuance of the Debenture through January 2007 was $2,458,500. Subsequent to January 2007, we have sold additional Debentures in the aggregate principal amount of $1,375,000. We do not currently have sufficient funds to repay the Debentures. We intend to secure additional financing through additional debt or equity financing arrangements. There can be no assurance thatwe will be successful in raising all of the additional funding that we are seeking.

          Brockington Securities, Inc. (“Brockington”) purchased $250,000 in Debentures and was issued 138,500 shares of our common stock as interest. Robert DelVecchio, our Chief Executive Officer and member of our board of directors, is the President and Chief Executive Officer of Brockington. Brockington purchased the Debenture on the same terms as was received by all other investors. These Debentures were renewed during 2007 and we are obligated to issue 183,738 shares of our common stock as payment of interest as of December 31, 2007.

          Woodfield Capital Services Inc. (“Woodfield”) purchased $350,000 in Debentures and was issued 195,652 restricted shares of our common stock as interest. Haresh Sheth, our Chief Financial Officer and member of our board of directors, is the President of Woodfield. Woodfield purchased the Debenture on the same terms as was received by all other investors. These Debentures were renewed during 2007 and we are obligated to issue 242,935 shares of our common stock as payment of interest as of December 31, 2007.

          Janus Financial Services Inc. (“Janus”) purchased $50,000 in Debentures and was issued 28,125 restricted shares of our common stock as interest. Haresh Sheth, our Chief Financial Officer and member of our board of directors, is the President of Janus. Janus purchased the Debenture on the same terms as was received by all other investors. These Debentures were renewed during 2007 and we are obligated to issue 39,130 shares of common stock as payment of interest as of December 31, 2007.

          In 2007, the Mosaic group purchased $950,000 in Debentures and we are obligated to issue 260,570 shares as payment of interest as of December 31, 2007. In addition, the Mosaic group renewed previously acquired debentures in the principal amount of $533,500 and we are obligated to issue 142,072 shares of common stock as payment of interest as of December 31, 2007.

          The following table sets forth certain information concerning prior securities transactions between us and selling shareholders who hold convertible debentures.

			Number of		Percentage
			shares		of shares
			outstanding		outstanding
			prior to		and held by	Market
			transaction		persons	price of a	Market
			and held by		other than	share of	price of
	Holder of	Number of	persons		holders of	common	share of
	convertible	shares	other than		convertible	stock at	common
	debenture	outstanding	holders of	Securities	debentures	the time of	stock as of
Date of	and	prior to	convertible	issued in	issued in	the	November
transaction	affiliates	transaction	debentures	transaction	transaction	transaction	15, 2007

February 26, 2004	Brockington	57,606,041	57,606,041	500,000 shares of	0.9%	$0.64	$0.25
	Securities, Inc. (1)			common stock
June 30, 2004	Mosaic	63,157,391	62,657,391	125,000 shares of	0.3%	$0.64	$0.25
	Partners Fund (2)			common stock and
warrants to purchase
62,500 shares at an
exercise price of
$0.60 per share

June 17, 2004	Brockington	63,157,391	62,657,391	Warrants to purchase	0.6%	$0.64	0.25
	Securities, Inc. (1)			350,000 shares of
common stock at an
exercise price of
$0.60 per share

June 30, 2004	Brockington	64,107,391	63,482,391	150,000 shares of	0.2%	$0.63	$0.25
	Securities, Inc. (1)			common stock

June 3, 2005	Mosaic Partners	35,716,428	34,941,428	312,500 shares of	1.3%	$0.36	$0.25
	Fund and			common stock and
	Mosaic Partners			warrants to purchase
	Fund LP (2)			156,250 shares of
common stock at an
exercise price of
$0.60 per share

September 16, 2005	Mosaic Partners	42,020,094	40,932,594	250,000 shares of	3.7%	$0.41	$0.25
	Fund and Mosaic			common stock and
	Partners Fund LP(2)			warrants to purchase
125,000 shares of
common stock at an
exercise price of
$0.60 per shares

October 24, 2005	Mosaic Financial	47,205,634	45,118,134	2,500,000 shares of	5.5%	$0.39	$0.25
	Services LLC (2)			common stock (3)

August 7, 2006	Mosaic Private	46,041,471	41,453,971	4,500,000 shares of	11.8%	$0.31	$0.25
	Equity III Limited,			common stock and
	Mosaic Private			warrants to purchase
	Equity US LP—			2,250,000 shares of
	Series B, Mosaic			common stock at an
	Private Equity			exercise price of
	US LP—Series E(2) ,			$0.60 per shares
Janus Finance
Corporation (3),
Woodfield Capital
Services Inc. (3) and
Jyotsna P. Shah
Revocable Trust

(1)	Robert DelVecchio, our Chief Executive Officer and a member of our board of directors, is the President and Chief Executive Officer of Brockington Securities, Inc. On September 9, 2005, Mr. DelVecchio was granted options to purchase 5,000,000 shares of our common stock at an exercise price of $0.60 per share.

(2)	Ameet Shah, a member of our board of directors owns Mosaic Capital Advisors, LLC (“MCA”) and Mosaic Financial Services LLC, a wholly owned subsidiary of MCA. MCA is the financial advisor of Mosaic Partners Fund, Mosaic Partners Fund LP, Mosaic Private Equity III Limited, Mosaic Private Equity US LP-Series B and MPE General Partner LLC is the general partner of the aforementioned funds.

(3)	Issued in connection with conversion of outstanding indebtedness.

(4)	Haresh Sheth, our Chief Financial Officer and a member of our board of directors, is the President of Woodfield Capital Services Inc. and the President of Janus Finance Corporation. On May 1, 2006, Mr. Sheth was granted options to purchase 1,133,334 shares of our common stock at an exercise price of $0.60 per share.

The following table provides certain information related to our shareholders:

Number of shares of common stock	Number of shares of common stock being
outstanding prior to issuance of	registered for resale by selling
Debentures held by persons other than	shareholders and their affiliates (1)
selling shareholders and their affiliates

36,256,117	33,197,593

(1) No shares of our common stock have been previously registered for resale by any of the selling shareholders or any of their respective affiliates.

          During the fiscal year ended December 31, 2007 and December 31, 2006, we entered into convertible loan agreements in the aggregate principal amount of $1,488,000 at interest rates ranging from 12% to 15% per annum. As of December 31, 2007, the principal amount of $1,063,000 is outstanding. Pursuant to the terms of these agreements, the note holder has a continuing conversion right during the term to convert all or a portion of the then outstanding amount of the obligations into a number of shares of our common stock determined at a conversion price equal to the rolling seven (7) trading day weighted average closing bid price for our common stock on the OTCBB (or such other equivalent market on which the Company’s common stock is quoted) calculated as of the trading day immediately preceding the date the conversion right is exercised. The agreements provide that the conversion price shall not be less than $0.40 or more than $0.80 and the note holder shall be entitled to piggyback registration rights upon exercise of this conversion right.

          Brockington entered into a convertible loan agreement with us in the principal amount of $243,000. As of December 31, 2007, the outstanding principal is $193,000 and accrued interest of $11,316.

          Haresh Sheth entered into a convertible loan agreement with us in the aggregate principal amount of $200,000. As of December 31, 2007, the principal has been paid in full and there is outstanding accrued interest of $3,954.

          Woodfield entered into a convertible loan agreement with us in the principal amount of $150,000. As of December 31, 2007, the outstanding principal is $150,000 and accrued interest of $8,585.

ITEM 13 – EXHIBITS

Exhibit	Description

3.1	Amended and Restated Certificate of Incorporation of eRXSYS, Inc., dated as of December 14, 2004 (1)

3.2	By-laws, as amended, of Surforama.com, Inc., dated as of July 15, 2003(1)

4.1	Sample Share Certificate (1)

10.1	License Agreement, dated as of March 19, 2002, by and among RTIN Holdings, Inc., Safe Med Systems, Inc., Safescript Pharmacies, Inc. and RxSystems, Inc. (2)

10.2	Assignment of Agreement for License Agreement, dated as of May 27, 2003, by and between RxSystems, Inc. and Surforama.com, Inc. (2)

10.3	Amendment to the License Agreement, dated as of June 30, 2003, by and between Surforama.com, Inc. and RTIN Holdings, Inc. (3)

10.4	Second Amendment to License Agreement, dated as of September 25, 2003, by and between eRXSYS, Inc. (formerly Surforama.com, Inc.) and RTIN Holdings, Inc. (4)

10.5	Agreement of Payment Pursuant to Assignment of License, dated as of June 30, 2003, by and between Surforama.com, Inc. and David Parker (3)

10.6	Cancellation of Debt and Assignment Agreement for CMSA of Fresno, CA, dated as of November 27, 2003, between eRXSYS, Inc. and David Parker (5)

10.7	Amendment to Cancellation of Debt and Assignment Agreement for CMSA of Fresno, CA, dated as of February 16, 2004, by and between eRXSYS, Inc. and David Parker (5)

10.8	Termination and Settlement Agreement, dated as of February 1, 2005, by and between eRXSYS, Inc. and David B. Parker (6)

10.9	Settlement Agreement, dated as of February 1, 2005, by and between eRXSYS, Inc. and Ronald Folse (6)

10.10	Termination and Settlement Agreement, dated as of February 1, 2005, by and between eRXSYS, Inc. and A.J. LaSota (6)

10.11	Joint Venture Agreement, dated as of April 24, 2003, by and between eRXSYS, Inc. and TPG Partners, L.L.C.(5)

10.12	First Amended Shareholders Agreement and Bylaws of Safescript Northwest, Inc., dated as of April 7, 2004, by and among Safescript Northwest, Inc., TAPG, L.L.C. and eRXSYS, Inc. (7)

10.13	Promissory Note of eRXSYS, INC. in the amount of $150,000, dated as of December 21, 2004, to Robert James, Inc. (8)

10.14	Loan and Security Agreement, dated as of January 27, 2005, by and between eRXSYS, Inc. and TAPG LLC (8)

10.15	Secured Promissory Note of eRXSYS, INC. in the amount of $50,000, dated as of February 11, 2005, to VVPH (8)

10.16	Secured Promissory Note of eRXSYS, Inc. in the amount of $50,000, dated as of February 10, 2005, to Steven Rosner(8)

10.17	Secured Promissory Note of eRXSYS, Inc. in the amount of $90,000, dated as of February 16, 2005, to Steven Rosner(8)

10.18	Promissory Note of of eRXSYS, Inc. in the amount of $50,000, dated as of March 11, 2005, to Weil Consulting Corporation(8)

10.19	Accounts Receivable Servicing Agreement by and between Mosaic Financial LLC and eRXSYS, Inc. (8)

10.20	Line of Credit Agreement by and between Mosaic Financial Services LLC and eRXSYS, Inc. (8)

10.21	Line of Credit Agreement, dated as of October 31, 2005, by and between Mosaic Financial Services, LLC and eRXSYS, Inc.(9)

10.22	Settlement Agreement and Mutual Release, dated as of June 10, 2005, by and among eRXSYS, Inc. (fka Surforama.com, Inc.), Safescript Pharmacies, Inc. (fka RTIN Holdings, Inc.) and Safe Med Systems, Inc. (14)

10.23	Employment Agreement, dated as of September 2005, by and between eRXSYS, Inc. and Robert DelVecchio (9)

10.24	Employment Agreement, dated as of May 1, 2006, by and between Assured Pharmacy, Inc., and Haresh Sheth (10)

10.25	Purchase Agreement of Ownership Interests, dated as of December 12, 2006, by and between Assured Pharmacy, Inc. and TPG, L.L.C. (11)

10.26	Form of 18% Unsecured Convertible Debenture of Assured Pharmacy, Inc. (12)

10.27	License Agreement by and between Network Technology, Inc., and eRXSYS, Inc. (13)

10.28	Accounts Receivable Purchase Agreement, dated as of March 1, 2008, by and between Horizon International Investments LLC and Assured Pharmacy, Inc. (15)

14.1	Code of Ethics*

21.1	List of Subsidiaries*

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d- 14(a), promulgated under the Securities and Exchange Act of 1934, as amended.*

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as amended.*

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).*

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).*

(1)	Incorporated by reference to the registration statement filed on Form SB-2 on December 15, 2004

(2)	Incorporated by reference to Current Report on Form 8-K filed May 28, 2003

(3)	Incorporated by reference to Current Report on Form 8-K filed July 21, 2003

(4)	Incorporated by reference to Quarterly Report on Form 10-QSB for the three month period ended August 31, 2003 and filed on October 20, 2003

(5)	Incorporated by reference to Annual Report on Form 10-KSB/A for the year ended November 30, 2003 filed on March 23, 2004

(6)	Incorporated by reference to Current Report on Form 8-K filed February 7, 2005

(7)	Incorporated by reference to Current Report on Form 8-K filed April 21, 2004

(8)	Incorporated by reference from Annual Report on Form 10-KSB for the year ended December 31, 2004 and filed on April 15, 2005

(9)	Incorporated by reference to Quarterly Report on Form 10-QSB for the quarter ended September 30, 2004 and filed on November 14, 2005

(10)	Incorporated by reference to Current Report on Form 8-K filed May 8, 2006

(11)	Incorporated by reference to Current Report on Form 8-K filed December 18, 2006

(12)	Incorporated by reference to amendment no. 4 to the registration statement filed on Form SB-2 on November 28, 2007

(13)	Incorporated by reference to Current Report on Form 8-K filed March 23, 2004

(14)	Incorporated by reference to Current Report on Form 8-K filed July 5, 2005

(15)	Incorporated by reference to Current Report on Form 8-K filed March 6, 2008

*	Filed herewith

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

          We incurred the following fees to our auditors for services rendered during the fiscal year ended December 31, 2007 and 2006:

Summary:	2007	2006

Audit fees(1)	$228,412	$201,262
Audit related fees(2)	-	$146,000
Tax fees(3)	$10,650	$23,000

Other fees(4)	$11,400	$31,000

(1)	Amount represents fees paid for professional services for the audit of our consolidated annual financial statements and review of our interim consolidated financial statements included in quarterly reports and services that are normally provided by our auditors in connection with statutory and regulatory filings or engagements.

(2)	Amount represents fees paid for professional services for assurance and related services by our auditors that are reasonably related to the performance of the audit or review of our financial statements and are not reported under item 1.

(3)	Amount represents fees paid for professional services for preparation of corporate returns.

(4)	Amount represents the aggregate fees billed by our auditors for all other non-audit services, such as attending meetings and other miscellaneous financial consulting.

SIGNATURES

          Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ASSURED PHARMACY, INC.

/s/ Robert DelVecchio
Robert DelVecchio Chief Executive Officer (Principal Executive Officer) Date: March 31, 2008

/s/ Haresh Seth
Haresh Sheth Chief Financial Officer (Principal Accounting Officer) Date: March 31, 2008

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Robert DelVecchio
Robert DelVecchio Chief Executive Officer and Director Date: March 31, 2008

/s/ Haresh Seth
Haresh Sheth Chief Financial Officer and Director Date: March 31, 2008

/s/ Richard Falcone
Richard Falcone Director Date: March 31, 2008

/s/ Ameet Shah
Ameet Shah Director Date: March 31, 2008