Form 10-Q
period 2008-03-31
Assured Pharmacy, Inc.
filed 2008-05-09
CIK 1100592

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2008

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period ended to

Commission File Number: 000-33165

ASSURED PHARMACY, INC
(Exact name of registrant as specified in its charter)

Nevada	98-0233878
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

17935 Sky Park Circle Suite F, Irvine, CA	92614
(Address of principal executive offices)	(Zip Code)

(949) 222-9971
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                    Yes [x] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ] (Do not check if a smaller reporting company)	Smaller reporting company	[x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.                             Yes [  ] No [  ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of the common stock, $0.001 par value, as of May 2, 2008: 54,263,085

ASSURED PHARMACY, INC. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

These unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-QSB. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended March 31, 2008 are not necessarily indicative of the results that can be expected for the full year.

ASSURED PHARMACY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2008	2007
	(UNAUDITED)	(AUDITED)
ASSETS
Current Assets
Cash	$253,436	$408,305
Accounts receivable, net	1,349,464	2,167,969
Due from Factor	300,222	-
Inventories	643,627	440,354
Prepaid expenses and other assets	123,008	166,852

	2,669,757	3,183,480
Long Term Assets
Accounts receivable - non-current, net	40,773	49,868

Property and Equipment, net	387,866	373,961

Goodwill	607,816	607,816

	$3,706,212	$4,215,125
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accured expenses	$2,348,747	$2,306,415
Unsecured convertible notes payable	4,083,500	3,833,500
Notes payable to related parties and stockholders	1,382,934	1,136,630

	7,815,181	7,276,545
Notes Payable to Related Party and Stockholders, net of current portion	-	276,337

Minority Interest	682,406	676,748
Commitments and Contingencies
Stockholders’ Deficit
Preferred shares; par value $0.001 per share;
authorized 5,000,000 shares; no preferred shares issued
or outstanding	-	-

Common shares; par value $0.001 per share;
150,000,000 shares authorized, 65,659,609 common shares issued and outstanding	65,659	65,659
Treasury stock at cost, 10,858,658 shares	(2,849,366)	(2,849,366)
Additional paid-in capital	21,802,062	21,777,397
Accumulated deficit	(23,809,730)	(23,008,195)

Stockholders’ deficit	(4,791,375)	(4,014,505)
	$3,706,212	$4,215,125

The accompanying notes are an integral part of the consolidated financial statements.

ASSURED PHARMACY, INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For The Three Months Ended
	March 31,
	2008	2007

SALES	$4,162,620	$2,733,683
COST OF SALES	(3,206,091)	(1,988,744)
GROSS PROFIT	956,529	744,939
OPERATING EXPENSES
Salaries and related expenses	765,688	678,899
Consulting and other compensation	142,957	148,636
Selling, general and administrative	568,581	546,996
TOTAL OPERATING EXPENSES	1,477,226	1,374,531
LOSS FROM OPERATIONS	(520,697)	(629,592)
OTHER (EXPENSES) INCOME
Interest expense	(279,236)	(142,642)
Other income	4,129	-
TOTAL OTHER EXPENSES	(275,107)	(142,642)
LOSS BEFORE MINORITY INTEREST	(795,804)	(772,234)
MINORITY INTEREST	(5,732)	(4,688)

NET LOSS	$(801,536)	$(776,922)

Basic and diluted loss per common share	$(0.01)	$(0.01)

Basic and diluted weighted average number of common
shares outstanding	54,800,951	53,474,060

The accompanying notes are an integral part of the consolidated financial statements.

ASSURED PHARMACY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	FOR THE THREE MONTHS ENDED
	MARCH 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(801,536)	$(776,922)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property and equipment	54,753	39,889
Amortization of debt discount	11,250	110,633
Share based consulting fees	24,665	135,399
Minority interest in net income /(loss) of joint venture	5,658	4,688
Issuance of common stock and options for director services	-	120,000
Return of common stock due to termination of contract	-	(70,000)
Provision for doubtful accounts	72,000	-
Changes in operating assets and liabilities:
Accounts receivable	(56,754)	(180,065)
Due from Factor	12,228	-
Inventories	(203,273)	(283,274)
Prepaid expenses and other current assets	32,594	(17,048)
Accounts payable and accrued liabilities	46,832	141,322

Net cash used in operating activities	(801,483)	(775,378)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(68,657)	(31,559)
Net cash used in investing activities	(68,657)	(31,559)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal repayments on notes payable to related parties and shareholders	(34,533)	(3,627)
Advances from factor	649,804	-
Repayment of advances from factor	(150,000)	-
Proceeds from issuance of convertible debentures	250,000	500,000
Net cash provided by financing activities	715,271	496,373

Net Increase (decrease) in cash	(154,869)	(310,564)

Cash at beginning of period	408,305	466,403

Cash at end of period	$253,436	$155,839

Supplemental disclosure of cash flow information-
Cash paid during the period for:
Interest	$14,967	$-

Income taxes	$-	$-
NON-CASH INVESTING AND FINANCING ACTIVITIES :
Issuance of common stock for services rendered	$-	$155,000
Issuance of common stock in lieu of debenture note interest	$-	$90,000
Return of common stock due to termination of contract	$-	$(70,000)
Transfer of interest due to related party to note payable	$4,500

The accompanying notes are an integral part of the consolidated financial statements.

ASSURED PHARMACY, INC. AND SUBSIDIARIES
FORMERLY KNOWN AS eRXSYS, INC.
 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008

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

The Company currently has six operating pharmacies. Four of those pharmacies are jointly owned and the Company has a 94.8% ownership interest in two of the pharmacies.

In February 2008, the Company consolidated the operations of its two pharmacies in Portland, Oregon, into one location. This consolidation is expected to allow the Company to further leverage its existing infrastructure and is expected to result in a reduction of costs.

We anticipate opening one more pharmacy in Oak Lomita, California during the second quarter of 2008. We have executed a lease agreement for the Oak Lomita pharmacy.

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
MARCH 31, 2008

1. ORGANIZATION AND BASIS OF PRESENTATION (continued)

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
MARCH 31, 2008

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

License Agreement with Network Technology, Inc. (“RxNT”)

On March 15, 2004, we entered into a technology license agreement (“Technology License”) with Network Technology, Inc. (“RxNT”). The Technology License grants us the right to use RxNT’s prescribing technology under the brand name “Assured Script” and enables us to accept prescriptions electronically transmitted to our pharmacies. Pursuant to the Technology License, we paid RxNT a licensing fee of $100,000 and are also responsible for paying RxNT a royalty equal to twenty five percent (25%) of the gross profit from sales of the “Assured Script” product, which refers to the licensed products and technology set forth in the Technology License and not prescription drug sales. Given that we are in the business of owning and operating pharmacies, management does not anticipate that we would make any sales of the “Assured Script” product resulting in a royalty payment to RxNT.

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
MARCH 31, 2008

1. ORGANIZATION AND BASIS OF PRESENTATION (continued)

Other Subsidiaries (continued):

During the third quarter of 2006, the Company had incorporated three wholly-owned subsidiaries for the purpose of operating additional pharmacies. On July 21, 2006, the Company incorporated Assured Pharmacy Gresham, Inc. On August 11, 2006, the Company incorporated Assured Pharmacy Irvine, Inc., and on September 25, 2006, the Company incorporated Assured Pharmacy Los Angeles 1, Inc.

On June 19, 2007, the Company incorporated Assured Pharmacy Las Vegas Inc., as a wholly-owned subsidiary for the purpose of operating its new pharmacy in Las Vegas, Nevada.

Quotation on OTCBB

The Company’s common stock is quoted on the Over-the-Counter Bulletin Board (the “OTCBB”) under the symbol “APHY.”

B. Basis of Presentation

The Company’s management, without audit, prepared the condensed consolidated financial statements for the three months ended March 31, 2008 and 2007. The information furnished has been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial reporting. Accordingly, certain disclosures normally included in financial statements prepared in accordance with GAAP have been condensed, consolidated or omitted. In the opinion of management, all adjustments considered necessary for the fair presentation of the Company’s financial position, results of operations and cash flows have been included and are only of a normal recurring nature. The results of operations for the three months ended March 31, 2008 and 2007 are not necessarily indicative of the results of operations for the year ending December 31, 2008.

The consolidated financial statements include the accounts of Assured Pharmacy, Inc., its wholly-owned subsidiaries, and majority-owned subsidiaries. All inter-company accounts and transactions have been eliminated in consolidation.

These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements as of December 31, 2007, which are included in the Company’s Annual Report on Form 10-KSB that was filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2008.

Going Concern Considerations

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business. As of March 31, 2008, the Company had an accumulated deficit of $23,809,730, recurring losses from operations and negative cash flow from operating activities for the three month period ended March 31, 2008 of $306,179. The Company also had a negative working capital of $5,145,424.

The Company intends to fund operations through increased sales and debt and or equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital or other cash requirements for the year ending December 31, 2008. The Company is seeking additional funds to finance its immediate and long-term operations. The successful outcome of future financing activities cannot be determined at this time and there is no assurance that if achieved, the Company will have sufficient funds to execute its intended business plan or generate positive operating results.

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

  The Company retained additional sales personnel to attract business.

  We consolidated our two pharmacies in Portland, Oregon into a single operation. This consolidation is expected to allow us to further leverage our existing infrastructure and is expected to result in a reduction of costs.

ASSURED PHARMACY, INC. AND SUBSIDIARIES
FORMERLY KNOWN AS eRXSYS, INC.
 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008

1. ORGANIZATION AND BASIS OF PRESENTATION (continued)

  In March 2008, we entered into an accounts receivable purchase agreement whereby we have agreed to sell certain accounts receivable for a price equal to 80% of the outstanding accounts receivable being purchased. We expect this additional source of working capital to help significantly with the daily operations. (See Note 5 for additional information)

  In April 2008, we entered into a Credit Agreement for $2,000,000 (and possibly up to $3,000,000). (See Note 10)

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

Principles of Consolidation

The consolidated financial statements for the quarter ended March 31, 2008, include the accounts of the Company’s 94.8% ownership interest in APN and its wholly owned subsidiaries. In accordance with the joint venture agreement, the minority partner does not have participation rights that allow them to block decisions proposed by the Company. The minority joint venture has given the Company the ability to control all daily operations and management of the joint venture; therefore, the Company has consolidated the joint venture in its financial statements. All significant inter-company accounts and transactions have been eliminated in consolidation.

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

During the three months ended on March 31, 2008, the Company purchased 99% of its inventory of its prescription drugs from one wholesale vendor. Management believes that the wholesale pharmaceutical and non-pharmaceutical distribution industry is highly competitive because of consolidation in the industry and the practice of certain large pharmacy chains to purchase directly from product manufacturers. Although management believes it could obtain the majority of our inventory from other distributors at competitive prices and upon competitive payment terms if our relationship with our primary wholesale drug vendor was terminated, there can be no assurance that the termination of such relationship would not adversely affect us.

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
MARCH 31, 2008

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

The Company is also impacted by the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), which mandates, among other things, the adoption of standards to enhance the efficiency and simplify the administration of the health care system. HIPAA requires the Department of Health and Human Services to adopt standards for electronic transactions and code sets for basic healthcare transactions such as payment and remittance advice (“transaction standards”); privacy of individually identifiable healthcare information (“privacy standards”); security and electronic signatures (“security standards”), as wells as unique identifiers for providers, employers, health plans and individuals; and enforcement. The Company is required to comply with these standards and is subject to significant civil and criminal penalties for failure to do so. Management believes the Company is in compliance with these standards. There can be no assurance, however, that future changes will not occur which the Company may not be, or may have to incur significant costs to be in compliance with new standards or regulations. Management anticipates that federal and state governments will continue to review and assess alternate healthcare delivery systems, payment methodologies and operational requirements for pharmacies. Given the continuous debate regarding the cost of healthcare services, management cannot predict with any degree of certainty what additional healthcare initiatives, if any, will be implemented or the effect any future legislation or regulation will have on the Company.

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

Accounts Receivable, non-current

At March 31, 2008, the Company had $40,773 of receivables which were over 180 days old. These receivables were primarily from Workmen’s Compensation Board of State of California (“CA Board”). These receivables are due to disputes between the claimant and the employer, with the CA Board, known as “Green Liens”. The settlement period for such Green Lien cases takes anywhere from 1 year to 5 years, and therefore Management has classified such receivables as long-term assets

Allowance for Doubtful Accounts Receivable

The Company’s receivables are from reputable insurance companies. However, management periodically reviews the collectability of accounts receivable and provides an allowance for doubtful accounts as management deems necessary. For the three months ended March 31, 2008, management has increased the allowance for doubtful Accounts by $72,000 resulting in a balance of $249,597 at March 31, 2008. For the three months ended March 31, 2007 no provision was made to the allowance for doubtful accounts which had a balance of $177,000.

Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or estimated market value, and consist primarily of pharmaceutical drugs. Market is determined by comparison with recent sales or net realizable value. Net realizable value is based on management’s forecast for sales of its products or services in the ensuing years and/or consideration and analysis of changes in customer base, product mix, third party insurance reimbursement levels or other issues that may impact the estimated net realizable value. Management regularly reviews inventory quantities on hand and records a reserve for shrinkage and slow-moving, damaged and expired inventory, which is measured as the difference between the inventory cost and the estimated market value based on management’s assumptions about market conditions and future demand for its products. No reserves were provided at March 31, 2008 or December 31, 2007. Should the demand for the Company’s products prove to be less than anticipated, the ultimate net realizable value of its inventories could be substantially less than reflected in the accompanying consolidated balance sheet.

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
MARCH 31, 2008

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Long-Lived Assets:

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

The Company’s long-lived assets consist of computers, software, office furniture and equipment, store fixtures and leasehold improvements on pharmacy build-outs. The Company assesses the impairment of these long-lived assets at least annually and makes adjustments accordingly.

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

Intangible Assets

Statement of Financial Accounting standard (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”, addresses how intangible assets that are acquired individually or with a group of other assets should be accounted for upon their acquisition and after they have been initially recognized in the financial statements. SFAS No. 142 requires that goodwill and identifiable intangible assets that have indefinite lives not be amortized but rather be tested at least annually for impairment, and intangible assets that have finite useful lives be amortized over their estimated useful lives.

ASSURED PHARMACY, INC. AND SUBSIDIARIES
FORMERLY KNOWN AS eRXSYS, INC.
 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008

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

Advertising

The Company expenses the cost of advertising, including marketing and promotions, when incurred. There were no advertising costs for the three months ended March 31, 2008 and 2007. When incurred, such expenses are included in selling, general and administrative expenses.

Revenue Recognition

The Company recognizes revenue on an accrual basis when the product is delivered to the customer. Payments are received directly from the customer at the point of sale, or the customer’s insurance provider is billed. Authorization, which assures payment, is obtained from the customer’s insurance provider before the medication is dispensed to the customer. Authorizations are obtained for the vast majority of these sales electronically and a corresponding authorization number is issued by the customers’ insurance provider.

Share-based Employee Compensation

The Company accounts for share based compensation under the provisions of statement of Financial Standards No. 123R, Share-Based Payments (“SFAS No. 123 (R)”), which was a revision of SFAS No. 123. SFAS 123 (R) requires all new share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. Pro forma disclosure of the fair value of new share-based payments is no longer an alternative to financial statement recognition.

ASSURED PHARMACY, INC. AND SUBSIDIARIES
FORMERLY KNOWN AS eRXSYS, INC.
 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Basic and Diluted Loss per Common Share

The Company computes loss per common share using SFAS No. 128 “Earnings Per Share”. Basic loss per share is computed by dividing net loss applicable to common shareholders by the weighted average number of common shares outstanding for the reporting period. Diluted loss per share reflects the potential dilution that could occur if securities or other contracts, such as stock options and warrants to issue common stock, were exercised or converted into common stock. When there is a loss, diluted loss per share is not calculated, because to do so would be anti-dilutive.

Income Taxes

The Company accounts for income taxes under the provisions of SFAS No. 109, “Accounting for Income Taxes”. SFAS No. 109 requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or income tax returns. Under this method deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates for the year in which the differences are expected to reverse. Valuation reserves are provided based on management’s judgment of the future realization of the deferred tax assets.

ASSURED PHARMACY, INC. AND SUBSIDIARIES
FORMERLY KNOWN AS eRXSYS, INC.
 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Fair Values of Financial Instruments

Management believes that the carrying amounts of the Company’s financial instruments, consisting primarily of cash, accounts receivable, and accounts payable and accrued liabilities approximated their fair values at March 31, 2008 and 2007 due to their short-term nature.

Management also believes that the March 31, 2008 and 2007 interest rate associated with the notes payable approximates the market interest rate for this type of debt instrument and as such, the carrying amount of the notes payable approximates its fair value.

The fair values of related party transactions are not determinable due to their related party nature.

3. NOTES PAYABLE TO RELATED PARTIES AND STOCKHOLDERS

TPG, L.L.C. Agreement

On December 15, 2006, the Company entered into a Purchase Agreement with TPG pursuant to which the Company purchased 49 shares of common stock of API for 50,000 shares of common stock of the Company and $460,000, of which $15,000 was paid on December 15, 2006 and the balance is payable over the period ending February 15, 2009. Monthly installments of $5,000 were paid from January 2007 through November 2007. The balance of the amount is payable in monthly installments of $15,000, commencing December 2007 and ending in January 2009, with a final payment of $180,000, together with interest accrued from December 15, 2006 on the unpaid amount at the rate of prime plus 2%, due on February 15, 2009.

As of March 31, 2008, the Company owes $295,434 under the agreement.

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

Convertible Loans

VVPH Inc. Loans

On January 21, 2006, the Company entered into two (2) loan agreements with VVPH Inc. Under the terms of the agreements, the Company received $600,000 for a twelve (12) month term which can be extended for an additional twelve (12) month period by mutual consent. The loan has an interest rate of 15% per annum to be paid in monthly installments. In March 2007, the parties entered into a modification and extension agreement to further extend the maturity dates of these loan agreements to January 2008 and modify the interest rates on these loans to 12% per annum. In January 2008, the parties entered into an extension agreement to further extend the maturity dates of these loan agreements to June 2008 at the same rate of interest.

On May 2, 2007, the Company entered into additional loan agreement with VVPH Inc. Under the terms of this loan agreement, the Company received $75,000 for a twelve (12) month term which can be extended for an additional twelve (12) month period by mutual consent. The loan has an interest rate of 12% per annum which is to be paid in monthly installments.

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

As of March 31, 2008, the Company owes $620,000 on these notes plus interest in the amount of $93,164.

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

On August 1, 2007, the Company entered into an additional loan agreement with Brockington. Under the terms of this agreement the Company received $50,000 for a twelve (12) month term which can be extended for an additional twelve (12) month period by mutual consent. The loan has an interest rate of 12% per annum to be paid in monthly installments.

ASSURED PHARMACY, INC. AND SUBSIDIARIES
FORMERLY KNOWN AS eRXSYS, INC.
 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008

3. NOTES PAYABLE TO RELATED PARTIES AND STOCKHOLDERS (continued)

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

As of March 31, 2008, the Company had repaid $50,000 and owes $193,000 on these notes, plus interest in the amount of $17,106.

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

On October 23, 2007, the Company entered into another loan agreement with Mr. Sheth. Under the terms of this agreement, the Company received a twelve (12) month loan of $50,000 extendable for an additional twelve (12) month period by mutual consent. The loan had an interest rate of 12% per annum to be paid in monthly installments.

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

As of March 31, 2008, the Company had repaid the principal and owes $3,954 towards interest on these notes.

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

As of March 31, 2008, the Company owes $150,000 on this note plus interest in the amount of $13,084.

ASSURED PHARMACY, INC. AND SUBSIDIARIES
FORMERLY KNOWN AS eRXSYS, INC.
 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008

3. NOTES PAYABLE TO RELATED PARTIES AND STOCKHOLDERS (continued)

Weil Consulting

On August 14, 2007, the Company entered into a loan agreement with Weil Consulting (“Weil”). Under the terms of this agreement, the Company received a three-month loan of $100,000 at an interest rate of 18% per annum, with interest payable on a monthly basis. The Company extended the loan to June 30, 2008 at an interest rate of 9% per annum, after adding accrued interest in the amount of $4,500 to the loan amount.

As of March 31, 2008, the Company owes $104,500 on this loan plus interest in the amount of $3, 597.

4. UNSECURED CONVERTIBLE DEBENTURE NOTES

During the three months ended March 31, 2008, the Company raised $250,000 by issuing unsecured convertible debentures carrying an interest rate of 18% per annum. In addition debentures worth $500,000 which expired at various times during the quarter ended March 31, 2008 were renewed for a term of one year. The debentures provide that interest is payable in the shares of common stock of the Company. The number of shares to be issued in payment of the interest is to be calculated based upon the average closing price for the Company’s common stock on the OTCBB for the five consecutive trading days preceding the issuance date. The Company is obligated to issue 45,441 shares of common stock as payment of interest on the new debentures issued in the quarter. The Debenture holders have the right to convert their Debenture into fully paid non- assessable shares of common stock at $0.40 and for every two shares converted receive one warrant to purchase one (1) share of common stock at an exercise price of $0.60 exercisable for two (2) years after the conversion date and one warrant to purchase one (1) share of common stock at an exercise price of $0.80 exercisable for three (3) years after the conversion date. The total amount of debentures outstanding was $4,083,500 and $3,833,500 at March 31, 2008 and December 31, 2007, respectively.

Interest on the outstanding debentures amounted to $180,268 and $110,633 for the three months ended March 31, 2008 and 2007, respectively.

5. ACCOUNTS RECEIVABLE PURCHASE AGREEMENT

On March 1, 2008, the Company entered into an Accounts Receivable Purchase Agreement (the “Purchase Agreement”) with Horizon International Investments LLC (the “Purchaser”), pursuant to which the Company has agreed to sell certain of its accounts receivable to the purchaser on a weekly basis during the one-year term of the Purchase Agreement for a purchase price equal to eighty per cent (80%) of the outstanding balance of the accounts receivable purchased. The aggregate amount of the purchase prices paid for accounts receivable, less amounts collected by the purchaser, may not at any time exceed the sum of $650,000. Upon payment of a purchased account receivable, the purchaser will be reimbursed for the purchase price of the account receivable, together with a commission. The balance of any payments will be remitted to the Company. The commissions are equal to a percentage of the original outstanding balance of the relevant account receivable. The actual percentage is a function of the number of days elapsed from the date of the purchase of the account receivable to the date of payment. The percentages range from 1.65% for accounts receivable paid within 30 days after the date of purchase up to 4.95% for those paid more than 75, but less than 90, days after the date of purchase. If a purchased account receivable has not been paid within 90 days, an additional commission of 1% is added for each additional 15-day period until payment is made. If an account receivable has not been paid within 120 days after the date of purchase, the Company is required to repurchase that account receivable for a price equal to the sum of the purchase price originally paid by the purchaser, plus a commission in the amount of 6.95% of the original outstanding balance of the account receivable.

As of March 31, 2008, the Company owes $300,222 on this loan including interest in the amount of $12,228.

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

ASSURED PHARMACY, INC. AND SUBSIDIARIES
FORMERLY KNOWN AS eRXSYS, INC.
 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008

6. COMMITMENTS AND CONTINGENCIES (continued)

As of March 31, 2008, future minimum payments under operating leases approximated the following:

For the year ending
December 31,
2008	$209,805
2009	$135,113
2010	$75,732
2011	$60,802
2012	$15,786
$497,238

Total rent expense for the three months ended March 31, 2008 and 2007 was $80,993 and $50,143 respectively.

7. LEGAL MATTERS

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

8. LOSS PER COMMON SHARE

The following is a reconciliation of the numerators and denominators of the basic and diluted loss per common share computations for the three months March 31, 2008 and 2007.

	Three Months Ended March
	31,
	2008	2007
Numerator for basic and diluted loss per
common share:
Net loss to common stockholders	($801,536)	($776,922)

Denominator for basic and diluted loss per
common share:
Weighted average number of shares
outstanding	54,800,951	53,474,060

Basic and diluted loss per common share	($0.01)	($0.01)

9. INCOME TAXES

Due to losses incurred for the three months ended March 31, 2008 there is no current provision for income taxes.

10. SUBSEQUENT EVENTS:

On April 2, 2008, the Company entered into an additional loan agreement with Brockington. Under the terms of this loan agreement, the Company received a three month loan of $30,000 extendable by mutual consent. The loan has an interest rate of 10% per annum.

ASSURED PHARMACY, INC. AND SUBSIDIARIES
FORMERLY KNOWN AS eRXSYS, INC.
 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008

10. SUBSEQUENT EVENTS (continued)

On April 29, 2008, the Company and certain of its subsidiaries, as joint and several borrowers (collectively, the “Borrowers”), entered into a Credit Agreement (the “Credit Agreement”) with Mosaic Financial Services, LLC (“Mosaic”). Pursuant to the Credit Agreement, Mosaic has agreed to advance up to $2,000,000 (or up to $3,000,000 in certain circumstances) to the Borrowers. Amounts advanced under the Credit Agreement bear interest at the rate of 14% per annum and are due and payable on April 30, 2009. Each of the Borrowers has granted Mosaic a security interest in substantially all of its assets (including, in the case of the Company, the shares of common stock of each of the subsidiaries party to the Credit Agreement) as security for the repayment of the obligations of the Borrowers under the Credit Agreement. As of May 1, 2008, Mosaic has advanced the sum of $550,000 to the Borrowers under the Credit Agreement. Mosaic is an affiliate of Mosaic Capital Advisors and the Mosaic Private Equity family of funds. On February 22, 2008, the Board of Directors appointed Ameet Shah to fill a vacancy on the Board. Mr. Shah, is the Managing Partner of Mosaic Capital Advisors and the Mosaic Private Equity family of funds. The Mosaic funds hold 18% convertible debentures in the aggregate principal amount of $1,733,500. These debentures are convertible into an aggregate of 4,333,750 shares of common stock of the Company. In addition, these funds hold 5,993,731 outstanding shares of common stock and warrants to purchase an aggregate of 5,958,750 shares of common stock of the Company.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements, the related Notes to Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007 and the Unaudited Consolidated Financial Statements and related Notes to Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q.

      We have included in this Quarterly Report certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 concerning our business, operations and financial condition. “Forward-looking statements” consist of all non-historical information, and the analysis of historical information, including the references in this Quarterly Report to future revenue growth, future expense growth, future credit exposure, earnings before interest, taxes, depreciation and amortization, future profitability, anticipated cash resources, anticipated capital expenditures, capital requirements, and our plans for future periods. In addition, the words “could”, “expects”, “anticipates”, “objective”, “plan”, “may affect”, “may depend”, “believes”, “estimates”, “projects” and similar words and phrases are also intended to identify such forward-looking statements.

      Actual results could differ materially from those projected in our forward-looking statements due to numerous known and unknown risks and uncertainties, including, among other things, economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, generally accepted accounting principles, the inherent uncertainty of financial estimates and projections, the uncertainties involved in certain legal proceedings, instabilities arising from terrorist actions and responses thereto, and other considerations described as “Risk Factors” in other filings by us with the SEC including our Annual Report on Form 10-KSB. Such factors may also cause substantial volatility in the market price of our Common Stock. All such forward-looking statements are current only as of the date on which such statements were made. We do not undertake any obligation to publicly update any forward-looking statement to reflect events or circumstances after the date on which any such statement is made or to reflect the occurrence of unanticipated events.

      As used in this Quarterly Report, the terms “we,” “us,” “our,” and “Assured Pharmacy” mean Assured Pharmacy, Inc. and our subsidiaries unless otherwise indicated.

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

     The table set forth below summarizes the number of prescriptions filled by our six operating pharmacies for the three months ended March 31, 2008 and 2007.

	Three months ended	Three months ended
	March 31, 2008	March 31, 2007
Total Number of Prescriptions	27,144	19,210

     Total number of prescriptions filled at our all pharmacies for the three months ended March 31, 2008 increased to 27,144 which is approximately a 41% increase from the 19,210 total prescriptions filled at all our pharmacies in the prior three months ended March 31, 2007. Our management primarily credits the increases in our business to the efforts of additional sales personnel added during the reporting period and the expanded reach of our business beyond pain management.

      We have a monthly call program where our pharmacies contact each recurring patient directly on a monthly basis to ensure that the patient has experienced no complications with the prescribed medication and to inquire into whether the patient needs the prescription refilled. At the time of each monthly call, our pharmacies also inquire into whether other members of the household also need a prescription refilled. Our management believes that the monthly call program has enhanced consumer loyalty and will continue to increase the total number of prescriptions filled at our pharmacies.

      On an ongoing basis, our management is evaluating our operations and seeking additional opportunities to expand our business. During the fiscal quarter ended March 31, 2006, we established a working relationship with a specialty compounding pharmacy, which enabled our pharmacies to fill prescriptions for custom compounded drugs. Since this time, we established a relationship with another compound drug provider to increase our available inventory of compounded drugs. Pharmaceutical compounding is the combining, mixing, or altering of ingredients to create a customized medication for an individual patient in response to a licensed physician’s prescription. Physicians often prescribe compounded medications for reasons that include situations where there is not presently a commercially available drug to treat the unique health condition of an individual patient or to combine several medications the patient is taking to increase compliance. Custom compounded drugs can offer additional means of treating chronic pain. We anticipate that our ability to fill prescriptions for custom compounded drugs will expand our business and enable us to better service patients who require treatment for chronic pain management. During the three months ended March 31, 2008, we generated $10,209 in revenue for compounded drugs. The gross profit margin on these prescriptions was approximately 36%.

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

      Our revenue generated from the operations of Plus Corp. and DME for the three months ended March 31, 2008 and 2007 has been relatively insignificant to our business. To date, our management has not advanced these opportunities because our resources are currently being devoted to expanding the sales of compounded drugs, focusing on the establishment of additional pharmacies, and growth within our existing pharmacy locations. Our management anticipates focusing more on these opportunities during 2008 or at such time that allocating resources to these opportunities is in our best interest.

Results of Consolidated Operations

Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007

Revenues

     Our total revenue reported for the three months ended March 31, 2008 was $4,162,670, a 52% increase from $2,733,683 for the three months ended March 31, 2007. Our revenue for the three months ended March 31, 2008 and 2007 was generated almost exclusively from the sale of prescription drugs. The average revenue generated per prescription for three months ended on March 31 2008 and 2007 was $153 and $142 respectively. The increase in revenues is attributable to increased sales volume of existing stores due to hiring sales personnel to recruit more physicians and an increase in average revenue generated per prescription.

     The table set forth below shows our total reported gross revenue generated for each completed quarterly period during fiscal 2006, 2007 and 2008:

	2006	2007	2008
Quarterly Period Ended March 31	$1,515,645	$2,733,683	$4,162,670
Quarterly Period Ended June 30	$1,894,976	$3,305,891	N/A
Quarterly Period Ended September 30	$2,310,248	$3,676,798	N/A
Quarterly Period Ended December 31	$2,176,249	$4,207,115	N/A

     Management anticipates that our revenues will continue to increase based upon the efforts of additional sales personnel and the establishment of additional pharmacies in the current year. In 2008, we consolidated the operations of two of our pharmacies and opened a new pharmacy in Las Vegas. We plan to open another pharmacy in Oak Lomita, California in the second quarter of 2008. We anticipate the establishment of these additional pharmacies will increase our revenues for the fiscal year ended December 31, 2008.

Cost of Sales

     The total cost of sales for the three months ended March 31, 2008 was $3,206,091 a 61% increase from $1,988,744 for the three months ended March 31, 2007. The increase in cost of sales is primarily attributable to increased sales in the reporting period.

Gross Profit.

     Gross profit increased to $956,529, or approximately 23% of sales, for the three months ended March 31, 2008. This is an increase from a gross profit of $744,939, or approximately 27% sales, for the three months ended March 31, 2007. The primary reason for the increase in the gross profit was the increase in the the revenues. The decline in the gross profit as a percentage of sales is primarily due to a reduction in the workmens compensation reimbursements in California.

Operating Expenses

     Operating expenses for the three months ended March 31, 2008 were $1,477,226, a 7% increase from $1,374,531 for the three months ended March 31, 2007. Our operating expenses for the three months ended March 31, 2008 consisted of salaries and related expenses of $765,688, consulting and other compensation of $142,957, and selling, general and administrative expenses of $568,581. Our operating expenses for the three months ended March 31, 2007 consisted of salaries and related expenses of $678,899, consulting and other compensation of $148,636, selling, general and administrative expenses of $546,996.

     Salaries and related expenses were higher in the three months ended March 31, 2008 when compared to the comparable quarter in the prior year primarily as a result of increased sales personnel and the staffing of new pharmacies. The decrease in consulting and other compensation is primarily attributable to less consulting services utilized in the three months ended March 31, 2008.

Other Income and Expense

     During the three months ended March 31, 2008, we reported other expenses in the amount of $275,107, compared to $142,642 for the three months ended March 31, 2007. We incurred interest expense of $279,236 during the three months ended March 31, 2008 as compared to $142,642 during the three months ended March 31, 2007. Interest expense for the three months ended March 31, 2008 was incurred on financing from related parties and convertible debentures issued during the reporting period.

Net Loss

     Net loss for the three months ended March 31, 2008 was $801,536, compared to net loss of $776,922 for the three months ended March 31, 2007. The increase in our net loss was primarily attributable to increases in operating expenses and increased interest costs offset by the increase in the gross profit as discussed above.

     Our loss per common share for the three months ended March 31, 2008 was $0.01, compared to a loss per common share of $0.01 for the three months ended March 31, 2007.

Liquidity and Capital Resources

As of March 31, 2008, we had $253,436 in cash which primarily resulted from funds raised in the private offering of unsecured convertible debentures. As of March 31, 2008, we had current assets of $2,669,757 and current liabilities of $7,815,181 resulting in a working capital deficit of $5,145,424.

     Operating activities used $801483 in cash for the three months ended March 31, 2008. Our net loss of $801,536 less non-cash expenses of $168,326 was the primary reason for our negative operating cash flow. Investing activities during the three months ended March 31, 2008 used $68,657 for the purchase of property and equipment. Net cash flows provided by financing activities during the three months ended March 31, 2008 was $715,291. We received $250,000 as proceeds from the issuance of debentures and $649,804 in advances under the new factoring agreement which was offset by principal payments on notes payable in the amount of $34,533 and repayment of $150,000 of the factor advances.

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

Off Balance Sheet Arrangements

     As of March 31, 2008, there were no off balance sheet arrangements.

Going Concern

      The accompanying condensed consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business. As of March 31, 2008, we had an accumulated deficit of $23,809,730, recurring losses from operations of prior years and negative cash flow from operating activities for the three month period ended March 31, 2008 of $306,179. We also had a negative working capital of $5,145,424 as of March 31, 2008.

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

  We consolidated our two pharmacies in Portland, Oregon into a single operation. This consolidation is expected to allow us to further leverage our existing infrastructure and is expected to result in a reduction of costs.

  In March 2008, we entered into an accounts receivable purchase agreement whereby we have agreed to sell certain accounts receivable for a price equal to 80% of the outstanding accounts receivable being purchased. We expect this additional source of working capital to help significantly with the daily operations.

  In April 2008, we entered into a Credit Agreement for $2,000,000 (and possibly up to $3,000,000). (See Note 10)

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

Inventories

     Inventories are stated at the lower of cost (first-in, first-out method) or estimated market, and consist primarily of pharmaceutical drugs. Market is determined by comparison with recent sales or net realizable value. Net realizable value is based on management’s forecast for sales of its products or services in the ensuing years and/or consideration and analysis of changes in customer base, product mix, payor mix, third party insurance reimbursement levels or other issues that may impact the estimated net realizable value. Management regularly reviews inventory quantities on hand and records a reserve for shrinkage and slow-moving, damaged and expired inventory, which is measured as the difference between the inventory cost and the estimated market value based on management’s assumptions about market conditions and future demand for its products. No reserves were provided at March 31, 2008 or December 31, 2007. Should the demand for the our products prove to be less than anticipated, the ultimate net realizable value of our inventories could be substantially less than reflected in the accompanying consolidated balance sheet.

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

     Our long-lived assets consist of computers, software, office furniture and equipment, store fixtures and leasehold improvements on pharmacy build-outs. We assess the impairment of these long-lived assets at least annually and make adjustment accordingly.

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

Revenue Recognition

     We recognize revenue on an accrual basis when the product is delivered to the customer. Payments are received directly from the customer at the point of sale, or the customers’ insurance provider is billed. Authorization, which assures payment, is obtained from the customers’ insurance provider before the medication is dispensed to the customer. Authorization is obtained for the vast majority of these sales electronically and a corresponding authorization number is issued by the customers’ insurance provider.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM    4T.    CONTROLS AND PROCEDURES

     As of the end of the period covered by this report, based on an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934), our Chief Executive and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized and reported within the applicable time periods specified by the SEC’s rules and forms.

     There was no change in our internal controls over financial reporting that occurred during the fiscal quarter ended March 31, 2008 that materially affected or is reasonably likely to materially affect the Company’s internal controls over financial reporting.

PART II.   OTHER INFORMATION

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     During the three months ended March 31, 2008, the Company raised $50,000 and $ 200,000 by issuing unsecured convertible debentures (“Debentures”) expiring on March 31, 2008, carrying an interest rate of 18% per annum. The Debentures provide that all the interest is payable solely in the shares of the Company’s common stock on the issuance date. The number of shares to be issued in payment of the interest is to be calculated based upon average closing price for the Company’s common stock on NASD OTCBB for the five (5) consecutive trading days preceding the issuance date. Shares for the interest on new debentures are yet to be issued. As of March 31, 2008, we are obligated to issue 45,440 shares of common stock as payment of total interest on the Debentures. The Debenture holders have the right to convert their Debentures into fully paid non-assessable shares of our common stock at $0.40. Upon any conversion of the Debentures, the Debenture holders will also be issued Common Stock Purchase Class A Warrants to purchase one (1) share of restricted common stock at an exercise price of $0.60 exercisable for two (2) years after the conversion date and Common Stock Purchase Class B Warrants to purchase one (1) share of restricted common stock at an exercise price of $0.80 exercisable for three (3) years. One Class A Warrant and one Class B Warrant will be issued for each two shares of common stock issued upon conversion of the Debentures.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

     At March 31, 2008, 15% of total convertible debentures borrowed by the Company in the aggregate principal amount of $625,000 were past due.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended March 31, 2008.

ITEM 5. OTHER INFORMATION

Appointment of Director on Board

     On February 22, 2008, the Board of Directors appointed Ameet Shah to fill a vacancy on the Board. Mr. Shah, is the Managing Partner of Mosaic Capital Advisors and the Mosaic Private Equity family of funds. The Mosaic funds hold 18% convertible debentures in the aggregate principal amount of $1,733,500. These debentures are convertible into an aggregate of 4,333,750 shares of common stock of the Company. In addition, these funds hold 5,993,731 outstanding shares of common stock and warrants to purchase an aggregate of 5,958,750 shares of common stock of the Company.

ITEM 6.    EXHIBITS

      The exhibits listed in the accompanying below are filed as part of this report.

Exhibit
Number	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

[WE MAY ADD THE MOSAIC CREDIT AGREEMENT IF THE 10-Q IS FILED PRIOR TO THE DUE DATE FOR THE 8-K]

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ASSURED PHARMACY, INC.

Date: May 9, 2008
/s/ Robert DelVelcchio Robert DelVelcchio Chief Executive Officer (Principal Executive Officer)

Date: May 9, 2008
/s/ Haresh Sheth Haresh Sheth Chief Financial Officer (Principal Financial and Accounting Officer)