Form 10-Q
period 2008-06-30
Assured Pharmacy, Inc.
filed 2008-08-14
CIK 1100592

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period ended                to

Commission File Number: 000-33165

ASSURED PHARMACY, INC.

(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	98-0233878 (I.R.S. Employer Identification No.)

17935 Sky Park Circle Suite F, Irvine, CA (Address of principal executive offices)	92614 (Zip Code)

(949) 222-9971

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of the common stock, $0.001 par value, as of August 11, 2008: 56,006,113

ASSURED PHARMACY, INC. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

These unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-QSB. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended June 30, 2008 are not necessarily indicative of the results that can be expected for the full year.

ASSURED PHARMACY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

	June 30,	December 31,
	2008	2007
	(UNAUDITED)	(AUDITED)
ASSETS
Current Assets
Cash	$337,867	$408,305
Accounts receivable, net	1,869,015	2,167,969
Inventories	858,917	440,354
Prepaid expenses and other assets	116,199	166,852
	3,181,998	3,183,480
Long Term Assets
Accounts receivable - non-current, net	170,931	49,868

Property and Equipment, net	392,855	373,961

Goodwill	607,816	607,816

	$4,353,600	4,215,125

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable and accured expenses	$2,406,121	$2,306,415
Unsecured convertible notes payable	4,218,500	$3,833,500
Payables to related parties and stockholders	2,497,508	$1,136,630

	9,122,129	7,276,545

Notes Payable to related Party and Stockholders, net of current portion	-	276,337

Minority Interest	681,946	676,748

Commitments and Contingencies

Stockholders' Deficit
Preferred shares; par value $0.001 per share;
authorized 5,000,000 shares; no preferred shares issued
or outstanding	-	-
Common shares; par value $0.001 per share;
150,000,000 shares authorized, 67,402,637 common shares issued and outstanding	67,402	65,659

Treasury stock at cost, 10,858,658 shares	(2,849,366)	(2,849,366)

Additional paid-in capital, net	22,241,022	21,777,397

Accumulated deficit	(24,909,534)	(23,008,195)

Stockholders' deficit	(5,450,476)	(4,014,505)

	$4,353,600	$4,215,125

The accompanying notes are an integral part of the consolidated financial statements.

ASSURED PHARMACY, INC AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

SALES	$3,573,793	$3,305,891	$7,736,413	$6,039,574

COST OF SALES	2,770,558	2,472,371	5,976,649	4,461,115

GROSS PROFIT	803,235	833,520	1,759,764	1,578,459

OPERATING EXPENSES
Salaries and related expenses	683,818	615,218	1,449,506	1,294,117
Consulting and other compensation	214,304	299,000	357,261	447,636
Selling, general and administrative	620,647	495,285	1,189,228	1,042,281
TOTAL OPERATING EXPENSES	1,518,769	1,409,503	2,995,995	2,784,034

LOSS FROM OPERATIONS	(715,533)	(575,983)	(1,236,230)	(1,205,575)

OTHER (EXPENSES) INCOME
Interest expense	(384,895)	(149,872)	(664,131)	(292,514)
Other income	165	-	4,294	-
TOTAL OTHER EXPENSES	(384,730)	(149,872)	(659,837)	(292,514)

LOSS BEFORE MINORITY INTEREST	(1,100,263)	(725,855)	(1,896,067)	(1,498,089)
MINORITY INTEREST	460	(7,571)	(5,272)	(12,259)

NET LOSS	$(1,099,804)	$(733,426)	$(1,901,340)	$(1,510,348)

Basic and diluted loss per common share	$(0.02)	$(0.01)	$(0.03)	$(0.03)

Basic and diluted weighted average number of common
shares outstanding	55,069,109	53,772,458	54,935,030	53,524,876

The accompanying notes are an integral part of the consolidated financial statements.

ASSURED PHARMACY, INC. AND SUBSIDIARIES (formerly known as eRxsys, Inc.)
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	SIX MONTHS ENDED JUNE 30
	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,901,340)	$(1,510,348)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property and equipment	113,387	85,102
Amortization of debt discount	18,375	204,766
Amortization of deferred consulting fees	126,897	271,039
Issuance of common stock for debenture interest	217,797	-
Minority interest in net income /(loss) of joint venture	5,200	12,259
Issuance of common stock and options for director services	-	120,000
Return of common stock due to termination of contract	-	(70,000)
Beneficial conversion of debenture notes	110,674	-
Provision for doubtful accounts	72,000	-
Changes in operating assets and liabilities:
Accounts receivable	105,891	(601,226)
Inventories	(418,562)	(499,042)
Prepaid expenses and other current assets	32,277	(23,152)
Accounts payable and accrued liabilities	99,707	1,056,461

Net cash used in operating activities	(1,417,697)	(954,141)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(132,283)	(40,770)

Net cash used in investing activities	(132,283)	(40,770)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from factor	649,804	-
Repayment of advances from factor	(649,804)	-
Proceeds from the issuance of notes payable to related parties and shareholders	1,154,500	193,000
Principal repayments on notes payable to related parties and shareholders	(69,958)	(29,721)
Proceeds from issuance of convertible debentures	400,000	600,000
Principal repayments on debentures	(15,000)	-
Issue of common stock on conversion of debentures	10,000	-
Net cash provided by financing activities	1,479,542	763,279

Net decrease in cash	(70,438)	(231,631)

Cash at beginning of period	408,305	466,404

Cash at end of period	$337,867	$234,773

Supplemental disclosure of cash flow information-
Cash paid during the period for:

Interest	$47,986	$-

Income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES :
Issuance of common stock for services rendered	$97,500	$155,000
Issuance of common stock in lieu of debenture note interest	$217,798	$90,000
Issue of common stock on conversion of debentures	$10,000	$-
Return of common stock due to termination of contract	$-	$(70,000)

The accompanying notes are an integral part of the consolidated financial statements.

ASSURED PHARMACY, INC. AND SUBSIDIARIES FORMERLY KNOWN AS eRXSYS, Inc. NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS JUNE 30, 2008

1. ORGANIZATION AND BASIS OF PRESENTATION

A. Organization:

Assured Pharmacy, Inc. (“Assured Pharmacy”, the “Company”, “we” or “us”) was organized as a Nevada corporation on October 22, 1999 under the name Surforama.com, Inc. and previously operated under the name eRXSYS, Inc. The Company is engaged in the business of operating specialty pharmacies that primarily dispense highly regulated pain medication. During 2006, the Company expanded its business beyond pain management to service customers that require prescriptions to treat cancer, psychiatric, and neurological conditions. The Company offers physicians the ability to electronically transmit prescriptions to its pharmacies. The Company derives its revenue primarily from the sale of prescription drugs and does not keep in inventory non-prescription drugs or health and beauty related products inventoried at traditional pharmacies. The majority of the Company’s business is derived from repeat business from its customers. “Walk-in” prescriptions from physicians are limited.

The Company currently has six operating pharmacies. Four of those pharmacies are wholly owned and the Company has a 94.8% ownership interest in the two other pharmacies.

The Company commenced operations at its Las Vegas, Nevada pharmacy during the first quarter of 2008.

In February 2008, the Company consolidated the operations of its two pharmacies in Portland, Oregon, into one location. This consolidation is expected to allow it to further leverage its existing infrastructure and is expected to result in a reduction of costs.

The Company anticipates opening one more pharmacy in Oak Lomita, California during 2008. The Company has executed a lease agreement for the Oak Lomita pharmacy and is awaiting the requisite licenses.

Agreement with TPG, L.L.C.

On April 24, 2003, the Company entered into an agreement with TPG, L.L.C. (“TPG”) for the purpose of funding the establishment and operations of pharmacies. Under this agreement, TPG held the right to fund on a joint venture basis fifty pharmacies that it established. In exchange for contributing financing in the amount of $230,000 per pharmacy location, TPG acquired a 49% ownership interest in each pharmacy established under this agreement and the Company owned the remaining 51%. Under the terms of the agreement with TPG, the Company’s contribution to establish pharmacies primarily consisted of the right to utilize its intellectual property rights and to provide sales and marketing services.

Assured Pharmacies, Inc. (“API”) was formed to establish and operate the pharmacies that would be operated under the agreement with TPG. In accordance with the terms of the agreement with TPG, the Company owned 51% of API and TPG owned the remaining 49%.

Under this joint venture, the Company established its first pharmacy in Santa Ana, California and its second pharmacy in Riverside, California. On December 15, 2006, the Company entered into a Purchase Agreement with TPG and acquired all of its right, title and interest in 49 shares of common stock of API for $460,000 and the issuance of 50,000 shares of its common stock. Of the $460,000, $15,000 was paid on December 15, 2006 and the balance is payable over the period ending February 15, 2009. (See Note 3)

As a result of this acquisition, the Company increased its ownership interest in API to 100% making it a wholly-owned subsidiary and consequently resulting in the termination of its joint venture with TPG.

ASSURED PHARMACY, INC. AND SUBSIDIARIES FORMERLY KNOWN AS eRXSYS, Inc. NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS JUNE 30, 2008

1. ORGANIZATION AND BASIS OF PRESENTATION (continued)

Agreement with TAPG, L.L.C.

In February 2004, the Company entered into an agreement (the “Agreement”) with TAPG, L.L.C. (“TAPG”), a Louisiana limited liability company, and formed Safescript Northwest, Inc. (“Safescript Northwest”), a Louisiana corporation. Safescript Northwest was formed to establish and operate up to five pharmacies. Effective August 19, 2004, Safescript Northwest changed its name to Assured Pharmacies Northwest, Inc. (“APN”). The Company initially owned 75% of APN, while TAPG owned the remaining 25%.

The Agreement provides that TAPG will contribute start-up costs in the amount of $335,000 per pharmacy location established not to exceed five pharmacies. The Company’s contribution under the Agreement consists of granting the right to utilize its intellectual property rights and to provide sales and marketing services. Between March and October 2004, APN received from TAPG start-up funds in the amount of $854,213 as its capital contribution for three pharmacies. This capital contribution funded the opening of a pharmacy in Kirkland, Washington in August 2004 and another pharmacy in Portland, Oregon in September 2004. Included in these monies was a partial capital contribution in the amount of $190,000 for the establishment of its second pharmacy location in Portland, Oregon. TAPG remains obligated to contribute an additional $145,000 to satisfy their full contribution. The Company and APN requested that TAPG provide the $150,787 balance of its full capital contribution. TAPG is also obligated to contribute their proportionate share of the start-up costs in excess of their initial capital contribution of $335,000 per pharmacy. The Agreement defines start-up costs as any costs associated with the opening of any open pharmacy location that accrue within one hundred eighty days following the opening of that particular pharmacy.

Following the start-up period, the Company advanced interest-free loans to sustain operations at the pharmacies operated by APN. On March 6, 2006, these loans were converted into APN capital stock. Following the conversion of this debt into equity, the Company increased its ownership interest in APN from 75% to 94.8%. TAPG owns the remaining 5.2% interest.

License Agreement with Network Technology, Inc. (“RxNT”)

On March 15, 2004, the Company entered into a technology license agreement (“Technology License”) with Network Technology, Inc. (“RxNT”). The Technology License grants the Company the right to use RxNT’s prescribing technology under the brand name “Assured Script” and enables the Company to accept prescriptions electronically transmitted to our pharmacies. Pursuant to the Technology License, the Company paid RxNT a licensing fee of $100,000 and is also responsible for paying RxNT a royalty equal to twenty five percent (25%) of the gross profit from sales of the “Assured Script” product, which refers to the licensed products and technology set forth in the Technology License and not prescription drug sales. Given that the Company is in the business of owning and operating pharmacies, management does not anticipate that it would make any sales of the “Assured Script” product resulting in a royalty payment to RxNT.

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

During the third quarter of 2006, the Company incorporated three wholly-owned subsidiaries for the purpose of operating additional pharmacies. On July 21, 2006, the Company incorporated Assured Pharmacy Gresham, Inc. On August 11, 2006, the Company incorporated Assured Pharmacy Irvine, Inc., and on September 25, 2006, the Company incorporated Assured Pharmacy Los Angeles 1, Inc.

ASSURED PHARMACY, INC. AND SUBSIDIARIES FORMERLY KNOWN AS eRXSYS, Inc. NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS JUNE 30, 2008

1. ORGANIZATION AND BASIS OF PRESENTATION (continued)

On June 19, 2007, the Company incorporated Assured Pharmacy Las Vegas Inc., as a wholly-owned subsidiary for the purpose of operating its new pharmacy in Las Vegas, Nevada.

On August 9, 2007 the Company incorporated APHY Henderson Inc. as a wholly-owned subsidiary in anticipation of opening a new pharmacy in Henderson, Nevada.

Quotation on OTCBB

The Company’s common stock is quoted on the Over-the-Counter Bulletin Board (the “OTCBB”) under the symbol “APHY.”

B. Basis of Presentation

The Company’s management, without audit, prepared the condensed consolidated financial statements for the three and six months ended June 30, 2008 and 2007. The information furnished has been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial reporting. Accordingly, certain disclosures normally included in financial statements prepared in accordance with GAAP have been condensed, consolidated or omitted. In the opinion of management, all adjustments considered necessary for the fair presentation of the Company’s financial position, results of operations and cash flows have been included and are only of a normal recurring nature. The results of operations for the three and six months ended June 30, 2008 and 2007 are not necessarily indicative of the results of operations for the year ending December 31, 2008.

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

Going Concern Considerations

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business. As of June 30, 2008, the Company had an accumulated deficit of $24,909,534, recurring losses from operations and negative cash flow from operating activities for the six month period ended June 30, 2008 of $1,417,697. The Company also had a negative working capital of $5,940,131.

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

ASSURED PHARMACY, INC. AND SUBSIDIARIES FORMERLY KNOWN AS eRXSYS, Inc. NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS JUNE 30, 2008

1. ORGANIZATION AND BASIS OF PRESENTATION (continued)

In response to these problems, management has taken the following actions:

•	The Company is expanding its revenue base beyond the pain management sector to service customers that require prescriptions to treat cancer, psychiatric, and neurological conditions.
•	The Company is aggressively signing up new physicians.
•	The Company is seeking investment capital.
•	The Company retained additional sales personnel to attract business.
•

The Company consolidated two pharmacies in Portland, Oregon into a single operation. This consolidation is expected to allow the Company to further leverage its existing infrastructure and is expected to result in a reduction of costs.

•	In April 2008, the Company entered into a Credit Agreement for $2,000,000, which can be extended up to $3,000,000. (See Note 3)
•	In July and August 2008, the Company raised $1,337,500 through the issuance of convertible notes. (See Note 11)

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

Principles of Consolidation

The consolidated financial statements for the quarter ended June 30, 2008, include the accounts of the Company’s 94.8% ownership interest in APN and its wholly owned subsidiaries. In accordance with the joint venture agreement, the minority partner does not have participation rights that allow them to block decisions proposed by the Company. The minority joint venture has given the Company the ability to control all daily operations and management of the joint venture; therefore, the Company has consolidated the joint venture in its financial statements. All significant inter-company accounts and transactions have been eliminated in consolidation.

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

ASSURED PHARMACY, INC. AND SUBSIDIARIES FORMERLY KNOWN AS eRXSYS, Inc. NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS JUNE 30, 2008

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

During the six months ended June 30, 2008, the Company purchased 99% of its inventory of its prescription drugs from one wholesale vendor. Management believes that the wholesale pharmaceutical and non-pharmaceutical distribution industry is highly competitive because of consolidation in the industry and the practice of certain large pharmacy chains to purchase directly from product manufacturers. Although management believes it could obtain the majority of its inventory from other distributors at competitive prices and upon competitive payment terms if its relationship with its primary wholesale drug vendor was terminated, there can be no assurance that the termination of such relationship would not adversely affect the Company.

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

The Company is also impacted by the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), which mandates, among other things, the adoption of standards to enhance the efficiency and simplify the administration of the health care system. HIPAA requires the Department of Health and Human Services to adopt standards for electronic transactions and code sets for basic healthcare transactions such as payment and remittance advice; privacy of individually identifiable healthcare information; security and electronic signatures, as well as unique identifiers for providers, employers, health plans and individuals; and enforcement. The Company is required to comply with these standards and is subject to significant civil and criminal penalties for failure to do so. Management believes the Company is in compliance with these standards. There can be no assurance, however, that future changes will not occur which the Company may not be, or may have to incur significant costs to be in compliance with new standards or regulations. Management anticipates that federal and state governments will continue to review and assess alternate healthcare delivery systems, payment methodologies and operational requirements for pharmacies. Given the continuous debate regarding the cost of healthcare services, management cannot predict with any degree of certainty what additional healthcare initiatives, if any, will be implemented or the effect any future legislation or regulation will have on the Company.

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

Accounts Receivable, non-current

At June 30, 2008, the Company had $335,244 of receivables which were primarily from Workmen’s Compensation Board of State of California (“CA Board”). These receivables are due to disputes between the claimant and the employer, with the CA Board, known as “Green Liens”. The settlement period for such Green Lien cases takes anywhere from 1 year to 5 years, and therefore management has classified such receivables as long-term assets. As of June 30, 2008, management has provided $164,313 as an allowance for doubtful accounts against these non-current receivables.

ASSURED PHARMACY, INC. AND SUBSIDIARIES FORMERLY KNOWN AS eRXSYS, Inc. NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS JUNE 30, 2008

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Allowance for Doubtful Accounts Receivable

The Company’s receivables are from insurance companies. However, management periodically reviews the collectability of accounts receivable and provides an allowance for doubtful accounts as management deems necessary. For the three months ended June 30, 2008, management has not increased the allowance for doubtful accounts. As of June 30, 2008 the allowance for doubtful accounts was $249, 597, of which $164, 313 pertain to the non current receivables.

Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or estimated market value, and consist primarily of pharmaceutical drugs. Market value is determined by comparison with recent sales or net realizable value. Net realizable value is based on management’s forecast for sales of its products or services in the ensuing years and/or consideration and analysis of changes in customer base, product mix, third party insurance reimbursement levels or other issues that may impact the estimated net realizable value. Management regularly reviews inventory quantities on hand and records a reserve for shrinkage and slow-moving, damaged and expired inventory, which is measured as the difference between the inventory cost and the estimated market value based on management’s assumptions about market conditions and future demand for its products. No reserves were provided at June 30, 2008 or December 31, 2007. Should the demand for the Company’s products prove to be less than anticipated, the ultimate net realizable value of its inventories could be substantially less than reflected in the accompanying consolidated balance sheet.

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

ASSURED PHARMACY, INC. AND SUBSIDIARIES FORMERLY KNOWN AS eRXSYS, Inc. NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS JUNE 30, 2008

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Intangible Assets

SFAs No. 142, “Goodwill and Other Intangible Assets”, addresses how intangible assets that are acquired individually or with a group of other assets should be accounted for upon their acquisition and after they have been initially recognized in the financial statements. SFAS No. 142 requires that goodwill and identifiable intangible assets that have indefinite lives not be amortized but rather be tested at least annually for impairment, and intangible assets that have finite useful lives be amortized over their estimated useful lives.

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

Advertising

The Company expenses the cost of advertising, including marketing and promotions, when incurred. Advertising costs for the three months ended June 30, 2008 and 2007 were $8,423 and $0 respectively. When incurred, such expenses are included in selling, general and administrative expenses.

Revenue Recognition

The Company recognizes revenue on an accrual basis when the product is delivered to the customer. Payments are received directly from the customer at the point of sale, or the customer’s insurance provider is billed. Authorization, which assures payment, is obtained from the customer’s insurance provider before the medication is dispensed to the customer. Authorizations are obtained for the vast majority of these sales electronically and a corresponding authorization number is issued by the customer’s insurance provider.

Share-based Employee Compensation

The Company accounts for share based compensation under the provisions of statement of SFAS 123R, “Share-Based Payments”, which was a revision of SFAS No. 123. SFAS 123 (R) requires all new share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. Pro forma disclosure of the fair value of new share-based payments is no longer an alternative to financial statement recognition.

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

ASSURED PHARMACY, INC. AND SUBSIDIARIES FORMERLY KNOWN AS eRXSYS, Inc. NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS JUNE 30, 2008

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Fair Values of Financial Instruments

Management believes that the carrying amounts of the Company’s financial instruments, consisting primarily of cash, accounts receivable, and accounts payable and accrued liabilities approximated their fair values at June 30, 2008 and 2007 due to their short-term nature.

Management also believes that the June 30, 2008 and 2007 interest rate associated with the notes payable approximates the market interest rate for this type of debt instrument and as such, the carrying amount of the notes payable approximates its fair value.

The fair values of related party transactions are not determinable due to their related party nature.

3. PAYABLES TO RELATED PARTIES AND STOCKHOLDERS

TPG, L.L.C Agreement

On December 15, 2006, the Company entered into a Purchase Agreement with TPG pursuant to which the Company purchased 49 shares of common stock of API for 50,000 shares of common stock of the Company and $460,000, of which $15,000 was paid on December 15, 2006 and the balance is payable over the period ending February 15, 2009. Monthly installments of $5,000 were paid from January 2007 through November 2007 and monthly installments of $15,000 were paid from December 2007 through June 2008. The balance of the amount is payable in monthly installments of $15,000, ending in January 2009, with a final payment of $180,000, together with interest accrued from December 15, 2006 on the unpaid amount at the rate of prime plus 2%, due on February 15, 2009. The performance of obligations of the Company under the Purchase Agreement are secured by the Company’s granting of a security interest in the 49 shares of API common stock.

As of June 30, 2008, the outstanding balance was $260,009 under the Purchase Agreement.

TAPG Note

In January 2005, the Company entered into an agreement with TAPG where TAPG was to advance up to $270,000, payable in installments of $45,000 each, in connection with establishing pharmacies in the Pacific Northwest of the United States (See Note 1). TAPG only advanced $40,000 under the agreement. The principal advanced accrues interest at 7% per annum, payable in arrears quarterly. The loan is secured by the Company’s assets exclusive of inventory and accounts receivable, and is further secured by the Company’s interest in APN. If the Company has obtained capital from third party sources in an amount sufficient to meet its cash flow requirements and taken steps necessary to contain its operating costs, then TAPG may elect to convert the principal due under the note at $0.60 per share. The loan matured in January 2006 and was not extended. As of January 30, 2008, the Company paid $20,000 on this loan and intends to retire the remaining balance of $20,000 plus accrued interest by the end of the year.

Convertible Loans

VVPH Inc. Loans

On January 21, 2006, the Company entered into a loan agreement with VVPH Inc. (“VVPH”), a stockholder of the Company. Under the terms of the agreement, the Company borrowed $400,000 for a 12 month term extendable for an additional twelve 12 month period by mutual consent. The loan bears interest of 15% per annum to be paid in monthly installments. In January 2007, the parties entered into a modification and extension agreement to extend the maturity date of this loan to January 2008 and modify the interest rates on these loans to 12% per annum on a going forward basis. Subsequently, the maturity date was further extended to September 2008.

On March 8, 2006, the Company entered into a further loan agreement with VVPH. Under the terms of the agreement, the Company borrowed $200,000 for a 12 month term extendable for an additional twelve 12 month period by mutual consent. The loan bears interest of 15% per annum to be paid in monthly installments. In March 2007, the parties entered into a modification and extension agreement to extend the maturity date of this loan to March 2008 and modify the interest rates on these loans to 12% per annum on a going forward basis. Subsequently, the maturity date was further extended to September 2008.

On May 2, 2007, the Company entered into an additional loan agreement with VVPH. Under the terms of this loan agreement, the Company borrowed $75,000 for a 12 month term extendable for an additional 12 month period by mutual consent. The loan bears interest of 12% per annum which is to be paid in monthly installments. In May 2008, the maturity date was extended to September 2008 at the same rate of interest.

On August 15, 2007, the Company entered into an additional loan agreement with VVPH. Under the terms of this loan agreement, the Company borrowed $50,000 for a 12 month term extendable for an additional 12 month period by mutual consent. The loan bears interest of 12% per annum which is to be paid in monthly installments.

ASSURED PHARMACY, INC. AND SUBSIDIARIES FORMERLY KNOWN AS eRXSYS, Inc. NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS JUNE 30, 2008

3. PAYABLES TO RELATED PARTIES AND STOCKHOLDERS (continued)

On October 23, 2007, the Company entered into an additional loan agreement with VVPH. Under the terms of this loan agreement, the Company borrowed a 12 month loan of $70,000 extendable for an additional 12 month period by mutual consent. The loan bears interest of 12% per annum to be paid in monthly installments.

Pursuant to the terms of these agreements, VVPH has a continuing conversion right during the term to convert all or a portion of the then outstanding amount of the loan into a number of shares of the Company’s common stock determined at a conversion price equal to the rolling 7 trading day weighted average closing bid price for the Company’s common stock on the OTCBB (or such other equivalent market on which the Company’s common stock is quoted) calculated as of the trading day immediately preceding the date the conversion right is exercised. The agreements provide that the conversion price shall not be less than $0.40 or more than $0.80. The loan agreements also grant VVPH piggyback registration rights upon exercise of this conversion right.

As of June 30, 2008, the Company repaid $175,000 on the above loans leaving an outstanding principal balance on these loans of $620,000 plus accrued interest of $111,764.

Brockington Securities, Inc. Loans

On April 19, 2007, the Company entered into a loan agreement with Brockington Securities Inc. (“Brockington”). Brockington is a related party because its president is also an officer and director of the Company. Under the terms of the agreement the Company borrowed $93,000 for a 12 month term extendable for an additional 12 month period by mutual consent. The loan bears interest of 12% per annum to be paid in monthly installments. This loan has been extended to September 30, 2008 upon the same terms.

On August 1, 2007, the Company entered into an additional loan agreement with Brockington. Under the terms of this agreement the Company borrowed $50,000 for a 12 month term extendable for an additional 12 month period by mutual consent. The loan bears interest of 12% per annum to be paid in monthly installments. This loan has been extended to September 30, 2008 upon the same terms.

On November 19, 2007, the Company entered into an additional loan agreement with Brockington. Under the terms of this loan agreement, the Company borrowed $100,000 for a 12 month term extendable for an additional twelve month period by mutual consent. The loan has an interest rate of 12% per annum to be paid in monthly installments.

Pursuant to the terms of these agreements, Brockington has a continuing conversion right during the term to convert all or a portion of the then outstanding amount of the loan into a number of shares of the Company’s common stock determined at a conversion price equal to the rolling 7 trading day weighted average closing bid price for the Company’s common stock on the OTCBB (or such other equivalent market on which the Company’s common stock is quoted) calculated as of the trading day immediately preceding the date the conversion right is exercised. The agreements provide that the conversion price shall not be less than $0.40 or more than $0.80. The loan agreements also grant Brockington piggyback registration rights upon exercise of this conversion right.

In addition, on April 2, 2008, the Company entered into an additional loan agreement with Brockington. Under the terms of this loan agreement, the Company borrowed $30,000 for a 3 month term bearing interest of 10% per annum.

As of June 30, 2008, the Company repaid $80,000 on the above Brockington loans leaving an outstanding principal balance of $193,000 plus accrued interest of $23,324.

Sheth Loan

On May 25, 2007, the Company entered into a loan agreement with Mr. Haresh C. Sheth, the Company’s Chief Financial Officer and a member of its board of directors. Under the terms of this agreement, the Company borrowed $25,000 for a 12 month term extendable for an additional 12 month period by mutual consent. The loan bears interest of 12% per annum to be paid in monthly installments.

On August 1, 2007, the Company entered into another loan agreement with Mr. Sheth. Under the terms of this agreement, the Company borrowed $25,000 for a 12 month term extendable for an additional 12 month period by mutual consent. The loan bears interest of 12% per annum to be paid in monthly installments.

ASSURED PHARMACY, INC. AND SUBSIDIARIES FORMERLY KNOWN AS eRXSYS, Inc. NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS JUNE 30, 2008

3. PAYABLES TO RELATED PARTIES AND STOCKHOLDERS (continued)

On October 23, 2007, the Company entered into another loan agreement with Mr. Sheth. Under the terms of this agreement, the Company borrowed $50,000 for a 12 month term extendable for an additional 12 month period by mutual consent. The loan bears interest of 12% per annum to be paid in monthly installments.

On November 17, 2007, the Company entered into another loan agreement with Mr. Sheth. Under the terms of this agreement, the Company borrowed $100,000 for a 12 month term extendable for an additional 12 month period by mutual consent. The loan bears interest of 12% per annum to be paid in monthly installments.

Pursuant to the terms of these agreements, Mr. Sheth has a continuing conversion right during the term to convert all or a portion of the then outstanding amount of the loan into a number of shares of the Company’s common stock determined at a conversion price equal to the rolling 7 trading day weighted average closing bid price for the Company’s common stock on the OTCBB (or such other equivalent market on which the Company’s common stock is quoted) calculated as of the trading day immediately preceding the date the conversion right is exercised. The agreements provide that the conversion price shall not be less than $0.40 or more than $0.80. The loan agreements also grant Mr. Sheth piggyback registration rights upon exercise of this conversion right.

As of June 30, 2008, the Company had repaid the principal on all these loans and owes $3,954 for accrued interest.

Woodfield Capital Services Inc.

On July 10, 2007, the Company entered into a loan agreement with Woodfield Capital Services Inc. (“Woodfield”). Woodfield is a related party to this transaction, as its president is an officer and director of the Company. Under the terms of this agreement, the Company borrowed $150,000 for a 12 month term at an interest rate of 12% per annum, with interest payable on a monthly basis.

Pursuant to the terms of this agreement, Woodfield has a continuing conversion right during the term to convert all or a portion of the then outstanding amount of the obligations into a number of shares of the Company’s common stock determined at a conversion price equal to the rolling 7 trading day weighted average closing bid price for the common stock on the OTCBB (or such other equivalent market on which the Common Stock is quoted) calculated as of the trading day immediately preceding the date the conversion right is exercised. The agreement provides that the conversion price shall not be less than $0.40 or more than $0.80. The loan agreement also grants Woodfield piggyback registration rights upon exercise of this conversion right.

As of June 30, 2008, the outstanding principal of this loan is $150,000 plus accrued interest of $17,085.

Mosaic Financial Services LLC

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

Mosaic is an affiliate of Mosaic Capital Advisors and the Mosaic Private Equity family of funds. The Managing Partner of Mosaic Capital Advisors and the Mosaic Private Equity family of funds is also a director of the Company.

As of June 30, 2008, the outstanding principal under the Credit Agreement is $650,000 plus accrued interest of $14,661.

ASSURED PHARMACY, INC. AND SUBSIDIARIES FORMERLY KNOWN AS eRXSYS, Inc. NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS JUNE 30, 2008

3. PAYABLES TO RELATED PARTIES AND STOCKHOLDERS (continued)

Weil Consulting

On August 14, 2007, the Company entered into a loan agreement with Weil Consulting (“Weil”), a beneficial owner of more than 5% of the Company’s outstanding common stock. Under the terms of this agreement, the Company received a 3 month loan of $100,000 at an interest rate of 18% per annum, with interest payable on a monthly basis. The Company extended the loan to June 30, 2008 at an interest rate of 9% per annum, after adding accrued interest in the amount of $4,500 to the loan amount. In June 2008, the parties entered into a new extension agreement to further extend the maturity dates of this loan to September 2008 at the same rate of interest.

As of June 30, 2008, the outstanding principal was $104,500 plus accrued interest of $5,948.

Pinewood Trading Fund LP

On May 27, 2008, the Company entered into a loan agreement with Pinewood Trading Fund LP (“Pinewood”), a stockholder of the Company. Under the terms of this agreement, the Company received a 3 month loan of $500,000 at an interest rate of 13% per annum, with interest payable monthly.

As of June 30, 2008, the outstanding principal was $500,000.

To the extent that any of the above loan agreements provide that the interest is payable monthly, management has secured the agreement of the lenders that interest payments are to accrue and shall be payable together with principal.

4. COMMON STOCK

During the three months ended June 30, 2008, the Company issued 500,000 shares of its common stock, valued at $97,500 (calculated based upon average closing price for the Company’s common stock on the OTCBB for the five consecutive trading days preceding the issuance date) to Weil, a related party, in exchange for services rendered.

During the three months ended June 30, 2008, the Company converted debentures in the principal amount of $10,000 into 142,857 shares of its common stock and granted warrants to purchase 71,428 shares of its common stock, exercisable at $0.60 per share until May 30, 2009, and granted warrants to purchase 71,428 shares of its common stock, exercisable at $0.80 per share until May 30, 2010 .

During three months ended June 30, 2008, the Company issued 1,100,171 shares of its common stock in lieu of accrued interest of $217,798, to holders of convertible debentures which includes 786,227 shares to related parties.

5. UNSECURED CONVERTIBLE DEBENTURE NOTES

As of June 30, 2008, unsecured convertible debenture notes in the aggregate principal amount of $4,218,500 are outstanding of which debentures in the aggregate principal amount of $2,533,500 are held by related parties.

Other than as discussed below, the unsecured convertible debentures bear interest at the rate of 18% per annum. Interest is payable in the shares of common stock of the Company except in the case of unsecured convertible debentures in the principal amount of $1,883,500 held by the Mosaic Private Equity family of funds, a related party, where the interest is payable in cash. The number of shares to be issued in payment of the interest is to be calculated based upon the average closing price for the Company’s common stock on the OTCBB for the five consecutive trading days preceding the issuance date. The Company is obligated to issue 1,099,052 shares of common stock as payment of interest on the debentures issued in the quarter ended June 30, 2008.

In general, the debenture holders have the right to convert their debentures into fully paid non-assessable shares of common stock at the contracted rate and for every two shares converted receive one warrant to purchase one (1) share of common stock at an exercise price of $0.60 exercisable for two (2) years after the conversion date and one warrant to purchase one (1) share of common stock at an exercise price of $0.80 exercisable for three (3) years after the conversion date.

During the three months ended June 30, 2008, the Company issued an unsecured convertible debenture in the principal amount of $150,000 to one of the Mosaic Private Equity family of funds bringing the total outstanding principal amount of unsecured convertible debentures held by the Mosaic Private Equity family of funds to $1,883,500 as of June 30, 2008. Debentures in the principal amount of $1,733,500 held by the Mosaic Private Equity family of funds matured at various times during the quarter ended June 30, 2008 and were extended to August 31, 2008.

Other debentures in the principal amount of $440,000 which matured on or around December 2007 were extended to March 31, 2009. In connection with such extension, the conversion price of the debentures was reduced to $0.07 per share and the interest rate on such debentures was reduced to 10% per annum on a going forward basis. The change in conversion price has resulted in a beneficial conversion of $110,674 which has been charged to interest expense at June 30, 2008. Debentures in the aggregate principal amount of $520,000 are currently past due.

During the three months ended June 30, 2008, the Company repaid debentures in the amount of $5,000 and debentures in the principal amount of $10,000 were converted into common stock of the Company at $0.07 per share together with warrants to acquire the Company’s common stock. (See Note 4)

Interest on the outstanding debentures amounted to $342,990 and $222,765 for the six months ended June 30, 2008 and 2007, respectively.

ASSURED PHARMACY, INC. AND SUBSIDIARIES FORMERLY KNOWN AS eRXSYS, Inc. NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS JUNE 30, 2008

6. ACCOUNTS RECEIVABLE PURCHASE AGREEMENT

On March 1, 2008, the Company entered into an Accounts Receivable Purchase Agreement (the “Purchase Agreement”) with Horizon International Investments LLC (the “Purchaser”), pursuant to which the Company has agreed to sell certain of its accounts receivable to the purchaser on a weekly basis during the one-year term of the Purchase Agreement for a purchase price equal to eighty per cent (80%) of the outstanding balance of the accounts receivable purchased. The aggregate amount of the purchase prices paid for accounts receivable, less amounts collected by the purchaser, may not at any time exceed the sum of $650,000. Upon payment of a purchased account receivable, the purchaser will be reimbursed for the purchase price of the account receivable, together with a commission. The balance of any payments will be remitted to the Company. The commissions are equal to a percentage of the original outstanding balance of the relevant account receivable. The actual percentage is a function of the number of days elapsed from the date of the purchase of the account receivable to the date of payment. The percentages range from 1.65% for accounts receivable paid within 30 days after the date of purchase up to 4.95% for those paid more than 75, but less than 90, days after the date of purchase. If a purchased account receivable has not been paid within 90 days, an additional commission of 1% is added for each additional 15-day period until payment is made. If an account receivable has not been paid within 120 days after the date of purchase, the Company is required to repurchase that account receivable for a price equal to the sum of the purchase price originally paid by the purchaser, plus a commission in the amount of 6.95% of the original outstanding balance of the account receivable. At June 30, 2008, there was no outstanding balance due on any purchased accounts receivable. Interest and finance charges amounted to $47,986 for the six months ended June 30, 2008.

7. COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company occupies buildings and retail space under operating lease agreements expiring on various dates through January 2012 with monthly payments ranging from approximately $1,400 to $2,800.

Certain leases include future rental escalations and renewal options.

As of June 30, 2008, future minimum payments under operating leases approximated the following:

For the year ending December 31,

2008	$210,638
2009	159,954
2010	100,752
2011	61,040
2012	48,906

Total	$581,290

  Total rent expense for the three months ended June 30, 2008 and 2007 was $165,485 and $112,061 respectively.

8. LEGAL MATTERS

Providing pharmacy services entails an inherent risk of medical and professional malpractice liability. The Company may be named as a defendant in such lawsuits and become subject to the attendant risk of substantial damage awards. The Company believes it possesses adequate professional and medical malpractice liability insurance coverage. There can be no assurance that the Company will not be sued, that any such lawsuit will not exceed its insurance coverage, or that it will be able to maintain such coverage at acceptable costs and on favorable terms.

ASSURED PHARMACY, INC. AND SUBSIDIARIES FORMERLY KNOWN AS eRXSYS, Inc. NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS JUNE 30, 2008

8. LEGAL MATTERS (continued)

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

9. LOSS PER COMMON SHARE

The following is a reconciliation of the numerators and denominators of the basic and diluted loss per common share computations for the three and six months ended June 30, 2008 and 2007.

	Three Months Ended June 30,		Six Months Ended June 30,

	2008	2007	2008	2007

Numerator for basic and diluted loss per common share:
Net loss to common stockholders	($1,099,804)	($733,426)	($1,901,340)	($1,510,348)

Denominator for basic and diluted loss per common share:
Weighted average number of shares outstanding	55,069,109	53,772,458	54,935,030	53,524,876

Basic and diluted loss per common share	($0.02)	($0.01)	($0.03)	($0.03)

10. INCOME TAXES

Due to losses incurred for the three and six months ended June 30, 2008 there is no current provision for income taxes.

11. SUBSEQUENT EVENTS

In July and August, 2008, the Company issued to one of the Mosaic Private Equity family of funds, a related party, four unsecured convertible debentures in the aggregate principal amount of $1,337,500 accruing interest of 18% per annum. With extensions, principal and accrued interest under these debentures becomes due August 31, 2008. The debenture holders have the right prior to payment of the debentures to convert the outstanding principal into shares of the Company’s common stock at a conversion price of $0.40, subject to adjustment in certain circumstances, and warrants to acquire such number of shares of common stock equal to the number of conversion shares issued, half of which shall be exercisable at $0.60 per share, subject to adjustment in certain circumstances, for a one-year period and the other half of which shall be exercisable at $0.80 per share, subject to adjustment in certain circumstances, for a two-year period. The debenture holders are also entitled to piggyback registration rights covering the shares issuable upon conversion of the debentures and upon exercise of the warrants. If the Company conducts a certain private placement, the outstanding principal amount of the debenture is exchangeable for the securities sold in such private placement at the option of either the holder or the Company.

In addition, in July 2008, the Company repaid $5,000 to TAPG and in August 2008, the Company repaid $50,000 on the Brockington loans discussed in Note 3.

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

Business Description

We currently have six operating pharmacies. As a result of the growth in our business and improvement in our operations, our management is seeking to expand our business by establishing additional pharmacies which are wholly-owned. Opening new pharmacies, however, will require additional funding from external sources. In August 2007, we executed a lease for our seventh pharmacy in Lomita, California. We anticipate that operations at the Lomita location will commence prior to the end of 2008. We are currently considering future locations within or in close proximity to medical facilities located in major metropolitan areas in Arizona, California, Nevada, Oregon, Texas, and Washington.

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

In an attempt to further expand our business and improve our marketing plans, our management decided to increase our sales force because the efforts of our sales personnel have produced the greatest success in significantly increasing our business. Based upon the success of our sales personnel, our management has committed to staffing each pharmacy with its own sales person who will be exclusively responsible for generating sales. Our management anticipates that this staffing model will continue to have a positive material impact on our operations.

The table set forth below summarizes the number of prescriptions filled by our six operating pharmacies for the three and six months ended June 30, 2008 and 2007.

	For three months ended June 30		For six months ended June 30

	2008	2007	2008	2007

Number of prescriptions	27,077	22,808	54,221	42,018

Total number of prescriptions filled at all our pharmacies for the three and six months ended June 30, 2008 increased to 27,077 and 54,221 respectively which is approximately a 19% and 29% increase from the 22,808 and 42,018 total prescriptions filled at all our pharmacies in the prior three and six months ended June 30, 2008. Our management primarily credits the increases in our business to the efforts of additional sales personnel added during the reporting period, the expanded reach of our business beyond pain management and the additional pharmacy that opened up in Las Vegas during the first quarter of 2008.

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

In January, 2006, we incorporated Assured Pharmacy Plus, Corp. (“Plus Corp.”) as a wholly-owned subsidiary to develop this opportunity. We entered into an arrangement with Affiliated Healthcare Administrators (“AHA”), a third party health plan administrator, to provide prescription service to their members. Under the arrangement with AHA, our pharmacies provide prescription service to AHA members upon receipt of a traditional co-payment. Thereafter, we process the prescription claim with AHA and receive the remaining balances due for their member’s prescription purchases. Plus Corp. processes claims relating to the prescription filled at our pharmacies for AHA members in exchange for an administration fee. Our management is contemplating expanding the operations of Plus Corp. by licensing the entity as a pharmacy that exclusively focuses on servicing the niche of consumers that are members of third party health plan administrators and receive their prescriptions exclusively via courier.

On an ongoing basis, our management is evaluating our operations and seeking additional opportunities to expand our business. We have established a working relationship with a specialty compounding pharmacy, which enabled our pharmacies to fill prescriptions for custom compounded drugs. Since this time, we established a relationship with another compound drug provider to increase our available inventory of compounded drugs. Pharmaceutical compounding is the combining, mixing, or altering of ingredients to create a customized medication for an individual patient in response to a licensed physician’s prescription. Physicians often prescribe compounded medications for reasons that include situations where there is not presently a commercially available drug to treat the unique health condition of an individual patient or to combine several medications the patient is taking to increase compliance. Custom compounded drugs can offer additional means of treating chronic pain. We anticipate that our ability to fill prescriptions for custom compounded drugs will expand our business and enable us to better service patients who require treatment for chronic pain management.

Also in January 2006, we incorporated Assured Pharmacy DME, Corp. (“DME”) as a wholly-owned subsidiary for the purpose of facilitating and making available specialized medical equipment to our consumers. We established a relationship with a provider of specialized medical equipment to make these products available to our consumers. In July 2006, we began notifying our consumers of the availability of these products by disseminating a notification with each prescription filled at our pharmacies. We accept and process orders for specialized medical equipment. We will not maintain any inventory of specialized medical equipment at any of our pharmacies. All orders will be shipped directly to the consumer from a product wholesaler. Our management was encouraged by our consumers’ early response to our offering of specialized medical equipment, but has not committed any significant resources to expanding this area because it is presently allocating our resources towards developing future locations.

Our revenue generated from pharmaceutical compounding and from the operations of Plus Corp. and DME for the three and six months ended June 30, 2008 and 2007 has been relatively insignificant to our business. To date, our management has not advanced these opportunities because our resources are currently being devoted to expanding the sales of compounded drugs, focusing on the establishment of additional pharmacies, and growth within our existing pharmacy locations. Our management may focus more on these opportunities during 2008 or at such time that allocating resources to these opportunities is in our best interest.

Results of Consolidated Operations

Three and Six Months Ended June 30, 2008 Compared to Three and Six Months Ended June 30, 2007

Revenues

Our total revenue reported for the three months ended June 30, 2008 was $3,573,793, an 8% increase from $3,305,891 for the three months ended June 30, 2007. Our total revenue reported for the six months ended June 30, 2008 was $7,736,413, a 28% increase from $6,039,574 for the six months ended June 30, 2007.

Our revenue for the three months ended June 30, 2008 and 2007 was generated almost exclusively from the sale of prescription drugs. The increase in revenues is attributable to increased sales volume of existing stores due to hiring sales personnel to recruit more physicians and an increase in average revenue generated per prescription.

The table set forth below shows our total reported gross revenue generated for each completed quarterly period during fiscal 2007 and 2008:

	2007	2008

Quarterly Period Ended March 31	$2,733,683	$4,162,670
Quarterly Period Ended June 30	$3,305,891	$3,573,793
Quarterly Period Ended September 30	$3,676,798	N/A
Quarterly Period Ended December 31	$4,207,115	N/A

Management is of the opinion that the decline in revenue in the second quarter as compared to the first quarter of 2008 is due to irregular supplies of drugs because of relocation of wholesalers and also downturn in the economy. Management anticipates that our revenues will increase after normal supply conditions are restored and following concentrated sales efforts by sales personnel and the opening of our Oak Lomita pharmacy in the current year. In 2008, we consolidated the operations of two of our pharmacies and opened a new pharmacy in Las Vegas. We plan to open another pharmacy in Oak Lomita, California by the end of 2008. We anticipate the establishment of these additional pharmacies will increase our revenues for the fiscal year ending December 31, 2008.

Cost of Sales

The total cost of sales for the three months ended June 30, 2008 was $2,770,558, a 12% increase from $2,472,371 for the three months ended June 30, 2007. For the six months ended June 30, 2008, the total cost of sales increased 34% to $5,976,649 from $4,461,115 for the six months ended June 30, 2007. The cost of sales consists primarily of the pharmaceuticals sold in the quarter ended June 30, 2008. The increase in the cost of sales is primarily attributable to the increased sales in the reporting period and also due to the change in the product mix sold.

Gross Profit.

Gross profit marginally declined to $803,235, or approximately 22% of sales, for the three months ended June

30, 2008, as compared to a gross profit of $833,520, or approximately 25% of sales for the three months ended June 30, 2007.

Gross profit increased to $1,759,764 or approximately 23% of sales, for the six months ended June 30, 2008, as compared to gross profit of $1,578,459, or approximately 26% of sales for the six months ended June 30, 2007.

The decline in the dollar value of gross profit and as a percentage of sales is primarily due to a reduction in the workmen compensation reimbursements in California and also a change in the product mix sold.

Operating Expenses

Operating expenses for the three months ended June 30, 2008 was $1,518,769, an 8% increase from $1,409,503 for the three months ended June 30, 2007. Our operating expenses for the three months ended June 30, 2008 consisted of salaries and related expenses of $683,818, consulting and other compensation of $214,304, and selling, general and administrative expenses of $620,647. Our operating expenses for the three months ended June 30, 2007 consisted of salaries and related expenses of $615,218, consulting and other compensation of $299,000, and selling, general and administrative expenses of $495,285.

Operating expenses for the six months ended June 30, 2008 was $2,995,995 an 8% increase from $2,784,034 for the six months ended June 30, 2007. Our operating expenses for the six months ended June 30, 2008 consisted of salaries and related expenses of $1,449,506, consulting and other compensation of $357,261 and selling, general and administrative expenses of $1,189,228. Our operating expenses for the six months ended June 30, 2007 consisted of salaries and related expenses of $1,294,117, consulting and other compensation of $447,636, and selling, general and administrative expenses of $1,042,281.

Salaries and related expenses were higher in the three and six months ended June 30, 2008 when compared to the three and six months ended June 30, 2007 which was primarily due to our hiring of additional personnel to adequately staff our existing pharmacies and to staff our new pharmacy at Las Vegas. The decrease in consulting and other compensation for the three and six months ended June 30, 2008, when compared to the three and six months ended June 30, 2007, was attributable to a reduction in the number of consultants retained during the reporting period. The increase in selling, general and administrative expenses for the three and six months ended June 30, 2008, as compared to the same reporting period in the prior year was primarily a result of increases in store rents, provision for doubtful receivables and increases in accounting and legal fees.

Other Income and Expense

During the three months ended June 30, 2008, we reported other expenses in the amount of $384,730, compared to $149,872 for the three months ended June 30, 2007.

During the six months ended June 30, 2008, we reported other expenses in the amount of $659,837, compared to $292,514 for the six months ended June 30, 2007. Other expenses reported during the three and six months ended June 30, 2008 and 2007 consisted of interest expense which was incurred in connection with our acquisition of 49% of the ownership interest in Assured Pharmacies Inc., interest on borrowings and interest on convertible debentures. In addition, interest expense for the six months ended June 30, 2008 also included $110,674 resulting from a charge for a beneficial conversion due to a change in the terms of certain unsecured convertible debentures. (See Note 5 of the Consolidated Financial Statements for the quarter ended June 30, 2008)

Net Loss

Net loss for the three months ended June 30, 2008 was $1,099,804, a 50% increase from the net loss of $733,426 for the three months ended June 30, 2007. Net loss for the six months ended June 30, 2008 was $1,901,340, a 26% increase from the net loss of $1,510,348 for the six months ended June 30, 2007. The increase in our net loss was primarily attributable to increased operating expenses and interest expenses during the reporting periods.

Our loss per common share for the three months ended June 30, 2008 was $0.02, compared to a loss per common shares of $0.01 for the three months ended June 30, 2007. Our loss per common share for both the six months ended June 30, 2008 and 2007 was $0.03.

Liquidity and Capital Resources

As of June 30, 2008, we had $337,867 in cash. As of June 30, 2008, we had current assets in the amount of $3,181,998 and current liabilities in the amount of $9,122,129 resulting in a working capital deficit of $5,940,131.

Operating activities used $1,417,697 in cash for the six months ended June 30, 2008, as compared to $954,141 for the same period last year. Our net loss of $1,901,340 reduced by non–cash expenses of $664,331 was the primary reason for our negative operating cash flow. In addition, our inventories increased by $418,562 primarily due to the fact that our supplier was relocating to a new location and in order to minimize disruption in our ability to acquire inventory, we purchased quantities that we felt were necessary to allow us to continue to supply our stores during this period of relocation. In addition, inventory was required for our new store openings during the six months ended June 30, 2008. Investing activities during the six months ended June 30, 2008 used $132,283 for the purchase of property and equipment. Net cash flows provided by financing activities during the six months ended June 30, 2008 was $1,479,542 primarily due to the $400,000 we received as proceeds from the issuance of convertible notes and $1,154,500 notes issued to related parties during the reporting period.

In order for us to finance operations, continue our growth plan and service our existing debt (including the repayment of the loans and convertible debentures), additional funding will be required from external sources. We intend to fund operations through increased sales and debt and/or equity financing arrangements, which may be insufficient to fund our capital expenditures, working capital, or other cash requirements for the next twelve months. Our management anticipates that its financing efforts will result in sufficient funds to finance our operations beyond the next twelve months, but there can be no assurance that such additional financing will be available to us on acceptable terms, or at all.

Off Balance Sheet Arrangements

As of June 30, 2008, there were no off balance sheet arrangements.

Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business. As of June 30, 2008, we had an accumulated deficit of $24,909,534, recurring losses from operations and negative cash flow from operating activities for the six month period ended June 30, 2008 of $1,417,697. We also had a negative working capital of $5,940,131 as of June 30, 2008.

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

In response to these problems, management has taken the following actions:

•	We are expanding our revenue base beyond the pain management sector to service customers that require prescriptions to treat cancer, psychiatric, and neurological conditions.
•	We are aggressively signing up new physicians.
•	We are seeking investment capital.
•	We retained additional sales personnel to attract business.
•

We consolidated our two pharmacies in Portland, Oregon into a single operation. This consolidation is expected to allow us to further leverage our existing infrastructure and is expected to result in a reduction of costs.

•	In April 2008, we entered into a Credit Agreement for $2,000,000 (and possibly up to $3,000,000).
•	In July and August 2008, we raised $1,337,500 through the issuance of convertible notes.

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

Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or estimated market, and consist primarily of pharmaceutical drugs. Market value is determined by comparison with recent sales or net realizable value. Net realizable value is based on management’s forecast for sales of its products or services in the ensuing years and/or consideration and analysis of changes in customer base, product mix, payor mix, third party insurance reimbursement levels or other issues that may impact the estimated net realizable value. Management regularly reviews inventory quantities on hand and records a reserve for shrinkage and slow-moving, damaged and expired inventory, which is measured as the difference between the inventory cost and the estimated market value based on management’s assumptions about market conditions and future demand for its products. No reserves were provided at June 30, 2008. Should the demand for the our products prove to be less than anticipated, the ultimate net realizable value of our inventories could be substantially less than reflected in the accompanying consolidated balance sheet.

Inventories are comprised of brand and generic pharmaceutical drugs. Brand drugs are purchased primarily from one wholesale vendor and generic drugs are purchased primarily from multiple wholesale vendors. Our pharmacies maintain a wide variety of different drug classes, known as Schedule II, Schedule III, and Schedule IV drugs, which vary in degrees of addictiveness.

Schedule II drugs, considered narcotics by the DEA, are the most addictive; hence, they are highly regulated by the DEA and are required to be segregated and secured in a separate cabinet. Schedule III and Schedule IV drugs are less addictive and are not regulated. Because our business model focuses on servicing pain management doctors and chronic pain patients, we carry in inventory a larger amount of Schedule II drugs than most other pharmacies. The cost in acquiring Schedule II drugs is higher than Schedule III and IV drugs.

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

Our long-lived assets consist of computers, software, office furniture and equipment, store fixtures and leasehold improvements on pharmacy build-outs. We assess the impairment of these long-lived assets at least annually and make adjustments accordingly.

Intangible Assets

SFAS No. 142, “Goodwill and Other Intangible Assets,” addresses how intangible assets that are acquired individually or with a group of other assets should be accounted for upon their acquisition and after they have been initially recognized in the financial statements. SFAS No. 142 requires that goodwill and identifiable intangible assets that have indefinite lives not be amortized but rather be tested at least annually for impairment, and intangible assets that have finite useful lives be amortized over their estimated useful lives.

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

ITEM 4.	CONTROLS AND PROCEDURES

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

There was no change in our internal controls over financial reporting that occurred during the fiscal quarter ended June 30, 2008 that materially affected or is reasonably likely to materially affect the Company’s internal controls over financial reporting.

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

We are not a party to any pending legal proceeding. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are party which may be adverse to us or have a material interest adverse to us.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended June 30, 2008, we issued unregistered securities to the persons, as described below. We believe that each transaction was exempt from the registration requirements of the Securities Act of 1933, as amended, by virtue of Section 4(2) thereof and/or Rule 506 of Regulation D promulgated thereunder.

On June 17, 2008, we issued 500,000 shares of our common stock to Weil Consulting Corporation, a beneficial owner of more than 5% of our outstanding common stock, in exchange for services rendered.

On June 17, 2008, we converted debentures in an amount of $10,000 into 142,857 shares of our common stock and granted warrants to purchase 71,428 shares of our common stock, exercisable at $0.60 per share until May 30, 2009, and granted warrants to purchase 71,428 shares of our common stock, exercisable at $0.80 per share until May 30, 2010.

On June 17, 2008, we issued 1,100,171 shares of our common stock in lieu of accrued interest of $217,798, due to holders of convertible debentures which includes 786,227 shares of common stock to related parties.

During the three months ended June 30, 2008, we raised $150,000 by issuing unsecured convertible debentures expiring on July 31, 2008, carrying an interest rate of 18% per annum payable in cash.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

At June 30, 2008, convertible debentures borrowed by the Company in the aggregate principal amount of $520,000 were past due. We are in the process of negotiating the extension of these debentures.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended June 30, 2008.

ITEM 5. OTHER INFORMATION

The following disclosure would have otherwise been filed on Form 8-K under the heading “Item 1.01 - Entry into a Material Definitive Agreement”, “Item 2.03 - Creation of Direct Financial Obligation” and “Item 3.02 - Unregistered Sales of Equity Securities.”

In July and August, 2008, we issued to one of the Mosaic Private Equity family of funds four unsecured convertible debentures in the aggregate principal amount of $1,337,500 accruing interest of 18% per annum. With extensions, principal and accrued interest under these debentures becomes due August 31, 2008. The debenture holders have the right prior to payment of the debentures to convert the outstanding principal into shares of our common stock at a conversion price of $0.40, subject to adjustment in certain circumstances, and warrants to acquire such number of shares of common stock equal to the number of conversion shares issued, half of which shall be exercisable at $0.60 per share, subject to adjustment in certain circumstances, for a one-year period and the other half of which shall be exercisable at $0.80 per share, subject to adjustment in certain circumstances, for a two-year period. The debenture holders are also entitled to piggyback registration rights covering the shares issuable upon conversion of the debentures and upon exercise of the warrants. If we conduct a certain private placement, the outstanding principal amount of the debenture is exchangeable for the securities sold in such private placement at the holder’s or our option.

Ameet Shah, the managing partner of the Mosaic Private Equity family of funds serves on our board of directors.

The foregoing description is qualified in its entirety by the form of unsecured convertible debenture attached as Exhibit 10.1 hereto.

The securities were offered and sold in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933, as amended and Rule 506 of Regulation D promulgated thereunder.

ITEM 6. EXHIBITS

The following exhibits listed below are filed as part of this report.

Exhibit Number	Description

10.1	Form of 18% Unsecured Convertible Debenture.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ASSURED PHARMACY, INC.
Date: August 14, 2008	/s/ Robert DelVelcchio

Robert DelVelcchio Chief Executive Officer (Principal Executive Officer)

Date: August 14, 2008	/s/ Haresh Sheth

Haresh Sheth Chief Financial Officer (Principal Financial and Accounting Officer)