Form 10-Q/A
period 2008-03-31
Assured Pharmacy, Inc.
filed 2008-09-09
CIK 1100592

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q/A

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

(949) 222-9971
(Registrant's telephone number, including area code)

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

Yes [ X ] No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	[ ]	Accelerated filer	[ ]

Non-accelerated filer	[ ] (Do not check if a smaller reporting company)	Smaller reporting company	[ X ]

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

EXPLANATORY NOTE

     This is an amendment to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 dated May 9, 2008 (the “Quarterly Report”). The purpose of this amendment is to correct the certifications of Exhibits 31.1 and 31.2, which inadvertently omitted certain introductory language of paragraph 4, by re-filing Exhibits 31.1 and 31.2. Except for the correction of the certifications referenced above, this amendment does not update, modify, or amend any disclosure set forth in the Quarterly Report.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ASSURED PHARMACY, INC.

Date: September 9, 2008	/s/ Robert DelVecchio
Robert DelVecchio Chief Executive Officer (Principal Executive Officer)

/s/ Haresh Sheth
Date: September 9, 2008	Haresh Sheth Chief Financial Officer (Principal Financial and Accounting Officer)