Form 10-Q/A
period 2008-06-30
Assured Pharmacy, Inc.
filed 2008-09-09
CIK 1100592

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

EXPLANATORY NOTE

          This is an amendment to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 dated August 14, 2008 (the “Quarterly Report”). The purpose of this amendment is to correct the certifications of Exhibits 31.1 and 31.2, which inadvertently omitted certain introductory language of paragraph 4, by re-filing Exhibits 31.1 and 31.2. Except for the correction of the certifications referenced above, this amendment does not update, modify, or amend any disclosure set forth in the Quarterly Report.

SIGNATURES

           Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ASSURED PHARMACY, INC.

Date:	September 9, 2008	/s/ Robert DelVecchio
Robert DelVecchio
Chief Executive Officer
(Principal Executive Officer)

Date:	September 9, 2008	/s/ Haresh Sheth
Haresh Sheth
Chief Financial Officer
(Principal Financial and Accounting Officer)