Form 10-Q
period 2008-09-30
Assured Pharmacy, Inc.
filed 2008-11-14
CIK 1100592

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

or

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

Yes [     ]           No [     ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of the common stock, $0.001 par value, as of October 31, 2008: 56,606,113

ASSURED PHARMACY, INC. AND SUBSIDIARIES

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

These unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended September 30, 2008 are not necessarily indicative of the results that can be expected for the full year.

ASSURED PHARMACY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2008	2007
	UNAUDITED	AUDITED
ASSETS
Current Assets
Cash	$814,213	$408,305
Accounts receivable, net	1,971,055	2,167,969
Inventories	658,341	440,354
Prepaid expenses and other assets	240,753	166,852
	3,684,362	3,183,480
Long Term Assets
Accounts receivable - non-current, net	292,331	49,868
Property and Equipment, net	388,538	373,961
Deferred costs	330,112
Goodwill	607,816	607,816
	$5,303,159	$4,215,125

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued expenses	$2,939,397	2,306,415
Unsecured convertible notes payable	6,255,900	3,833,500
Notes payable to related parties and stockholders	2,346,167	1,136,630
	11,541,464	7,276,545
Notes payable to related parties and stockholders net of current portion		276,337

Minority Interest	674,708	676,748

Commitments and Contingencies

Stockholders' Deficit
Preferred shares; par value $0.001 per share;
authorized 5,000,000 shares; no preferred shares issued
or outstanding	-	-
Common shares; par value $0.001 per share;
150,000,000 shares authorized, 68,002,637 common shares issued and outstanding	68,002	65,659
Treasury stock at cost, 10,858,658 shares	(2,849,366)	(2,849,366)
Additional paid-in capital, net	22,281,906	21,777,397
Accumulated deficit	(26,413,555)	(23,008,195)
Stockholders' deficit	(6,913,013)	(4,014,505)
	$5,303,159	4,215,125

The accompanying notes are an integral part of the consolidated financial statements.

ASSURED PHARMACY, INC AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007

SALES	$4,039,524	$3,676,798	$11,775,937	$9,716,372

COST OF SALES	3,472,061	2,826,026	9,448,710	7,287,141

GROSS PROFIT	567,463	850,772	2,327,227	2,429,231

OPERATING EXPENSES
Salaries and related expenses	724,940	654,326	2,174,446	1,948,442
Consulting and other compensation	113,234	224,650	470,495	672,285
Selling, general and administrative	592,981	526,742	1,782,209	1,569,023
TOTAL OPERATING EXPENSES	1,431,155	1,405,718	4,427,150	4,189,750

LOSS FROM OPERATIONS	(863,692)	(554,946)	(2,099,923)	(1,760,519)

OTHER EXPENSES
Interest expense	(647,568)	(162,496)	(1,311,699)	(455,009)
Other expense	-	(111)	4,294	(111)
TOTAL OTHER EXPENSES	(647,568)	(162,607)	(1,307,405)	(455,120)

LOSS BEFORE MINORITY INTEREST	(1,511,260)	(717,553)	(3,407,328)	(2,215,639)
MINORITY INTEREST	7,239	(4,632)	1,967	(16,892)

NET LOSS	$(1,504,021)	$(722,185)	$(3,405,361)	$(2,232,531)

Basic and diluted loss per common share	$(0.03)	$(0.01)	$(0.06)	$(0.04)

Basic and diluted weighted average number of common
shares outstanding	56,759,196	54,510,539	55,543,874	54,541,131

The accompanying notes are an integral part of the consolidated financial statements.

ASSURED PHARMACY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	NINE MONTHS ENDED
	SEPTEMBER 30,
	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,405,361)	$(2,232,531)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property and equipment	171,708	131,817
Amortization of debt discount	21,000	349,895
Amortization of deferred consulting fees	147,035	362,622
Issuance of common stock for debenture interest	218,142	-
Benefecial Conversion of debenture interest	110,674	-
Minority interest in net income /(loss) of joint venture	(2,040)	16,892
Issuance of common stock and options for director services	21,000	120,000
Return of common stock due to termination of contract		(70,000)
Provision for doubtful accounts	72,000	-
Changes in operating assets and liabilities:
Accounts receivable	(117,549)	(855,772)
Inventories	(217,987)	(486,634)
Prepaid expenses and other current assets	(94,902)	(28,621)
Accounts payable and accrued liabilities	632,983	1,234,075

Net cash used in operating activities	(2,443,298)	(1,458,257)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(186,283)	(51,286)
Net cash used in investing activities	(186,283)	(51,286)

CASH FLOWS FROM FINANCING ACTIVITIES:

Advances from factor	649,804	-
Repayment of advances from factor	(649,804)	-
Proceeds from issuance of notes payable to related parties and shareholders	1,154,500	568,000
Repayment of notes payable to related parties and shareholders	(221,299)	(182,277)
Proceeds from issuance of convertible debentures	2,437,400	925,000
Principal repayments on debentures	(15,000)	-
Issue of common stock on conversion of debentures	10,000	-
Deferred costs	(330,112)	-

Net cash provided by financing activities	3,035,489	1,310,723

Net Increase/(decrease) in cash	405,908	(198,820)

Cash at beginning of period	408,305	466,404

Cash at end of period	$814,213	$267,584

Supplemental disclosure of cash flow information-
Cash paid during the period for:

Interest	$48,200	$-

Income taxes	$-	$830

NON-CASH INVESTING AND FINANCING ACTIVITIES :
Issuance of common stock for services rendered	$97,500	$155,000
Issuance of common stock in lieu of debenture note interest	$218,142	$135,000
Issuance of common stock for director services	$24,000
Return of common stock due to termination of contract	$-	$(70,000)

The accompanying notes are an integral part of the consolidated financial statements.

ASSURED PHARMACY, INC. AND SUBSIDIARIES
FORMERLY KNOWN AS eRXSYS, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

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

The Company has plans in the future to open one more pharmacy in Oak Lomita, California . The Company has executed a lease agreement, received the requisite license to operate the pharmacy and plans on opening at such time that it has sufficient capital resources to commence operations.

Agreement with TPG, L.L.C.

On April 24, 2003, the Company entered into an agreement with TPG, L.L.C. (“TPG”) for the purpose of funding the establishment and operations of pharmacies. Under this agreement, TPG contributed $460,000 in capital for the establishment of the initial two pharmacies and held the right to fund on a joint venture basis fifty pharmacies that it established. The agreement provided that in exchange for contributing financing in the amount of $230,000 per pharmacy location, TPG acquired a 49% ownership interest in each pharmacy established under this agreement and the Company owned the remaining 51%. Under the terms of the agreement with TPG, the Company’s contribution to establish pharmacies primarily consisted of the right to utilize its intellectual property rights and to provide sales and marketing services.

Assured Pharmacies, Inc. (“API”) was formed to establish and operate the pharmacies that would be operated under the agreement with TPG. In accordance with the terms of the agreement with TPG, the Company owned 51% of API and TPG owned the remaining 49%.

Under this joint venture, the Company established its first pharmacy in Santa Ana, California and its second pharmacy in Riverside, California. On December 15, 2006, the Company entered into a Purchase Agreement with TPG and acquired all of its right, title and interest in 49 shares of common stock of API for $460,000 and the issuance of 50,000 shares of its common stock. The Company granted TPG a security interest in all of the Company’s right, title and interest of the 49 shares of common stock of API that the Company acquired as security for the performance of the Purchase Agreement. Of the $460,000, $15,000 was paid on December 15, 2006 and the balance is payable over the period ending February 15, 2009. (See Note 5).

As a result of this acquisition, the Company increased its ownership interest in API to 100% making it a wholly-owned subsidiary and consequently resulting in the termination of its joint venture with TPG.

ASSURED PHARMACY, INC. AND SUBSIDIARIES
FORMERLY KNOWN AS eRXSYS, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

1. ORGANIZATION AND BASIS OF PRESENTATION (continued)

Agreement with TAPG, L.L.C.

In February 2004, the Company entered into an agreement (the “TAPG Agreement”) with TAPG, L.L.C. (“TAPG”), a Louisiana limited liability company, and formed Safescript Northwest, Inc. (“Safescript Northwest”), a Louisiana corporation. Safescript Northwest was formed to establish and operate up to five pharmacies. On June 30, 2004, Safescript Northwest changed its name to Assured Pharmacies Northwest, Inc. (“APN”). The Company initially owned 75% of APN, while TAPG owned the remaining 25%.

The TAPG Agreement provided that TAPG will contribute start-up costs in the amount of $335,000 per pharmacy location established not to exceed five pharmacies. The Company’s contribution under the TAPG Agreement consisted of granting the right to utilize its intellectual property rights and to provide sales and marketing services. Between March and October 2004, APN received from TAPG start-up funds in the amount of $854,213 as its capital contribution for three pharmacies. This capital contribution funded the opening of a pharmacy in Kirkland, Washington in August 2004 and another pharmacy in Portland, Oregon in September 2004. Included in these monies was a partial capital contribution in the amount of $190,000 for the establishment of its second pharmacy location in Portland, Oregon. TAPG remains obligated to contribute an additional $150,787 to satisfy their full contribution. TAPG is also obligated to contribute their proportionate share of the start-up costs in excess of their initial capital contribution of $335,000 per pharmacy. The TAPG Agreement defined start-up costs as any costs associated with the opening of any open pharmacy location that accrue within one hundred eighty days following the opening of that particular pharmacy.

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

License Agreement with Network Technology, Inc. ("RxNT")

On March 15, 2004, the Company entered into a technology license agreement (“Technology License”) with Network Technology, Inc. (“RxNT”). The Technology License grants the Company the right to use RxNT’s prescribing technology under the brand name “Assured Script” and enables the Company to accept prescriptions electronically transmitted to its pharmacies. Pursuant to the Technology License, the Company paid RxNT a licensing fee of $100,000 and is also responsible for paying RxNT a royalty equal to twenty five percent (25%) of the gross profit from sales of the “Assured Script” product, which refers to the licensed products and technology set forth in the Technology License and not prescription drug sales. Given that the Company is in the business of owning and operating pharmacies, management does not anticipate that it would make any sales of the “Assured Script” product resulting in a royalty payment to RxNT. On March 16, 2007, the Company renewed this agreement for a period of three years and agreed to pay an annual license fee of $54,000.

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
SEPTEMBER 30, 2008

1. ORGANIZATION AND BASIS OF PRESENTATION (continued)

Also on January 3, 2006, the Company incorporated Assured Pharmacy DME, Corp. as a wholly-owned subsidiary for the purpose of facilitating and making available specialized medical equipment to its consumers. The Company’s consumers who require treatment for chronic pain commonly require specialized medical equipment and/or rehabilitative equipment.

During the third quarter of 2006, the Company incorporated three wholly-owned subsidiaries for the purpose of operating additional pharmacies. On July 21, 2006, the Company incorporated Assured Pharmacy Gresham, Inc., on August 11, 2006, the Company incorporated Assured Pharmacy Irvine, Inc., and on September 25, 2006, the Company incorporated Assured Pharmacy Los Angeles 1, Inc.

On June 19, 2007, the Company incorporated Assured Pharmacy Las Vegas Inc., as a wholly-owned subsidiary for the purpose of operating its new pharmacy in Las Vegas, Nevada.

On August 9, 2007 the Company incorporated APHY Henderson Inc. as a wholly-owned subsidiary in anticipation of opening a new pharmacy in Henderson, Nevada.

Quotation on OTCBB

The Company’s common stock is quoted on the Over-the-Counter Bulletin Board (the “OTCBB”) under the symbol “APHY”.

B. Basis of Presentation

The Company’s management, without audit, prepared the condensed consolidated financial statements for the three and nine months ended September 30, 2008 and 2007. The information furnished has been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial reporting. Accordingly, certain disclosures normally included in financial statements prepared in accordance with GAAP have been condensed, consolidated or omitted. In the opinion of management, all adjustments considered necessary for the fair presentation of the Company’s financial position, results of operations and cash flows have been included and are only of a normal recurring nature. The results of operations for the three and nine months ended September 30, 2008 and 2007 are not necessarily indicative of the results of operations for the year ending December 31, 2008.

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

Going Concern Considerations

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business. As of September 30, 2008, the Company had an accumulated deficit of $26,413,555, recurring losses from operations and negative cash flow from operating activities for the nine month period ended September 30, 2008 of $2,443,298. The Company also had a negative working capital of $7,857,102.

ASSURED PHARMACY, INC. AND SUBSIDIARIES
FORMERLY KNOWN AS eRXSYS, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

1. ORGANIZATION AND BASIS OF PRESENTATION (continued)

The Company intends to fund operations through increased sales and debt and/or equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital or other cash requirements for the year ending December 31, 2008. The Company is aggressively seeking additional funds to finance its immediate and long-term operations. The successful outcome of future financing activities cannot be determined at this time and there is no assurance that if achieved, the Company will have sufficient funds to execute its intended business plan or generate positive operating results.

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

In response to these problems, management has taken or will take the following actions:

•	The Company is expanding its revenue base beyond the pain management sector to service customers that require prescriptions to treat cancer, psychiatric, and neurological conditions.
•	The Company is aggressively signing up new physicians.
•	The Company retained additional sales personnel to attract business.
•	The Company consolidated two pharmacies in Portland, Oregon into a single operation. This consolidation is expected to allow the Company to further leverage its existing infrastructure and is expected to result in a reduction of costs.
•	In April 2008, the Company entered into a Credit Agreement for $2,000,000, which can be extended up to $3,000,000. (See Note 5).
•	In the third quarter of 2008, the Company raised $2,037,400 through the issuance of convertible debentures.
•	The Company will seek to extend the maturity dates of the related party payables (see Note 5) and unsecured convertible debentures (see Note 7).

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

Principles of Consolidation

The consolidated financial statements for the quarter ended September 30, 2008, include the accounts of the Company’s 94.8% ownership interest in APN and its wholly owned subsidiaries. In accordance with the joint venture agreement, the minority partner does not have participation rights that allow them to block decisions proposed by the Company. The minority joint venture has given the Company the ability to control all daily operations and management of the joint venture; therefore, the Company has consolidated the joint venture in its financial statements. All significant inter-company accounts and transactions have been eliminated in consolidation.

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
SEPTEMBER 30, 2008

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

During the nine months ended September 30, 2008, the Company purchased approximately 94% of its inventory of its prescription drugs from one wholesale vendor. Management believes that the wholesale pharmaceutical and non-pharmaceutical distribution industry is highly competitive because of consolidation in the industry and the practice of certain large pharmacy chains to purchase directly from product manufacturers. Although management believes it could obtain the majority of its inventory from other distributors at competitive prices and upon competitive payment terms if its relationship with its primary wholesale drug vendor was terminated, there can be no assurance that the termination of such relationship would not adversely affect the Company. During the three months ended September 30, 2008, the Company entered into an agreement with another wholesale vendor which it expects to become its primary wholesale vendor over time.

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
SEPTEMBER 30, 2008

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Accounts Receivable, non-current

At September 30, 2008, the Company had $456,644 of receivables which were primarily from Workmen’s Compensation Board of State of California (“CA Board”). These receivables are due to disputes between the claimant and the employer, with the CA Board, known as “Green Liens”. The settlement period for such Green Lien cases takes anywhere from 1 year to 5 years, and therefore management has classified such receivables as long-term assets. As of September 30, 2008, management has provided $164,313 as an allowance for doubtful accounts against these non-current receivables.

Allowance for Doubtful Accounts Receivable

The Company’s receivables are from insurance companies. Management periodically reviews the collectability of accounts receivable and provides an allowance for doubtful accounts as management deems necessary. For the three months ended September 30, 2008, management has not increased the allowance for doubtful accounts. As of September 30, 2008 the allowance for doubtful accounts was $249,597 of which $164,313 pertains to the non current receivables.

ASSURED PHARMACY, INC. AND SUBSIDIARIES
FORMERLY KNOWN AS eRXSYS, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Inventories are stated at the lower of cost (first-in, first-out method) or estimated market value, and consist primarily of pharmaceutical drugs. Market value is determined by comparison with recent sales or net realizable value. Net realizable value is based on management’s forecast for sales of its products or services in the ensuing years and/or consideration and analysis of changes in customer base, product mix, third party insurance reimbursement levels or other issues that may impact the estimated net realizable value. Management regularly reviews inventory quantities on hand and records a reserve for shrinkage and slow-moving, damaged and expired inventory, which is measured as the difference between the inventory cost and the estimated market value based on management’s assumptions about market conditions and future demand for its products. No reserves were provided at September 30, 2008 or December 31, 2007. Should the demand for the Company’s products prove to be less than anticipated, the ultimate net realizable value of its inventories could be substantially less than reflected in the accompanying consolidated balance sheet.

Inventories are comprised of brand and generic pharmaceutical drugs. Brand drugs are purchased primarily from one wholesale vendor and generic drugs are purchased primarily from multiple wholesale vendors. The Company’s pharmacies maintain a wide variety of different drug classes, known as Schedule II, Schedule III, and Schedule IV drugs, which vary in degrees of addictiveness.

Schedule II drugs, considered narcotics by the DEA are the most addictive; hence, they are highly regulated by the DEA and are required to be segregated and secured in a separate cabinet. Schedule III and Schedule IV drugs are less addictive and are not regulated. Because the Company’s business model focuses on servicing doctors specializing in pain management and chronic pain patients, the Company carries in inventory a larger amount of Schedule II drugs than most other pharmacies. The cost in acquiring Schedule II drugs is higher than Schedule III and IV drugs.

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

Property and Equipment

Property and equipment is stated at cost, and is being depreciated using the straight-line method over the estimated useful lives of the related assets, which generally range between three and ten years. Leasehold improvements are amortized on a straight-line basis over the shorter of the estimated useful lives of the assets or the remaining lease terms. Maintenance and repairs are charged to expense as incurred. Significant renewals and betterments are capitalized. At the time of retirement, other disposition of property and equipment or termination of a lease, the cost and accumulated depreciation or amortization are removed from the accounts and any resulting gain or loss is reflected in results of operations.

ASSURED PHARMACY, INC. AND SUBSIDIARIES
FORMERLY KNOWN AS eRXSYS, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

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

Advertising

The Company expenses the cost of advertising, including marketing and promotions, when incurred. Advertising costs for the three months ended September 30, 2008 and 2007 was $0 and $9,621 respectively. When incurred, such expenses are included in selling, general and administrative expenses.

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

Share-based Employee Compensation

The Company accounts for share based compensation under the provisions of statement of SFAS 123R, “Share-Based Payments”, which was a revision of SFAS No. 123. SFAS 123(R) requires all new share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. Pro forma disclosure of the fair value of new share-based payments is no longer an alternative to financial statement recognition.

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
SEPTEMBER 30, 2008

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

Fair Values of Financial Instruments

Management believes that the carrying amounts of the Company’s financial instruments, consisting primarily of cash, accounts receivable, and accounts payable and accrued liabilities approximated their fair values at September 30, 2008 and 2007 due to their short-term nature.

Management also believes that the September 30, 2008 and 2007 interest rate associated with the notes payable approximates the market interest rate for this type of debt instrument and as such, the carrying amount of the notes payable approximates its fair value.

The fair values of related party transactions are not determinable due to their related party nature.

3. ACCOUNTS RECEIVABLE PURCHASE AGREEMENT

On March 1, 2008, the Company entered into an Accounts Receivable Purchase Agreement (the “Accounts Receivable Purchase Agreement”) with Horizon International Investments LLC (“Horizon”), pursuant to which Horizon advanced funds to the Company based on its account receivable in exchange for repayment of the amount advanced and payment of certain commissions and financing fees. On August 27, 2008, the Accounts Receivable Purchase Agreement was terminated. Interest and finance charges amounted to $47,986 for the nine months ended September 30, 2008.

4. DEFERRED COSTS

Costs in the amount of $330,112 relating to the Securities Purchase Agreement as discussed in Note 12 below have been capitalized as of September 30, 2008. These costs consist primarily of legal, accounting and consulting fees incurred by the Company in its due diligence efforts relating to the Securities Purchase Agreement. As further discussed in Note 12, on November 11, 2008, the Company was notified that the Securities Purchase Agreement was terminated, effective immediately. The deferred costs will be charged to operations in the fourth quarter of 2008.

5. PAYABLES TO RELATED PARTIES AND STOCKHOLDERS

TPG, L.L.C Agreement

On December 15, 2006, the Company entered into a Purchase Agreement with TPG pursuant to which the Company purchased 49 shares of common stock of API for 50,000 shares of common stock of the Company and $460,000, of which $15,000 was paid on December 15, 2006 and the balance is payable over the period ending February 15, 2009. Monthly installments of $5,000 were paid from January 2007 through November 2007 and monthly installments of $15,000 were paid from December 2007 through October 2008. The balance is payable in monthly installments of $15,000, ending in January 2009, with a final payment of $180,000, together with interest accrued from December 15, 2006 on the unpaid amount at the rate of prime plus 2%, due on February 15, 2009. The performance of obligations of the Company under the Purchase Agreement are secured by the Company’s granting of a security interest in the 49 shares of API common stock.

ASSURED PHARMACY, INC. AND SUBSIDIARIES
FORMERLY KNOWN AS eRXSYS, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

5. PAYABLES TO RELATED PARTIES AND STOCKHOLDERS (continued)

As of September 30, 2008, the outstanding balance under the Purchase Agreement was $223,668 after giving effect to a valuation discount of $89,950.

TAPG Note

In January 2005, the Company entered into an agreement with TAPG where TAPG was to advance up to $270,000, payable in installments of $45,000 each, in connection with establishing pharmacies in the Pacific Northwest of the United States (See Note 1). TAPG only advanced $40,000 under the agreement. The principal advanced accrues interest at 7% per annum, payable in arrears quarterly. The loan is secured by the Company’s assets exclusive of inventory and accounts receivable, and is further secured by the Company’s interest in APN. If the Company has obtained capital from third party sources in an amount sufficient to meet its cash flow requirements and taken steps necessary to contain its operating costs, then TAPG may elect to convert the principal due under the note at $0.60 per share. The loan matured in January 2006 and was not extended. As of September 30, 2008, the Company paid $30,000 on this loan leaving an outstanding balance of $10,000 plus accrued interest of $5,835.

Convertible Loans

VVPH Inc. Loans

On January 21, 2006, the Company entered into a loan agreement with VVPH Inc. (“VVPH”), a stockholder of the Company. Under the terms of the agreement, the Company borrowed $400,000 for a 12 month term extendable for an additional twelve 12 month period by mutual consent. The loan bears interest of 15% per annum to be paid in monthly installments. In January 2007, the parties entered into a modification and extension agreement to extend the maturity date of this loan to January 2008 and modify the interest rates on these loans to 12% per annum on a going forward basis. Subsequently, the maturity date was further extended to September 30 2008.

On March 8, 2006, the Company entered into a further loan agreement with VVPH. Under the terms of the agreement, the Company borrowed $200,000 for a 12 month term extendable for an additional twelve 12 month period by mutual consent. The loan bears interest of 15% per annum to be paid in monthly installments. In March 2007, the parties entered into a modification and extension agreement to extend the maturity date of this loan to March 2008 and modify the interest rates on these loans to 12% per annum on a going forward basis. Subsequently, the maturity date was further extended to September 30 2008.

On May 2, 2007, the Company entered into an additional loan agreement with VVPH. Under the terms of this loan agreement, the Company borrowed $75,000 for a 12 month term extendable for an additional 12 month period by mutual consent. The loan bears interest of 12% per annum which is to be paid in monthly installments. In May 2008, the maturity date was extended to September 30 2008 at the same rate of interest.

On August 15, 2007, the Company entered into an additional loan agreement with VVPH. Under the terms of this loan agreement, the Company borrowed $50,000 for a 12 month term extendable for an additional 12 month period by mutual consent. The loan bears interest of 12% per annum which is to be paid in monthly installments.

On October 23, 2007, the Company entered into an additional loan agreement with VVPH. Under the terms of this loan agreement, the Company borrowed $70,000 for a 12 month term extendable for an additional 12 month period by mutual consent. The loan bears interest of 12% per annum to be paid in monthly installments.

ASSURED PHARMACY, INC. AND SUBSIDIARIES
FORMERLY KNOWN AS eRXSYS, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

5. PAYABLES TO RELATED PARTIES AND STOCKHOLDERS (continued)

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

As of September 30, 2008, the Company repaid $230,000 on the above loans leaving an outstanding principal balance on these loans of $565,000 plus accrued interest of $129,590.

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

Pursuant to the terms of the these agreements (except in the case of the April 2, 2008 agreement), Brockington has a continuing conversion right during the term to convert all or a portion of the then outstanding amount of the loan into a number of shares of the Company’s common stock determined at a conversion price equal to the rolling 7 trading day weighted average closing bid price for the Company’s common stock on the OTCBB (or such other equivalent market on which the Company’s common stock is quoted) calculated as of the trading day immediately preceding the date the conversion right is exercised. The agreements provide that the conversion price shall not be less than $0.40 or more than $0.80. The loan agreements (except in the case of the April 2, 2008 agreement) also grant Brockington piggyback registration rights upon exercise of this conversion right.

As of September 30, 2008, the Company repaid $130,000 on the above Brockington loans leaving an outstanding principal balance of $143,000 plus accrued interest of $28,213.

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
SEPTEMBER 30, 2008

5. PAYABLES TO RELATED PARTIES AND STOCKHOLDERS (continued)

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

As of September 30, 2008, the Company repaid the principal on all these loans and owes $3,954 for accrued interest.

Woodfield Capital Services Inc.

On July 10, 2007, the Company entered into a loan agreement with Woodfield Capital Services Inc. (“Woodfield”). Woodfield is a related party to this transaction, as its president is an officer and director of the Company. Under the terms of this agreement, the Company borrowed $150,000 for a 12 month term at an interest rate of 12% per annum, with interest payable on a monthly basis. This loan was extended to September 30, 2008 upon the same terms. Pursuant to the terms of this agreement, Woodfield has a continuing conversion right during the term to convert all or a portion of the then outstanding amount of the obligations into a number of shares of the Company’s common stock determined at a conversion price equal to the rolling 7 trading day weighted average closing bid price for the common stock on the OTCBB (or such other equivalent market on which the Common Stock is quoted) calculated as of the trading day immediately preceding the date the conversion right is exercised. The agreement provides that the conversion price shall not be less than $0.40 or more than $0.80. The loan agreement also grants Woodfield piggyback registration rights upon exercise of this conversion right.

As of September 30, 2008, the outstanding principal of this loan is $150,000 plus accrued interest of $22,085.

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

ASSURED PHARMACY, INC. AND SUBSIDIARIES
FORMERLY KNOWN AS eRXSYS, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

5. PAYABLES TO RELATED PARTIES AND STOCKHOLDERS (continued)

Mosaic is an affiliate of Mosaic Capital Advisors, LLC (“Mosaic Capital Advisors”) and the Mosaic Private Equity family of funds. The Managing Partner of Mosaic Capital Advisors and the Mosaic Private Equity family of funds is also a director of the Company.

As of September 30, 2008, the outstanding principal under the Credit Agreement is $650,000 plus accrued interest of $37,917.

Weil Consulting

On August 14, 2007, the Company entered into a loan agreement with Weil Consulting (“Weil”), a beneficial owner of more than 5% of the Company’s outstanding common stock. Under the terms of this agreement, the Company received a 3 month loan of $100,000 at an interest rate of 18% per annum, with interest payable on a monthly basis. The Company extended the loan to June 30, 2008 at an interest rate of 9% per annum, after adding accrued interest in the amount of $4,500 to the loan amount. The loan was subsequently extended to September 30, 2008 upon the same terms.

As of September 30, 2008, the outstanding principal was $104,500 plus accrued interest of $8,300.

Pinewood Trading Fund LP

On May 27, 2008, the Company entered into a loan agreement with Pinewood Trading Fund LP (“Pinewood”), a stockholder of the Company. Under the terms of this agreement, the Company received a 3 month loan of $500,000 at an interest rate of 13% per annum, with interest payable monthly.

As of September 30, 2008, the outstanding principal was $500,000 plus accrued interest of $22,750.

To the extent that any of the above loan agreements provide that the interest is payable monthly, management has secured the agreement of the lenders that interest payments are to accrue and shall be payable together with principal.

Further, as of September 30, 2008, loans in the principal amount of $1,262,500 were past due. The Company plans on entering into negotiations with the lenders to seek the extension of the term of these loans. Given the Company’s current capital needs, there can be no assurance that the Company will be successful in extending the term of these loans or that it will be on acceptable terms. Any failure to extend the term of the loans or otherwise obtain an agreement with the lenders on acceptable terms could have a material adverse effect on the Company’s business, financial condition or results of operations.

6. COMMON STOCK

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

During the three months ended September 30, 2008, the Company issued 600,000 shares of its common stock, valued at $24,000 (calculated based upon average closing price for the Company’s common stock on the OTCBB for the five consecutive trading days preceding the issuance date) to two directors for services rendered by them in the year 2007 and for the year ending December 31 2008.

ASSURED PHARMACY, INC. AND SUBSIDIARIES
FORMERLY KNOWN AS eRXSYS, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

7. UNSECURED CONVERTIBLE DEBENTURE NOTES

As of September 30, 2008, unsecured convertible debenture notes in the aggregate principal amount of $6,255,900 are outstanding of which debentures in the aggregate principal amount of $4,570,900 are held by related parties. Interest on the outstanding debentures amounted to $578,171and $349,898 for the nine months ended September 30, 2008 and 2007, respectively.

Other than as discussed below, the unsecured convertible debentures bear interest at the rate of 18% per annum. Interest is payable in the shares of common stock of the Company except in the case of unsecured convertible debentures in the principal amount of $3,920,900 held by the Mosaic Private Equity family of funds, a related party, where the interest is payable in cash. The number of shares to be issued in payment of the interest is to be calculated based upon the average closing price for the Company’s common stock on the OTCBB for the five consecutive trading days preceding the issuance date. At September 30, 2008, the Company is obligated to issue 1,431,648 shares of common stock as payment of interest on the debentures issued.

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

During the three months ended September 30, 2008, the Company issued unsecured convertible debentures in the aggregate principal amount of $2,037,400 to the Mosaic Private Equity family of funds. In addition, debentures in the principal amount of $3,221,000 held by the Mosaic Private Equity family of funds that matured at various times during the quarter ended September 30, 2008 were extended to October 31, 2008.

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

On September 29, 2008, Woodfield assigned to Mr. Sheth unsecured convertible debentures in the aggregate principal amount of $350,000 and on October 16, 2008, Brockington assigned to Mr. DelVecchio unsecured convertible debentures in the aggregate principal amount of $250,000.

As of September 30, 2008, unsecured convertible debentures in the aggregate principal amount of $4,765,900 were past due. Given the Company’s current capital needs, the Company plans on entering into negotiations with the holders to seek the extension of the term of these debentures. There can be no assurance that the Company will be successful in extending the term of these debentures or that it will be on acceptable terms. Any failure to extend the term of the debentures or otherwise obtain an agreement with the holders on acceptable terms could have an adverse effect on the Company’s business, financial condition or results of operations.

ASSURED PHARMACY, INC. AND SUBSIDIARIES
FORMERLY KNOWN AS eRXSYS, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

8. COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company occupies buildings and retail space under operating lease agreements expiring on various dates through January 2012 with monthly payments ranging from approximately $1,400 to $2,800.

Certain leases include future rental escalations and renewal options.

As of September 30, 2008, future minimum payments under operating leases approximated the following:

For the year ending
December 31,
2008	$205,347
2009	159,954
2010	100,752
2011	61,040
2012 and thereafter	48,906
Total	$575,999

Total rent expense for the nine months ended September 30, 2008 and 2007 was $252,697 and $176,589 respectively.

9. LEGAL MATTERS

Providing pharmacy services entails an inherent risk of medical and professional malpractice liability. The Company may be named as a defendant in such lawsuits and become subject to the attendant risk of substantial damage awards. The Company believes it possesses adequate professional and medical malpractice liability insurance coverage. There can be no assurance that the Company will not be sued, that any such lawsuit will not exceed the Company’s insurance coverage, or that it will be able to maintain such coverage at acceptable costs and on favorable terms.

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

ASSURED PHARMACY, INC. AND SUBSIDIARIES
FORMERLY KNOWN AS eRXSYS, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

10. LOSS PER COMMON SHARE

The following is a reconciliation of the numerators and denominators of the basic and diluted loss per common share computations for the three and nine months ended September 30, 2008 and 2007.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Numerator for basic and diluted loss per common share:
Net loss to common stockholders	($1,504,021)	($722,185)	($3,405,361)	($2,232,531)

Denominator for basic and diluted loss per common share:
Weighted average number of shares outstanding	56,759,196	54,510,539	55,543,874	54,541,131

Basic and diluted loss per common share	($0.03)	($0.01)	($0.06)	($0.04)

11. INCOME TAXES

Due to losses incurred for the three and nine months ended September 30, 2008 there is no current provision for income taxes.

12. SUBSEQUENT EVENTS

Securities Purchase Agreement

On October 7, 2008, the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with APHY Holdings LLC, a Delaware limited liability company (“APHY Holdings”) formed by Enhanced Equity Fund, L.P. Pursuant to the Securities Purchase Agreement, subject to certain closing conditions, the Company agreed to issue and sell 11,235 shares of the Company’s future Series A Convertible Preferred Stock and 75,000,001 shares of the Company’s common stock, to APHY Holdings for an aggregate purchase price of $12,000,000.01. The Company intended to use the proceeds from the sale for general working capital purposes, to pay down debt and to pay fees related to the transaction.

Prior to closing, on November 11, 2008, the Company received notice from APHY Holdings terminating the Securities Purchase Agreement, effective immediately. Management believes that APHY Holdings terminated the Securities Purchase Agreement because of the delays encountered in the attempts to obtain the consent of the California State Board of Pharmacy to the change in ownership which was one of the conditions to closing.

Deferred costs in the amount of $330,112 relating to the Securities Purchase Agreement have been capitalized as of September 30, 2008. These costs consist primarily of legal, accounting and consulting fees incurred by the Company in its due diligence efforts relating to the Securities Purchase Agreement. The deferred costs including additional costs incurred since the end of the third quarter of 2008 for a total of approximately $450,000, will be charged to operations in the fourth quarter 2008.

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

Business Description

     We are engaged in the business of operating specialty pharmacies that primarily dispense highly regulated pain medication and operate six such pharmacies. During 2006, we expanded the reach of our business beyond pain management to service customers that require prescriptions to treat cancer, psychiatric, and neurological conditions. Our management attributes the recent growth in our business in part to our being able to fill prescriptions that can accommodate a broader range of customers.

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

     The table set forth below summarizes the number of prescriptions filled by our six operating pharmacies for the three and nine months ended September 30, 2008 and 2007.

	For three months ended		For nine months ended
	September 30		September 30
	2008	2007	2008	2007
Number of prescriptions	28,566	25,978	82,787	67,996

     Total number of prescriptions filled at our pharmacies for the three and nine months ended September 30, 2008 increased to 28,566 and 82,787 respectively which is approximately a 9% and 22% increase from the 25,978 and 67,996 total prescriptions filled at all our pharmacies in the prior three and nine months ended September 30, 2007. Our management primarily credits the increases in our business to the efforts of additional sales personnel added during the reporting period, the expanded reach of our business beyond pain management and the additional pharmacy that opened up in Las Vegas during the first quarter of 2008.

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

     In January, 2006, we incorporated Assured Pharmacy Plus, Corp. (“Plus Corp.”) as a wholly-owned subsidiary. We entered into an arrangement with Affiliated Healthcare Administrators (“AHA”), a third party health plan administrator, to provide prescription service to their members. Under the arrangement with AHA, our pharmacies provide prescription service to AHA members upon receipt of a traditional co-payment. Thereafter, we process the prescription claim with AHA and receive the remaining balances due for their member’s prescription purchases. Plus Corp. processes claims relating to the prescription filled at our pharmacies for AHA members in exchange for an administration fee. Our management is contemplating expanding the operations of Plus Corp. by licensing the entity as a pharmacy that exclusively focuses on servicing the niche of consumers that are members of third party health plan administrators and receive their prescriptions exclusively via courier.

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

     Our revenue generated from pharmaceutical compounding and from the operations of Plus Corp. and DME for the three and nine months ended September 30, 2008 and 2007 has been relatively insignificant to our business. To date, our management has not advanced these opportunities because our resources are currently being devoted to growth within our existing pharmacy locations. Our management anticipates focusing more on these opportunities at such time that allocating resources to these opportunities is in our best interest.

     Our management has been seeking to expand our business by establishing additional pharmacies including a planned future opening in Oak Lomita, California. Opening new pharmacies, however, will require additional funding from external sources and until such time that such funding is available, it is management’s present plan to focus its resources on its six operating pharmacies.

Results of Consolidated Operations

Three and Nine Months Ended September 30, 2008 Compared to Three and Nine Months Ended September 30, 2007

Revenues

     Our total revenue reported for the three months ended September 30, 2008 was $4,039,524, a 10% increase from $3,676,798 for the three months ended September 30, 2007. Our total revenue reported for the nine months ended September 30, 2008 was $11,775,937, a 21% increase from $9,716,372 for the nine months ended September 30, 2007.

Our revenue for the three and nine months ended September 30, 2008 and 2007 respectively, was generated almost exclusively from the sale of prescription drugs. The increase in revenues is attributable to increased sales volume of existing stores due to hiring sales personnel to recruit more physicians, an increase in average revenue generated per prescription and the opening of the Las Vegas store.

     The table set forth below shows our total reported gross revenue generated for each completed quarterly period during fiscal 2007 and 2008:

	2007	2008
Quarterly Period Ended March 31	$2,733,683	$4,162,670
Quarterly Period Ended June 30	$3,305,891	$3,573,793
Quarterly Period Ended September 30	$3,676,798	4,039,524
Quarterly Period Ended December 31	$4,207,115	N/A

     Management is of the opinion that revenues in third quarter have improved since the uncertainty surrounding our supply chain which prevailed during the second quarter has been addressed by identifying one more wholesaler for the supply of drugs. Management anticipates that our revenues will increase as a result of the restoration of normal supply conditions, concentrated sales efforts by sales personnel and the establishment of additional pharmacies in the current year. In 2008, we consolidated the operations of two of our pharmacies and opened a new pharmacy in Las Vegas.

Cost of Sales

     The total cost of sales for the three months ended September 30, 2008 was $3,472,061, a 22% increase from $2,826,026 for the three months ended September 30, 2007. For the nine months ended September 30, 2008, the total cost of sales increased 29% to $9,448,710 from $7,287,141 for the nine months ended September 30, 2007. For the three and nine months ended September 30, 2008, the increase in the cost of sales is primarily attributable to the increased sales in the reporting period and also due to the change in the product mix sold resulting in a greater number of products with lower margins.

Gross Profit.

     Gross profit declined to $567,463, or approximately 14% of sales, for the three months ended September 30, 2008, as compared to a gross profit of $850,772 or approximately 23% of sales for the three months ended September 30, 2007.

     Gross profit declined to $2,327,227 or approximately 20% of sales, for the nine months ended September 30, 2008, as compared to gross profit of $2,429,231, or approximately 25% of sales for the nine months ended September 30, 2007.

     For the three and nine months ended September 30, 2008, the decline in the dollar value of gross profit and as a percentage of sales is primarily due to a reduction in the workmen compensation reimbursements in California and a change in the product mix sold resulting in a greater number of products with lower margins.

Operating Expenses

     Operating expenses for the three months ended September 30, 2008 was $1,431,155, a 2% increase from $1,405,718 for the three months ended September 30, 2007. Our operating expenses for the three months ended September 30, 2008 consisted of salaries and related expenses of $724,940, consulting and other compensation of $113,234, and selling, general and administrative expenses of $592,981 . Our operating expenses for the three months ended September 30, 2007 consisted of salaries and related expenses of $654,326, consulting and other compensation of $224,650, and selling, general and administrative expenses of $526,742.

     Operating expenses for the nine months ended September 30, 2008 was $4,427,150 a 6% increase from $4,189,750 for the nine months ended September 30, 2007. Our operating expenses for the nine months ended September 30, 2008 consisted of salaries and related expenses of $2,174,446 consulting and other compensation of $470,495 and selling, general and administrative expenses of $1,782,209. Our operating expenses for the nine months ended September 30, 2007 consisted of salaries and related expenses of $1,948,442 consulting and other compensation of $672,285, and selling, general and administrative expenses of $1,569,023.

     Salaries and related expenses were higher in the three and nine months ended September 30, 2008 when compared to the three and nine months ended September 30, 2007 primarily due to the hiring of additional personnel to adequately staff our existing pharmacies and to staff our new pharmacy at Las Vegas. The decrease in consulting and other compensation for the three and nine months ended September 30, 2008, when compared to the three and nine months ended September 30, 2007, was attributable a reduction in the number of consultants retained during the reporting period. The increase in selling, general and administrative expenses for the three months ended September 30, 2008, as compared to the same reporting period in the prior year was primarily a result of increases in store rents and increase in legal fees. The increase in selling, general and administrative expenses for the nine months ended September 30, 2008, as compared to the same reporting period in the prior year was primarily a result of increases in store rents, provision for doubtful receivables and increases in accounting and legal fees.

Other Income and Expense

     During the three months ended September 30, 2008, we reported other expenses, consisting of interest expense, in the amount of $647,568, compared to $162,607 for the three months ended September 30, 2007.

     During the nine months ended September 30, 2008, we reported other expenses in the amount of $1,311,699 compared to $455,004 for the nine months ended September 30, 2007. Other expenses reported during the three and nine months ended September 30, 2008 and 2007 consisted primarily of interest expense which was incurred in connection with interest on borrowings under the Credit Agreement with Mosaic and interest on convertible debentures and loans. In addition, interest expense for the nine months ended September 30, 2008 also included $110,674 resulting from a charge taken at June 30, 2008 for a beneficial conversion due to a change in the terms of certain unsecured convertible debentures. (See Note 5 of the Consolidated Financial Statements for the quarter ended September 30, 2008).

Net Loss

     Net loss for the three months ended September 30, 2008 was $1,504,021 a 108% increase from the net loss of $722,185 for the three months ended September 30, 2007. Net loss for the nine months ended September 30, 2008 was $3,405,361 a 53% increase from the net loss of $2,232,531 for the nine months ended September 30, 2007. The increase in our net loss from the three and nine months ended September 30, 2008 was primarily attributable to reduced gross profit, increased operating expenses and interest expenses during the reporting periods as discussed above.

     Our loss per common share for the three months ended September 30, 2008 was $0.03, compared to a loss per common shares of $0.01 for the three months ended September 30, 2007. Our loss per common share for the nine months ended September 30, 2008 was $0.06, compared to a loss per common share of $0.04 for nine months ended on September 30 2007.

Liquidity and Capital Resources

     As of September 30, 2008, we had $814,213 in cash. As of September 30, 2008, we had current assets in the amount of $3,684,362 and current liabilities in the amount of $11,541,464 resulting in a working capital deficit of $7,857,102.

     Operating activities used $2,443,298 in cash for the nine months ended September 30, 2008, as compared to $1,458,257 for the same period last year. Our net loss of $3,405,361 for the nine months ended September 30, 2008 reduced by non-cash expenses of $759,519 was the primary reason for our negative operating cash flow. In addition, our inventories increased by $217,987 primarily due to the fact that our prime vendor relocated to a new location and in order to minimize disruption in our ability to acquire inventory, we purchased quantities that we felt were necessary to allow us to continue to supply our stores during this period of relocation. An increase of accounts payable and accrued expenses of $633,000 offset the decrease in our cash flows of operating activities. In addition, inventory was required for our new store opening during the nine months ended September 30, 2008. Investing activities during the nine months ended September 30, 2008 used $186,283 for the purchase of property and equipment. Net cash flows provided by financing activities during the nine months ended September 30, 2008 was $3,035,489 primarily due to the $2,437,400 we received as proceeds from the issue of convertible debentures and $1,154,500 from notes issued to related parties during the reporting period.

     On October 7, 2008, we entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with APHY Holdings LLC, a Delaware limited liability company (“APHY Holdings”) formed by Enhanced Equity Fund, L.P. for the purpose of this transaction, pursuant to which, subject to the satisfaction of certain closing conditions, we agreed to issue and sell 11,235 shares of our future Series A Convertible Preferred Stock, par value $0.001 per share (the “Series A Preferred Stock”) and 75,000,001 shares of our common stock to APHY Holdings for an aggregate purchase price of $12,000,000.01. We intended to use the proceeds from the sale for general working capital purposes, to pay down debt and to pay fees related to the transaction. Prior to the closing of the Securities Purchase Agreement, on November 11, 2008, we received notice from APHY Holdings terminating the Securities Purchase Agreement, effective immediately.

     As a result of the termination of the Securities Purchase Agreement, we will be required to seek alternative sources to finance our operations, service our existing debt (including the repayment of indebtedness that is past due) and continue our growth plan. We intend to obtain such funds through increased sales and debt and/or equity financing arrangements, which may be insufficient to fund our capital expenditures, working capital, or other cash requirements for the next twelve months. The inability to secure sufficient funds in a timely manner would likely have a material adverse effect on our business, prospects, financial condition, and results of operations.

Off Balance Sheet Arrangements

     As of September 30, 2008, there were no off balance sheet arrangements.

Going Concern

     The accompanying condensed consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business. As of September 30, 2008, we had an accumulated deficit of $26,413,555, recurring losses from operations and negative cash flow from operating activities for the nine month period ended September 30, 2008 of $2,443,298. We also had a negative working capital of $7,857,102 as of September 30, 2008.

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

     In response to these problems, management has taken or will take the following actions:

•	We are expanding our revenue base beyond the pain management sector to service customers that require prescriptions to treat cancer, psychiatric, and neurological conditions.
•	We are aggressively signing up new physicians.
•	We are seeking investment capital.
•	We retained additional sales personnel to attract business.
•	We consolidated our two pharmacies in Portland, Oregon into a single operation. This consolidation is expected to allow us to further leverage our existing infrastructure and is expected to result in a reduction of costs.
•	In April 2008, we entered into a Credit Agreement for $2,000,000, which can be extended up to $3,000,000.
•	In the third quarter of 2008, we raised $2,037,400 through the issuance of convertible debentures.
•	The Company will seek to extend the maturity dates of its outstanding indebtedness that is past due.

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

Inventories

     Inventories are stated at the lower of cost (first-in, first-out method) or estimated market, and consist primarily of pharmaceutical drugs. Market value is determined by comparison with recent sales or net realizable value. Net realizable value is based on management’s forecast for sales of its products or services in the ensuing years and/or consideration and analysis of changes in customer base, product mix, payor mix, third party insurance reimbursement levels or other issues that may impact the estimated net realizable value. Management regularly reviews inventory quantities on hand and records a reserve for shrinkage and slow-moving, damaged and expired inventory, which is measured as the difference between the inventory cost and the estimated market value based on management’s assumptions about market conditions and future demand for its products. No reserves were provided at September 30, 2008. Should the demand for the our products prove to be less than anticipated, the ultimate net realizable value of our inventories could be substantially less than reflected in the accompanying consolidated balance sheet.

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

Recently Issued Accounting Pronouncements Not Yet Effective

     The following are potentially relevant accounting pronouncements that have been issued but are not yet effective:

     Statements of Financial Accounting Standards (SFAS):

•	SFAS 141 (R), Business Combinations

•	SFAS 157, Fair Value Measurements

•	SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115

•	SFAS 160, Noncontrolling Interests in Consolidated Financial Statements

•	SFAS Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities - an Amendment of FASB Statement 133

•	SFAS 163, Accounting for Financial Guarantee Insurance Contracts

     FASB Staff Positions (FSP):

•	FSP EITF 00-19-2, Accounting for Registration Payment Arrangements

•	FSP APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)

•	FSP FAS 117-1, Endowments of Not-for-Profit Organizations: Net Asset Classification of Funds Subject to an Enacted Version of the Uniform Prudent Management of Institutional Funds Act, and Enhanced Disclosures for All Endowment Funds

•	FSP FAS 133-1 and FIN 45-4, Disclosures about Credit Derivatives and Certain Guarantees: An FSP FAS 133-1 and FIN 45-4, Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161 — amends FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, to require disclosures by sellers of credit derivatives, including credit derivatives embedded in a hybrid instrument. This FSP also amends FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, to require an additional disclosure about the current status of the payment/performance risk of a guarantee. Further, this FSP clarifies the Board’s intent about the effective date of FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities

•	FSP FAS 140-3, Accounting for Transfers of Financial Assets and Repurchase Financing Transactions— amends FASB Statement 140

•	FSP FAS 142-3, Determination of the Useful Life of Intangible Assets

•	FSP FAS 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13

•	FSP FAS 157-2, Effective Date of FASB Statement No. 157

•	FSP FIN 46(R)-7, Application of FASB Interpretation No. 46(R) to Investment Companies

•	FSP SOP 94-3-1 and AAG HCO-1, Omnibus Changes to Consolidation and Equity Method Guidance for Not-for-Profit Organizations

•	FSP SOP 07-1-1, — indefinitely delays the effective date of AICPA Statement of Position 07-1, "Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting byParent Companies and Equity Method Investors for Investments in Investment Companies

•	FSP EITF 03-6-1, — Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities

     EITF Consensuses (EITF):

•	EITF Issue No. 07-1, Accounting for Collaborative Arrangements

•	EITF Issue No. 07-4, Application of the Two-Class Method under FASB Statement No. 128, Earnings per Share, to Master Limited Partnerships

•	EITF Issue No. 07-5, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity's Own Stock

•	EITF Issue No. 08-3, Accounting by Lessees for Maintenance Deposits

•	EITF Issue No. 08-5, Issuer's Accounting for Liabilities Measured at Fair Value with a Third-Party Credit Enhancement

•	EITF Issue No. 08-6, "Equity Method Investment Accounting Considerations" — The purpose of this issue is to resolve several accounting issues that arise in applying the equity method of accounting. Most of these issues arise or become more prevalent upon the effective date of FASB Statement No. 141 (Revised 2007), "Business Combinations", and (or) FASB Statement No. 160, "Noncontrolling Interests in Consolidated Financial Statements." This is because the literature that is being replaced or amended by Statements 141R and 160 have been used by analogy in addressing certain aspects of applying the equity method of accounting, which raises the question as to whether these aspects of applying the equity method of accounting should change upon the effective date of Statements 141R and 160 (which for calendar year-end companies is January 1, 2009).

•	EITF Issue No. 08-7, Accounting for Defensive Intangible Assets

•	EITF Issue No. 08-8, Accounting for an Instrument (or an Embedded Feature) with a Settlement Amount That Is Based on the Stock of an Entity's Consolidated Subsidiary

     AICPA Statements of Position (SOP):

•	SOP 07-01, Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies.

      We do not believe that adoption of any of the above pronouncements that may apply will have a material impact on our financial position or results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4. CONTROLS AND PROCEDURES

     As of the end of the period covered by this report, based on an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934), our Chief Executive and Chief Financial Officer concluded that our disclosure controls and procedures are not effective to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized and reported within the applicable time periods specified by the SEC’s rules and forms.

     There was no change in our internal controls over financial reporting that occurred during the fiscal quarter ended September 30, 2008 that materially affected or is reasonably likely to materially affect the Company’s internal controls over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     During the three months ended September 30, 2008, we issued unregistered securities to the persons, as described below. We believe that each transaction was exempt from the registration requirements of the Securities Act of 1933, as amended, by virtue of Section 4(2) thereof and/or Rule 506 of Regulation D promulgated thereunder.

     On August 29, 2008, our independent directors, Richard Falcone and James Manfredonia were each issued 300,000 shares of our common stock for services rendered by them during the fiscal year ended December 31, 2007 and the fiscal year ending December 31, 2008.

     In July, August and September of 2008, we issued to the Mosaic Private Equity family of funds seven unsecured convertible debentures in the aggregate principal amount of $2,037,400 accruing interest of 18% per annum. With extensions, principal and accrued interest under these debentures became due October 31, 2008. The debenture holders have the right prior to payment of the debentures to convert the outstanding principal into shares of our common stock at a conversion price of $0.40, subject to adjustment in certain circumstances, and warrants to acquire such number of shares of common stock equal to the number of conversion shares issued, half of which shall be exercisable at $0.60 per share, subject to adjustment in certain circumstances, for a one-year period and the other half of which shall be exercisable at $0.80 per share, subject to adjustment in certain circumstances, for a two-year period. The debenture holders are also entitled to piggyback registration rights covering the shares issuable upon conversion of the debentures and upon exercise of the warrants. If we conduct a certain private placement, the outstanding principal amount of the debenture is exchangeable for the securities sold in such private placement at the holder’s or our option. Ameet Shah, the managing partner of the Mosaic Private Equity Family of Funds serves on our board of directors.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     At October 31, 2008, convertible debentures and loans in the aggregate principal amount of $6,248,400 were past due. Total indebtedness under such convertible debentures and loans is 6,829,204 at October 31, 2008.

     As discussed further below in Item 5, the Securities Purchase Agreement was terminated, on November 11, 2008, prior to closing. We intended to repay, convert or exchange convertible debentures and loans that are currently outstanding from the proceeds of the transactions contemplated by the Securities Purchase Agreement. As a result of the termination of the Securities Purchase Agreement, we are in the process of exploring alternative sources to service our existing debt. We intend to obtain such funds through increased sales and debt and/or equity financing arrangements however any failure to obtain sufficient funding is likely to have a material adverse effect on our business, financial condition or results of operations and the market price of our common stock.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended September 30, 2008.

ITEM 5. OTHER INFORMATION

     The following disclosure would have otherwise been filed on Form 8-K under the heading “Item 1.02 Termination of a Material Definitive Agreement”:

     Termination of Securities Purchase Agreement

     As previously disclosed in the Current Report on Form 8-K filed with the Commission on October 10, 2008, on October 7, 2008, we entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with APHY Holdings LLC, a Delaware limited liability company (“APHY Holdings”) formed by Enhanced Equity Fund, L.P. for the purpose of this transaction, pursuant to which, subject to the satisfaction of certain closing conditions, we agreed to issue and sell 11,235 shares of our future Series A Convertible Preferred Stock, par value $0.001 per share and 75,000,001 shares of our common stock to APHY Holdings for an aggregate purchase price of $12,000,000.01. We intended to use the proceeds from the sale for general working capital purposes, to pay down debt and to pay fees related to the transaction.

     Prior to closing, on November 11, 2008, we received notice from APHY Holdings terminating the Securities Purchase Agreement, effective immediately. Management believes that APHY Holdings terminated the Securities Purchase Agreement because of the delays encountered in the attempts to obtain the consent of the California State Board of Pharmacy to the change in ownership which was one of the conditions to closing.

     Termination of Accounts Receivable Purchase Agreement

     As previously disclosed in the Current Report on Form 8-K filed with the Commission on March 6, 2008, we entered into an Accounts Receivable Purchase Agreement (“Purchase Agreement”) with Horizon International Investments LLC (“Horizon”) originally entered into on March 1, 2008. Under the Purchase Agreement, Horizon advanced funds to us based on our accounts receivable in exchange for the repayment of the amount advanced and payment of certain commissions and financing fees.

     On August 27, 2008, we mutually agreed to terminate the Purchase Agreement based, in addition to other considerations, on our decision to obtain financing from other sources. On the date of termination, no outstanding balance was due on any accounts receivable purchased by Horizon under the Purchase Agreement.

       The following disclosure would have otherwise been filed on Form 8-K under the heading “Item 1.01 – Entry into a Material Definitive Agreement”, “Item 2.03 – Creation of Direct Financial Obligation” and “Item 3.02 – Unregistered Sales of Equity Securities.”

       Unsecured Convertible Debentures

       Reference is made to Part II. Item 2 of this Quarterly Report on Form 10-Q with respect to the description of the issuance of unsecured convertible debentures in the principal amount of $2,037,400, which is hereby incorporated by reference. The foregoing description is qualified in its entirety by the form of unsecured convertible debenture attached as Exhibit 10.1 hereto.

ITEM 6. EXHIBITS

     The exhibits listed in the accompanying below are filed as part of this report.

Exhibit
Number	Description
10.1	Form of 18% Unsecured Convertible Debenture (filed as an exhibit to the Quarterly Report on Form 10-Q filed on August 14, 2008 with the Commission and incorporated by reference herein).
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ASSURED PHARMACY, INC.

Date: November 14, 2008	/s/ Robert DelVelcchio
Robert DelVelcchio
Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2008	/s/ Haresh Sheth
Haresh Sheth
Chief Financial Officer
(Principal Financial and Accounting Officer)