Form 10-Q
period 2012-09-30
ASSURED PHARMACY, INC.
filed 2012-12-20
CIK 1100592

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012.
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to __________.

Commission File Number:  333-181361

Assured Pharmacy, Inc.
(Exact name of registrant as specified in its charter)

Nevada	98-0233878
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2595 Dallas Parkway, Suite 206, Frisco, Texas 75034
(Address of principal executive offices) (Zip Code)

(972) 668-7394
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of Exchange Act.

Large accelerated filer ☐                                                                                                                     Accelerated filer                     ☐
Non-accelerated filer   ☐ (Do not check if a smaller reporting company)                                Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at December 19, 2012
Common Stock, $0.001 par value	4,351,846

Form 10-Q
Assured Pharmacy, Inc.
September 30, 2012
(Unaudited)

Part I – Financial Information

Item 1 – Financial Statements.
Assured Pharmacy, Inc.
Condensed Consolidated Balance Sheets
September 30, 2012 and December 31, 2011

	September 30,	December 31,
	2012	2011
	(Unaudited)
ASSETS

Current Assets
Cash	$6,165	$23,316
Accounts receivable, net	876,471	839,328
Inventories	512,991	698,772
Prepaid and other current assets	247,841	332,132
Total current assets	1,643,468	1,893,548

Other receivables, net	227,322	300,003
Property and equipment, net	71,796	74,742
Goodwill	697,766	697,766

TOTAL ASSETS	$2,640,352	$2,966,059

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable and accrued expenses	4,469,430	3,361,170
Unsecured convertible debentures, net of discount	1,065,193	978,792
Unsecured convertible debentures, related party, net of discount	498,248	474,212
Notes payable, net of discount	555,735	593,610
Notes payable to related parties	-	158,320
Total current liabilities	6,588,606	5,566,104

Notes payable to related parties, net of current portion	299,000	-
Unsecured convertible debentures, net of current portion and discount	890,535	520,513
Warrant liability	907,149	208,570
TOTAL LIABILITIES	8,685,290	6,295,187

Commitments and Contingencies (see Note 7)

Assured Pharmacy, Inc.'s Stockholders' Deficit
Preferred stock; par value $0.001 per share; 5,000,000 shares authorized, 2,830 shares designated to Series A convertible, 7,745 shares designated to Series B convertible, 813 shares designated to Series C convertible

Series A convertible preferred stock; par value $0.001 per share; 2,830
shares authorized, 1,406 and 1,556 issued and outstanding, respectively	1	2

Series C convertible preferred stock; par value $0.001 per share; 813
shares authorized, 813 and 813 issued and and outstanding, respectively	1	1

Series B convertible preferred stock; par value $0.001 per share; 7,745
shares authorized, 5,384 and 5,849 issued and outstanding, respectively	5	5

Common stock; par value $0.001 per share; 35,000,000 shares authorized,
4,351,846 and 3,818,707 issued and outstanding, respectively	4,352	3,818

Additional paid-in capital, net	36,533,529	35,725,411

Accumulated deficit	(42,582,826)	(39,058,365)

Assured Pharmacy, Inc. stockholders' deficit	(6,044,938)	(3,329,128)

Non-controlling interest	-	-

Stockholders' deficit	(6,044,938)	(3,329,128)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$2,640,352	$2,966,059

 See accompanying notes to these consolidated financial statements.

Assured Pharmacy, Inc.
Condensed Consolidated Statements of Operations
For the Three and Nine Months Ended September 30, 2012 and 2011
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Sales	$3,525,933	$4,029,590	$10,837,425	$12,617,710

Cost of sales	2,672,448	3,220,450	8,491,880	10,147,624

Gross profit	853,485	809,140	2,345,545	2,470,086

Operating expenses
Salaries and related expenses	755,201	680,852	2,237,510	2,021,761
Selling, general and administrative	680,888	610,864	2,179,991	1,360,795
Total operating expenses	1,436,089	1,291,716	4,417,501	3,382,556

Loss from operations before non-controlling interest	(582,604)	(482,576)	(2,071,956)	(912,470)

Other expenses
Interest expense, net	347,771	303,439	1,086,950	626,708
Loss on extinguishment of debt	90,205	-	90,205	16,923
(Gain) or loss on change in fair value of warrant liability	377,430	(139,355)	275,350	(106,231)
Total other expenses and income	815,406	164,084	1,452,505	537,400

Net loss from operations before non-controlling interest	(1,398,010)	(646,660)	(3,524,461)	(1,449,870)
Net income attributable to non-controlling interest	-	-	-	(12,051)

Net loss attributable to Assured Pharmacy, Inc.	$(1,398,010)	$(646,660)	$(3,524,461)	$(1,461,921)

Basic and diluted loss per common share
Net loss per common share - basic and diluted	$(0.33)	$(0.20)	$(0.86)	$(0.55)
Basic and diluted weighted average number of common shares outstanding	4,298,150	3,203,346	4,077,600	2,657,202

See accompanying notes to these consolidated financial statements.

Assured Pharmacy, Inc.
Condensed Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2012 and 2011
(Unaudited)

	NINE MONTHS ENDED SEPTEMBER 30,
	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss including noncontrolling interest	$(3,524,461)	$(1,449,870)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property and equipment	24,231	20,362
Amortization of debt issuance costs	106,953	34,310
Amortization of discount on debt	548,827	311,263
Stock based compensation	808,651	387,976
Issuance of common stock in lieu of debenture interest	-	36,986
Loss on extinguishment of debentures and notes	90,205	16,923
Provision for accounts receivable doubtful accounts	26,740	-
Provision (Recoveries) from other receivables doubtful accounts	(105,087)	2,027
(Gain) or loss on change in fair value of warrant liability	275,350	(106,231)

Changes in operating assets and liabilities:
Accounts receivable	(63,883)	(49,969)
Inventories	185,781	44,228
Other Receivables	177,768	-
Prepaid expenses and other current assets	(68,406)	116,131
Accounts payable and accrued liabilities	1,108,260	(4,866)

Net cash used in operating activities	(409,071)	(640,730)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(21,285)	(8,213)
Net cash used in investing activities	(21,285)	(8,213)

CASH FLOWS FROM FINANCING ACTIVITIES:

Repayment of notes payable	(37,875)	(87,583)
Proceeds from issuance of convertible debentures	350,400	825,000
Payment of issuance costs for convertible debentures and notes	(40,000)	(59,035)
Proceeds from advances on shareholder revolving note	186,500	-
Repayment of advances on shareholder revolving note	(45,820)	(36,120)
Net cash provided by financing activities	413,205	642,262

Net increase (decrease) in cash	(17,151)	(6,681)

Cash at beginning of period	23,316	37,325

Cash at end of period	$6,165	$30,644

Supplemental Disclosure of cash flow information-
Cash paid during the period for:

Interest	$276,697	$180,244

Non-cash investing and financing activities during the period:

Conversion of Series A preferred stock to common stock	$150,000	$-
Conversion of Series B preferred stock to common stock	$25,000	$270,000
Common stock warrants issued with debentures	$511,765	$471,642
Extinguishment of convertible debentures in refinancing	$1,265,384	$300,000
Extinguishment of stock warrants in refinancing	$88,536	$136,363
Conversion of note payable to convertible debenture	$-	$250,000
Beneficial conversion feature of convertible debentures	$-	$303,388
Common stock issued for acquisition of non-controlling interest	$-	$721,386
Cancellation of note payable in acquisition of non-controlling interest	$-	$17,758

See accompanying notes to these consolidated financial statements.

Assured Pharmacy, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.           BASIS OF PRESENTATION AND PLAN OF OPERATIONS

The unaudited condensed interim consolidated financial statements as of and for the nine months ended September 30, 2012 and 2011 have been prepared by Assured Pharmacy, Inc. (the “Company”) in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial reporting.  These consolidated statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary for a fair statement for the periods presented.  The year-end consolidated data was derived from audited financial statements but does not include all disclosures required by GAAP.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. The results of operations for the three and nine months ended September 30, 2012 are not necessarily indicative of the results to be expected for the full fiscal year.

These unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company and notes thereto included in the audited annual financial statements for the year ended December 31, 2011 filed as part of the Company’s Registration Statement on Form S-1, as amended (Registration No. 333-181361), which was declared effective on November 13, 2012.

In May 2012, the Company’s Board of Directors (“the Board”) and a majority of the Company’s shareholders approved an amended and restated articles of incorporation effectuating an increase in the number of authorized common shares of the Company from 16,666,667 to 35,000,000.  As required, a consent and waiver was obtained from the majority of the Series A and Series C Preferred holders in accordance with the certificate of designation.

Registration Statement

On November 13, 2012, we completed the registration of 2,292,067 shares of common stock, par value $0.001 per share, issuable upon exercise of warrants on Form S-1, as amended.   We became a public company on November 14, 2012 and are now subject to the reporting requirements under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  The Company’s common stock began trading on the OTCQB market under the ticker symbol “APHY”.

Going Concern Considerations

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business. As of September 30, 2012, the Company had an accumulated deficit of approximately $42.6 million and recurring losses from operations. The Company also had negative working capital of approximately $5.0 million and debt with maturities within one year in the amount of approximately $2.1 million as of September 30, 2012.

The Company intends to fund operations through raising additional capital through debt financing and equity issuances, increased sales, increased collection activity on past due other receivable balances and reduced expenses, which may be insufficient to fund its capital expenditures, working capital or other cash requirements for the year ending December 31, 2012. The Company is in negotiations with current debt holders to restructure and extend payment terms of the existing short term debt.  The Company is seeking additional funds to finance its immediate and long-term operations. The successful outcome of future financing activities cannot be determined at this time and there is no assurance that if achieved, the Company will have sufficient funds to execute its intended business plan or generate positive operating results. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments related to recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

In response to these financial issues, management has taken the following actions:

•	The Company is seeking to renegotiate existing debt.
•	The Company is seeking investment capital.
•	The Company is aggressively targeting new physicians.
•	The Company is aggressively increasing collection activity on past due other receivable balances

2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The summary of significant accounting policies presented below is designed to assist in understanding the Company's consolidated financial statements. Such financial statements and accompanying notes are the representations of the Company's management, which is responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States (“U.S. GAAP”) in all material respects, and have been consistently applied in preparing the accompanying consolidated financial statements.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant inter-company accounts and transactions have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. Significant estimates and assumptions involved include the collectability of accounts receivable, accounting for stock based compensation and other stock based payments, convertible debt issuances, debt conversion to equity, the valuation of the deferred tax asset, inventory and long-lived assets valuation (including goodwill).  Actual results could materially differ from these estimates.

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

The Company's pharmacies are subject to licensing and regulation by the health, sanitation, safety, building and fire agencies in the state or municipality where located. Difficulties or failures in obtaining or maintaining the required licensing and/or approvals could prevent the continued operations of such pharmacies. Management believes that the Company is operating in compliance with all applicable laws and regulations.

Stock-based Compensation

The Company issues options and restricted shares of common stock to employees and consultants.  Stock option and restricted share awards are granted at the fair market value of the Company's common stock on the date of grant.

The Company applies the fair value recognition provisions of ASC 718 “Compensation – Stock Compensation,” for stock compensation transactions.  This requires companies to measure and recognize compensation expense for all share-based payments at fair value. The total applicable compensation cost is amortized on a straight-line basis over the requisite service period, which is generally the vesting period.

For the nine months ended September 30, 2012 and 2011, the Company recognized $808,651 and $387,976, respectively, in compensation expense which is included in selling, general and administrative expenses in the accompanying consolidated statements of operations.

Fair Values of Financial Instruments

Management believes that the carrying amounts of the Company's financial instruments, consisting primarily of cash, accounts receivable, accounts payable and accrued expenses, and notes payable approximated their fair values at September 30, 2012 and December 31, 2011, due to their short-term nature.

The Company measures certain financial liabilities (warrant liability) at fair value on a recurring basis. The Company follows a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets and liabilities (Level 1) and the lowest priority to measurements involving significant unobservable inputs (Level 3). The three levels of the fair value hierarchy are as follows:

Level 1    Measurements are quoted prices (unadjusted) in active markets for identical assets or liabilities that the company has the ability to access at the measurement date.

Level 2    Measurements are inputs other than quoted prices included in Level 1 that are observable either directly or indirectly.

Level 3    Measurements are unobservable inputs.

The fair value of the warrant liability of $907,149 as on September 30, 2012 and $208,570 as of December 31, 2011, respectively, was measured using Level 3 measurements.

Management also believes that the September 30, 2012 and December 31, 2011 interest rates associated with the notes payable approximates the market interest rates for these types of debt instruments and as such, the carrying amount of the notes payable approximates their fair value.

Common Stock Warrant Liability

The Company accounts for its common stock warrants under ASC 480, “Distinguishing Liabilities from Equity,” which requires any financial instrument, other than an outstanding share, that, at inception, embodies an obligation to repurchase the issuer’s equity shares, or is indexed to such and obligation, and it requires or may require the issuer to settle the obligation by transferring assets, would qualify for classification as a liability. The guidance required the Company’s outstanding warrants from convertible debenture private placements in the nine months ended September 30, 2012 and in the years ended December 31, 2011 and 2010 to be classified as liabilities and to be fair valued at each reporting period, with the changes in fair value recognized as a change in fair value of warranty liability in the Company’s consolidated statements of operations. Specifically, the warrants issued in connection with convertible debenture private placements in December 2010, throughout 2011 and in the nine months ended September 30, 2012, grant the warrant holder certain anti-dilution protection which provide exercise price adjustments in the event that any common stock or common stock equivalents are issued at an effective price per share that is less than the exercise price per share.  Upon exercise or expiration of the warrant, the fair value of the warrant at that time will be reclassified to equity from a liability.  The following table is a summary of the warrant liability activity measured at fair value using Level 3 inputs:

Warrant Liability

Balance at December 31, 2011	$208,570

Granted	511,765
Cancelled, forfeited or expired	(88,536)
Change in fair value of common stock warrants	275,350

Balance at September 30,2012 (unaudited)	$907,149

Reclassification

Certain prior year amounts have been reclassified to conform to the September 30, 2012, financial statement presentation. The reclassifications did not affect net loss attributable to the Company, cash flows, assets, liabilities or equity for the years presented.

3.           NOTES PAYABLE AND UNSECURED CONVERTIBLE DEBENTURES

The table below summarizes the Company’s notes payable and unsecured convertible debentures.

	September 30, 2012		December 31,2011
	(unaudited)
Notes Payable	Related Party	Unrelated	Related Party	Unrelated
Secured debt	$-	$312,863	$-	$327,361
Revolving credit facilities	299,000	-	158,320	-
Other notes and debt	-	242,872	-	266,249
Total	$299,000	$555,735	$158,320	$593,610

Unsecured convertible
debentures, net of discount	$498,248	$1,955,728	$474,212	$1,499,305

Unsecured Debt

In April 2010, we entered into a secured loan agreement with an accredited investor in a private placement. Under the terms of this agreement, the Company received a loan of $250,000 at an interest rate of 12% per annum, with interest payable in advance with the principal due in April 2011 at maturity.  The interest paid in advance was recorded as a debt discount, which is amortized to interest expense over the one year term of the loan. In addition, the Company issued 27,778 shares of common stock as additional compensation which was recorded as a deferred loan cost, which is amortized to interest expense over the one year term of the loan. The pledged collateral was subsequently released by the lender in September 2010. The effective interest rate on the loan was calculated as 31.5%. There are no financial covenants that the Company is required to maintain.

In June 2011, the outstanding principal loan balance of $250,000 was converted into a 16.0% senior convertible debenture through a private placement for an aggregate principal amount of $250,000, which matures in June 2012. A consent and waiver was obtained from the majority of the Series A Preferred holders and a waiver was obtained from a majority of the Series B Preferred holders, as required in the certificate of designation. The debentures are convertible into shares of the Company’s common stock at an initial conversion price of $1.26 per share for a total of 198,413 common shares on an as converted basis, subject to adjustment for stock dividends, stock splits and related distributions. In June 2012, the agreement was amended and the maturity date of the debenture was extended to June 22, 2013.

As part of the private placement, the investor received a warrant to purchase 238,095 shares of the Company’s common stock.  The warrant is exercisable for a period of three years from the date of issuance at an initial exercise price of $1.512, subject to adjustment for stock dividends, stock splits and related distributions.  The investor may exercise the warrant on a cashless basis if the shares of common stock underlying the warrant are not then registered pursuant to an effective registration statement.  The outstanding warrants are subject to certain anti-dilution protection clauses which provide exercise price adjustments in the event that any common stock or common stock equivalents are issued at an effective price per share that is less than the exercise price per share.  Accordingly, the fair value of the stock warrants is classified as a warrant liability on the accompanying consolidated balance sheets as of September 30, 2012 and December 31, 2011.  As part of the June 2012 amendment, the exercise period of the warrants was extended from three years to five years.

The Company separately valued the embedded beneficial conversion feature present in convertible securities as the difference, as of the commitment date, between the amount allocated to the convertible debenture and the fair value of the common stock underlying the convertible security. The embedded beneficial conversion feature was valued at $50,448 separately, and was recognized by allocating to additional paid-in capital and discount on debt.

The total gross discount on the debenture issuance was $152,483, which will be amortized on a straight line basis over the twelve (12) month term of the loan. The effective interest rate on the debenture was calculated as 79.6%. There are no financial covenants that the Company is required to maintain.

In July 2010, we completed a sale in a private placement to an accredited, related party investor affiliated with Mosaic (see Note 6 for further details), for a 10.0% convertible debenture for an aggregate principal amount of $500,000 (before deducting expenses and fees related to the private placement) due in July 2012.  A consent and waiver was obtained from the majority of the Series A Preferred holders and a waiver was obtained from a majority of the Series B Preferred holders, as required in the certificate of designation. The debentures are convertible into shares of the Company’s Series A Preferred at an initial conversion price of $1,000 per share and subject to adjustments, and each share of Series A Preferred is convertible into 695 shares of the Company’s common stock for a total of 347,500 common shares on an as converted basis.  Interest on the note is payable quarterly and is calculated based on the higher of the average stock price for the five (5) prior trading days or $1.80 per common share.  In July 2012, the Company entered into an Amendment to the debenture agreement, in which the term of the loan was modified and extended for a period of one year by mutual consent.  As consideration for the extension, the interest rate for the debenture was increased from 10.0% to 16.0%.

The Company separately valued the embedded beneficial conversion feature present in convertible securities as the difference, as of the commitment date, between the conversion price of the convertible security and the fair value of the common stock underlying the convertible security. The embedded beneficial conversion feature was valued at $93,285 separately, and was recognized by allocating to additional paid-in capital and discount on debt. There are no financial covenants that the Company is required to maintain.

In December 2010, the Company completed a sale in a private placement to an accredited investor for a 12.5% senior convertible debenture for an aggregate principal amount of $300,000 (before deducting expenses and fees related to the private placement) with periodic redemptions of $150,000 due in December 2011 and March 2012, plus any unpaid interest. The Company has the option to pay all or part of the December 2011 periodic redemptions with shares of the Company’s common stock, subject to certain Equity Conditions, as defined in the loan agreement.  These Equity Conditions include, among others, the Company’s compliance with honoring all conversions and redemptions, payment of all liquidated damages of the debenture, an effective registration to allow for resale of the common shares and the ability to resell such common pursuant to Rule 144.  A consent and waiver was obtained from the majority of the Series A Preferred holders and a waiver was obtained from a majority of the Series B Preferred holders as required in the certificate of designation. The debentures are convertible into shares of the Company’s common stock at an initial conversion price of $1.44 per share for a total of 208,334 common shares on an as converted basis, subject to adjustment.

As part of the private placement, the investor received a warrant to purchase 250,000 shares of the Company’s common stock.  The warrant is exercisable for a period of three years from the date of issuance at an initial exercise price of $1.73, subject to adjustment.  The investor may exercise the warrant on a cashless basis if the shares of common stock underlying the warrant are not then registered pursuant to an effective registration statement.  The outstanding warrants are subject certain anti-dilution protection clauses which provide exercise price adjustments in the event that any common stock or common stock equivalents are issued at an effective price per share that is less than the exercise price per share.  Accordingly, the stock warrants were classified as a warrant liability.

The Company separately valued the embedded beneficial conversion feature present in convertible securities as the difference, as of the commitment date, between the amount allocated to the convertible debenture and the fair value of the common stock underlying the convertible security. The embedded beneficial conversion feature was valued at $52,014 separately, and was recognized by allocating to additional paid-in capital and discount on debt.

The total gross discount on the debenture issuance was $190,277, which will be amortized on a straight line basis over the fifteen (15) month term of the loan.  The effective interest rate on the loan was calculated as 68.4%. There are no financial covenants that the Company is required to maintain.

In May 2011, the existing $300,000 convertible debenture and related warrants were cancelled and exchanged for a 16.0% senior convertible debenture due December 1, 2012 in a private placement.  As a result of the transaction, the Company recognized a loss on extinguishment of debt of $16,923.

During the year ended December 31, 2011, the Company completed sales through private placements to accredited investors of 16.0% senior convertible debentures for an aggregate principal amount of $1,865,384 (before deducting expenses and fees related to the private placements). The proceeds from the private placements included the cancellation of a $300,000 convertible debenture and related warrants resulting in cash gross proceeds of an aggregate of $1,565,384 from these private placements. The Company incurred an aggregate total of $222,543 in cash fees and expenses related to the private placements resulting in cash net proceeds of an aggregate of $1,342,841 from the private placements. The debentures are convertible into shares of the Company’s common stock at an initial conversion price of $1.26 per share for an aggregate total of 1,480,469 common shares on an as converted basis, subject to adjustment.  A consent and waiver was obtained from the majority of the Series A Preferred holders and a waiver was obtained from a majority of the Series B Preferred holders as required in the certificate of designation.

The debenture maturity dates range from December 2012 to May 2013 with two periodic redemptions of twenty-five percent (25%) of the original principal amount, plus any unpaid interest and a final redemption of fifty percent (50%) of the original principal amount plus any unpaid interest due at maturity. The Company has the option to pay all or part of the initial twenty-five percent (25%) redemption amount due with shares of the Company’s common stock, subject to certain Equity Conditions, as defined in the loan agreement.  These Equity Conditions include, among others, the Company’s compliance with honoring all conversions and redemptions, payment of all liquidated damages of the debenture, an effective registration to allow for resale of the common shares and the ability to resell such common pursuant to Rule 144.

In June and July 2012, six debenture holders entered into amendment agreements to extend the periodic redemption dates and maturity dates for an aggregate of $665,384 in debentures by one year.  As a result of the modification of the debenture terms, the Company recognized a loss on extinguishment of debt of $75,585.

In September 2012, a holder of three debentures entered into an amendment agreement to extend the periodic redemption dates and maturity dates of an aggregate total of $700,000 in debentures. The extended periodic redemptions of $175,000 are due in June 2013 and September 2013 with $350,000 plus any accrued interest is due at maturity on December 1, 2013. As a result of the modification of the debenture terms, the Company recognized a loss on extinguishment of debt of $14,620.

Due to our current financial condition, we did not make the periodic redemption payments of $125,000 due on June 1, 2012 and September 1, 2012 to three debenture holders and may be unable to make the final payment due of $250,000 on or before December 1, 2012.  None of the debenture holders have issued a notice of default relating to our failure to make the periodic redemption payments on June 1, 2012 or September 1, 2012 under the debenture agreement.

The table below summarizes the debenture obligations related to the 2011 private placements as of September 30, 2012:

Debenture Maturity Date	Periodic Redemption Dates		Principal Amount	Periodic Redemption Amounts	Due at Maturity

December 2012	June 2012	September 2012	$500,000	$125,000	$250,000
December 2013	June 2013	September 2013	700,000	175,000	350,000
January 2014	July 2013	October 2013	25,000	6,250	12,500
May 2014	November 2013	February 2014	640,384	160,096	320,192
			$1,865,384	$466,346	$932,692

As part of the private placements, the investors received warrants to purchase an aggregate of 1,776,561 shares of the Company’s common stock.  The warrants are exercisable for a period of three years from the date of issuance at an initial exercise price of $1.512, subject to adjustment.  The investor may exercise the warrant on a cashless basis if the shares of common stock underlying the warrant are not then registered pursuant to an effective registration statement.  The outstanding warrants are subject certain anti-dilution protection clauses which provide exercise price adjustments in the event that any common stock or common stock equivalents are issued at an effective price per share that is less than the exercise price per share.  Accordingly, the fair value of the stock warrants is classified as a warrant liability on the accompanying consolidated balance sheets as of September 30, 2012 and December 31, 2011.  As part of the June, July, and September amendments, the exercise period of warrants to purchase an aggregate of 1,300,368 shares of the Company’s common stock was increased from three years to five years.

The Company recorded the transactions by first allocating the fair value of the warrants of $537,154 to warrant liability and discount on debt (see Note 4 Stock Warrants for further details). The Company then separately valued the embedded beneficial conversion feature present in convertible securities as the difference, as of the commitment date, between the amount allocated to the convertible debenture and the fair value of the common stock underlying the convertible security. The embedded beneficial conversion feature was valued at $287,429 separately, and was recognized by allocating to additional paid-in capital and discount on debt.

The total gross discount on the debenture issuance was $824,584, which will be amortized on a straight line basis over the respective term of the debentures.  The weighted average effective interest rate was calculated as 55.0%. There are no financial covenants that the Company is required to maintain.

As a result of the June, July and September modifications, the Company recognized a loss of extinguishment of debt $92,998 related to the debt discount which is included in the $90,205 extinguishment of debt. The Company then recorded the transactions by first allocating the fair value of the warrants of $396,186 to warrant liability and discount on debt (see Note 4 Stock Warrants for further details). The gross discount on the debentures of $396,186 will be amortized over the respective term of the debentures.  The new weighted average effective interest rate was calculated as 44.2%. There are no financial covenants that the Company is required to maintain.

In January 2012, the Company completed a sale in a private placement to an accredited investor for a 16.0% senior convertible debenture due May 30, 2012 for an aggregate principal amount of $50,400 (before deducting expenses and fees related to the private placement) with periodic redemptions of $12,600 due in November 2012 and February 2013, plus any unpaid interest. The Company has the option to pay all or part of the November 2012 periodic redemptions with shares of the Company’s common stock, subject to certain Equity Conditions, as defined in the loan agreement.  These Equity Conditions include, among others, the Company’s compliance with honoring all conversions and redemptions, payment of all liquidated damages of the debenture, an effective registration to allow for resale of the common shares and the ability to resell such common pursuant to Rule 144.  A consent and waiver was obtained from the majority of the Series A Preferred holders and a waiver was obtained from a majority of the Series B Preferred holders as required in the certificate of designation. The debentures are convertible into shares of the Company’s common stock at an initial conversion price of $1.26 per share for a total of 40,000 common shares on an as converted basis, subject to adjustment.  In June 2012, the Company entered into an amendment of the convertible debenture agreement, in which the term of the loan was modified and extended by one year.

As part of the private placement, the investor received a warrant to purchase 48,000 shares of the Company’s common stock.  The warrant is exercisable for a period of three years from the date of issuance at an initial exercise price of $1.512, subject to adjustment.  The investor may exercise the warrant on a cashless basis if the shares of common stock underlying the warrant are not then registered pursuant to an effective registration statement.  The outstanding warrants are subject certain anti-dilution protection clauses which provide exercise price adjustments in the event that any common stock or common stock equivalents are issued at an effective price per share that is less than the exercise price per share.  Accordingly, the stock warrants are classified as a warrant liability on the accompanying consolidated balance sheet as of September 30, 2012.  As part of the June 2012 amendment, the Company extended the exercise term of the warrants to five years.

The gross discount on the debenture issuance was $6,741, which will be amortized on a straight line basis over the seventeen (17) month term of the loan. The effective interest rate on the debenture was initially calculated as 25.5%.  As of result of the modification of the terms of the debenture, a new effective interest rate was calculated as 21.6%.  There are no financial covenants that the Company is required to maintain.

In July 2012, the Company completed a sale in a private placement to an accredited investor for a 16.0% senior convertible debenture for an aggregate principal amount of $300,000 (before deducting expenses and fees related to the private placement) due in December 2013 with periodic redemptions of $75,000 due in June 2013 and September 2013, plus any unpaid interest. The Company has the option to pay all or part of the June 2013 periodic redemptions with shares of the Company’s common stock, subject to certain Equity Conditions, as defined in the loan agreement.  These Equity Conditions include, among others, the Company’s compliance with honoring all conversions and redemptions, payment of all liquidated damages of the debenture, an effective registration to allow for resale of the common shares and the ability to resell such common pursuant to Rule 144.  A consent and waiver was obtained from the majority of the Series A Preferred holders and a waiver was obtained from a majority of the Series B Preferred holders as required in the certificate of designation. The debentures are convertible into shares of the Company’s common stock at an initial conversion price of $1.26 per share for a total of 238,096 common shares on an as converted basis, subject to adjustment.

As part of the private placement, the investor received a warrant to purchase 285,716 shares of the Company’s common stock.  The warrant is exercisable for a period of five years from the date of issuance at an initial exercise price of $1.512, subject to adjustment.  The investor may exercise the warrant on a cashless basis if the shares of common stock underlying the warrant are not then registered pursuant to an effective registration statement.  The outstanding warrants are subject certain anti-dilution protection clauses which provide exercise price adjustments in the event that any common stock or common stock equivalents are issued at an effective price per share that is less than the exercise price per share. Accordingly, the stock warrants are classified as a warrant liability on the accompanying consolidated balance sheet as of September 30, 2012.

The gross discount on the debenture issuance was $108,838, which will be amortized on a straight line basis over the seventeen (17) month term of the loan.  The effective interest rate on the debenture was calculated as 52.2%. There are no financial covenants that the Company is required to maintain.

The table below summarizes unsecured convertible debentures and related debt discounts as of the periods indicated:

	September 30, 2012			December 31,2011
	(unaudited)
	Related Party	Unrelated	Total	Related Party	Unrelated	Total

Current	$500,000	$1,256,250	$1,756,250	$500,000	$1,547,596	$2,047,596
Non-current	-	1,209,534	1,209,534	-	567,788	567,788

Total	$500,000	$2,465,784	$2,965,784	$500,000	$2,115,384	$2,615,384

Less unamortized debt discount	(1,752)	(510,056)	(511,808)	(25,788)	(616,079)	(641,867)

	$498,248	$1,955,728	$2,453,976	$474,212	$1,499,305	$1,973,517

The carrying value of the unsecured debentures is presented, net of total unamortized discount of $511,808 as of September 30, 2012.   Amortization of the debt discount was recorded as interest expense which is calculated on a straight line basis over the life of loan, which approximates the effective interest method.

Interest expense related to the unsecured convertible debentures for the nine months ended September 30, 2012 and 2011 was $967,691 and $455,238, respectively.

Secured Debt
In September 2010, the Company entered into a secured loan agreement with an existing vendor. Under the terms of this agreement, the Company received a two (2) year loan of $400,000 with an adjustable interest rate of prime plus 3.00% per annum, with interest payable monthly. Monthly payment requirements are $5,000 per month for eight consecutive months, followed by eight consecutive monthly principal reductions of $10,000, followed by seven consecutive monthly principal reductions of $15,000, with remaining principal and interest due September 1, 2012. The proceeds from the note were simultaneously exchanged for $400,000 in outstanding vendor invoices. The note is secured by all of the assets of the Company and its subsidiaries through UCC-1 filings.

As of September 30, 2012, the outstanding balance of $312,863 plus accrued interest is past due.  The note is in default and the Company is in the process of negotiating with the vendor for revised repayment terms.

Revolving Credit Facilities

Brockington Securities, Inc. - Revolver

In March 2009, the Company entered into a Revolving Line of Credit Agreement with Brockington Securities Inc., a related party, for a credit limit of $300,000 with a term of one year bearing interest of 12.0% per annum. Under the terms of the agreement, the Company could request for advance from time to time, provided, however, any requested advance will not, when added to the outstanding principal advanced of all previous advances, exceed the credit limit. The Company could repay accrued interest and principal at any time, however no partial repayment would relieve the Company of the obligation of the entire unpaid principal together with any accrued interest and other unpaid charges.  There are no financial covenants that the Company is required to maintain.

The agreement has been subsequently extended.  The latest extension occurred in July 2012, pursuant to a Modification and Extension Agreement to the Revolving Line of Credit Agreement dated March 10, 2009, in which the term of the loan was modified and the maturity date of the loan was extended to June 30, 2014 by mutual consent.  All additional terms of the loan remain unchanged and the Company was not in violation of any provisions of the loan agreement.

As of September 30, 2012, the outstanding balance on the revolver was $299,000 with remaining availability of $1,000.

Other Notes and Debt

TPG, L.L.C. Agreement

On December 15, 2006, the Company entered into a Share Purchase Agreement (the “Share Agreement”) with TPG pursuant to which the Company purchased 49 shares of common stock of API for 50,000 shares of common stock of the Company and a $460,000 note payable.  The note is payable in $5,000 monthly installments through November 2007 and $15,000 monthly installments with the remaining balance due at maturity, February 15, 2009.  The note is secured by a security interest in the 49 shares of API common stock.

In January 2011, the parties entered into a second amendment to the Share Purchase Agreement between Assured Pharmacy, Inc. (“Buyer”) and TPG, LLC (“Seller”), see Note 4 for further details.  The maturity date of the note was extended from January 2009 to July 2012 and all prior defaults, late fees or other claims for obligations of Buyer that may have accrued have been waived.  As part of the amendment, the Company also agreed to an exclusive venue specified by Seller for any and all disputes arising out of or relating to this second amendment.

In June 2012, the parties entered into a third amendment to the Share Purchase Agreement between Assured Pharmacy, Inc. (“Buyer”) and TPG, LLC (“Seller”).  The maturity date of the note was extended from July 2012 to July 2013 and all prior defaults, late fees or other claims for obligations of Buyer that may have accrued have been waived.

The outstanding balance of $205,000 together with accrued interest at the rate of prime plus 2% per annum commencing from December 15, 2006, is payable as follows:

(a)	Twelve (12) consecutive monthly installments of $10,000 on or before the 15th of each month commencing in July 2012 through June 2013.

(b)	Remaining balance, including all interest due, payable on or before July 15, 2013.

As of September 30, 2012, the outstanding principal balance on the loan was $242,872. Due to our current financial condition, we did not make the monthly installment payments of $10,000 due on September 15, 2012 and October 15, 2012 and may be unable to make the $213,091 payment due to TPG which includes principal and interest on or before July 15, 2013.  If we remain unable to fulfill our obligations to TPG under the Purchase Agreement, we will attempt to restructure and extend the terms of payments due to TPG, but can provide no assurance we will be able to do so on acceptable terms or even at all TPG has not issued a notice of default relating to our failure to make the monthly installment payment of $10,000 due on September 15, 2012 or October 15, 2012 required under the Purchase Agreement.

TAPG Note

In January 2005, the Company entered into an agreement with TAPG where TAPG was to advance up to $270,000, payable in installments of $45,000 each, in connection with establishing pharmacies in the Pacific Northwest of the United States (see Note 1 for further details). TAPG advanced $40,000 under the agreement. The principal advanced accrued interest at 7% per annum, payable in arrears quarterly. The loan was secured by the Company’s assets exclusive of inventory and accounts receivable, and is further secured by the Company’s interest in APN.  TAPG could elect to convert the principal due under the note at $0.60 per share if the Company obtained capital from third party sources sufficient to meet its cash flow requirements and taken steps necessary to contain the operating costs. The loan matured in January 2006 and was not extended.

On June 30, 2011 the outstanding principal balance on the note of $10,000 plus accrued interest of $7,758 was cancelled and simultaneously exchanged for the Company’s common stock as part of the acquisition of TAPG’s ownership interest in APN, (see Note 2 Non-controlling Interests for further details).

Other Agreements and Obligations

Primary Drug Wholesaler Security Interest

As part of our vendor terms and conditions with our primary drug wholesaler, our outstanding trade account balance is secured by all of the assets of the Company and it’s subsidiaries through UCC-1 Lien filings.  The Company’s outstanding trade accounts payable balance with our wholesaler as of September 30, 2012 and December 31, 2011 was approximately $3.5 million and $2.6 million, respectively.

4.           EQUITY TRANSACTIONS

Preferred Stock Series – A, B & C

The Company has authorized 5,000,000 shares of preferred stock, with 2,830 shares designated to Series A Preferred and 7,745 shares designated to Series B Preferred and 813 shares designated to Series C Preferred.

The Series A Preferred and Series C Preferred rank senior to the Series B Preferred which ranks senior to the Company’s common stock with respect to the payment of any dividends and amounts upon liquidation or dissolution. Except as required by law, the shares of preferred stock shall be voted together with the shares of common stock and not as a separate class.  In addition, so long as 35% of the aggregate amount of the shares of Series A Preferred and Series C Preferred are outstanding, the holders of the outstanding shares voting together as a separate class are entitled to elect up to four directors to the Board and separately vote on a number of defined material actions typically requiring Board approval. Respectively, holders of shares of Series A, B and C Preferred have anti-dilution protections for sale of stock below conversion rate and stock splits and other similar pro rata events.

Preferred Stock Private Placements

In June 2009, in a private placement pursuant to the Purchase Agreement dated February 9, 2009, with Mosaic Private Equity Fund (U.S.), L.P. (“MPE”), Mosaic Financial Services, LLC (“MFS”) and Mosaic Private Equity (III), Ltd., (“MPE III”), (collectively “Mosaic”), a related party (see Note 7 for further details), the Company agreed to sell 1,330 shares of its Series A Preferred and common stock purchase warrants to purchase an aggregate of 1,083,334 shares of its common stock for an aggregate purchase price of $1.3 million, of which $750,000 was paid by the cancellation of secured indebtedness of the Company owed to MFS, with the remaining $580,000 to be paid in cash.

In addition, Mosaic shall have the option, exercisable upon written notice to the Company at any time during the 18 consecutive month period following the closing of the private placement, to purchase up to 1,000 shares of Series B Preferred of the Company at a price per share of $1,000, subject to adjustment on a dollar for dollar basis based on funding of the cash portion of the purchase price.  As a condition of closing of this transaction, the outstanding principal balance related to Short Term Notes and Unsecured Debentures of $7.7 million was exchanged for 7,720 shares of Series B Preferred.  The Company also issued seven (7) shares of Series A Preferred to MFS at a price of $1,000 per share for shares in lieu of interest related to accrued interest on an additional $100,000 in subsequent debt funding received in 2009.

The Company has separately accounted for the beneficial conversion feature granted to the holders of Series A Preferred and Series B Preferred.  The value of the beneficial conversion feature related to Series A Preferred and Series B Preferred is $323,453 and $772,000, respectively which is calculated as the difference between the stated conversion price of the preferred shares and the fair market value of the common stock into which the preferred shares are convertible at the commitment date.  These issuances resulted in a beneficial conversion that is a deemed dividend distribution for accounting purposes.

As of December 31, 2011, the Company issued a total of 499 shares of Series A Preferred for $498,500 to Mosaic under this Purchase agreement of which 244 shares were issued during the year ending December 31, 2010 for $243,500.  Each share of Series A Preferred is convertible into 695 shares of common stock.  The Company has separately accounted for the beneficial conversion feature granted in the aggregate issuance of 499 shares of Series A Preferred.  The value of the beneficial conversion feature for the aggregate issuance of the shares is $0 and $60,656 as of December 31, 2011 and 2010, respectively, which is related to the difference between the stated conversion price of the preferred shares and the fair market value of the common stock into which the preferred shares are convertible at the commitment date.  These issuances resulted in a beneficial conversion that is a deemed dividend distribution for accounting purposes.  As part of these Series A Preferred purchases, options to purchase a cumulative total of 860 shares of the Company’s Series B Preferred vested. On December 30, 2010, options to purchase a total of 860 shares of the Company’s Series B Preferred expired unexercised. As of December 31, 2011, no shares of Series A Preferred have been converted into common stock.

In April 2010, we completed a sale of 150 shares of Series A Preferred in a private placement to an accredited investor for an aggregate amount of $150,000 (before deducting expenses and fees related to the private placement).  A consent and waiver was obtained from the majority of the Series A Preferred holders and a waiver was obtained from a majority of the Series B Preferred holders as required in the certificate of designation. Each share of Series A Preferred is convertible into 695 shares of the Company’s common stock for a total of 104,250 shares, on an as converted basis. As of December 31, 2011, no shares of Series A Preferred have been converted into common stock. As of September 30, 2012, all of the 150 Series A Preferred shares issued in April 2010 have been converted into 104,250 shares of common stock.

In May 2010, we filed a Certificate of Designation to designate 813 shares of the Company’s preferred stock in Series C Preferred. The rights of the Series C Preferred are identical to Series A Preferred and each share of Series C Preferred is convertible into 556 shares of the Company’s common stock.  A consent and waiver was obtained from the majority of the Series A Preferred holders and the majority of the Series B Preferred holders as required in the certificate of designation. Subsequently, the Company issued 813 shares of the Company’s Series C Preferred at a price of $1,000 per share to an existing vendor in exchange for extinguishment of $300,000 in vendor’s secured payable and additional consideration in the form of a modification in vendor terms that are favorable to the Company and additional debt financing at terms that are significantly below market for the Company.  As a result of the transaction, the Company recognized a loss on extinguishment of debt of $512,500 as presented on the consolidated statement of operations.

The table below summarizes the Company’s outstanding convertible preferred stock as of September 30, 2012 and December 31, 2011:

	September 30, 2012			December 31, 2011
		(Unaudited)

Convertible Preferred Stock	Number of Preferred Shares	Number of Common Shares if Converted	Weighted Average Conversion Price	Number of Preferred Shares	Number of Common Shares if Converted	Weighted Average Conversion Price

Series A Preferred	1,406	1,292,492	$1.09	1,556	1,396,742	$0.95
Series B Preferred	5,384	2,993,504	$1.80	5,409	3,007,404	$1.80
Series C Preferred	813	451,750	$1.80	813	451,750	$1.80
Total	7,603	4,737,746	$1.61	7,778	4,855,896	$1.51

Common Stock

As of December 31, 2009, all of the authorized shares of the Company’s common stock were issued and outstanding.  In January 2010, the Company increased the number of authorized shares of its’ common stock to 16,666,667 in order to meet the reserve requirements of the convertible and other dilutive securities issued, as well as additional capacity for future equity transactions.

In April 2010, the Company issued 27,778 common shares for issuance costs on a secured debt transaction in a private placement (see Note 3 for further details).

In March 2011, the Company’s Board approved an amended and restated certificate of incorporation affecting a 1 for 180 reverse stock split of the Company’s issued and outstanding shares of common stock, effective as of April 15, 2011, (see Note 1 – Reverse Stock Split for further details).

In May 2012, the Company’s Board of Directors (“the Board”) and a majority of the Company’s shareholders approved an amended and restated articles of incorporation effectuating an increase in the number of authorized common shares of the Company from 16,666,667 to 35,000,000.  As required, a consent and waiver was obtained from the majority of the Series A and Series C Preferred holders in accordance with the certificate of designation.

Stock Warrants

In connection with the issuance of shares of Series A Preferred to Mosaic in 2009, the Company also issued warrants to purchase shares of common stock. The holder has the right to purchase up to 1,083,334 shares of our common stock at an exercise price equal to $0.09 per share, subject to certain adjustments for stock splits and other similar pro rata events.  The warrants may be exercised on a cashless basis at any time until June 30, 2019.  As of September 30, 2012, no warrants have been exercised.

The gross value of the warrants was determined using the Black-Scholes option pricing model using the following assumptions on the issuance date: expected stock price volatility of 441.2%, risk free rate of return of 3.5%; dividend yield of 0%, and a ten (10) year term.  The net value of the warrant was recorded based on its relative value of $420,487, net of related offering costs on a pro rata basis for all shares involved.

In December 2010, as part of the private placement of convertible debentures, the investor received a warrant to purchase 250,000 shares of the Company’s common stock (see Note 4 for further details).  The warrant is exercisable for a period of three (3) years from the date of issuance at an initial exercise price of $1.73, subject to adjustment.  The fair value of the warrants was determined using the Black-Scholes option pricing model using the following assumptions on the issuance date:  expected stock price volatility of 443.9%, risk free rate of 0.87%, dividend yield of 0%, and a three (3) year term.  The net value of the warrant was recorded based on its relative value of $138,263. The investor may exercise the warrant on a cashless basis if the shares of common stock underlying the warrant are not then registered pursuant to an effective registration statement.  The outstanding warrants are subject certain anti-dilution protection clauses which provide exercise price adjustments in the event that any common stock or common stock equivalents are issued at an effective price per share that is less than the exercise price per share.  Accordingly, the stock warrants were classified as a warrant liability on the consolidated balance sheet as of December 31, 2010.  In May 2011, all of the warrants were cancelled and exchanged as part of the May 2011 private placement (see Note 3 for further details).

As part of the private placements of convertible debentures in 2011, the investors received warrants to purchase an aggregate total of 2,014,657 shares of the Company’s common stock (see Note 3 for further details).  The warrants are exercisable for a period of three years from the date of issuance at an initial exercise price of $1.512, subject to adjustment.  The estimated fair value of these warrants was determined to be $639,189 using the Lattice stock option pricing model on the issuance date, assuming that there will be no dividends, using the applicable exercisable periods, a risk-free interest rate range of (0.33% - 0.93%), and an expected stock volatility range of (65.3% - 82.1%). The investor may exercise the warrant on a cashless basis if the shares of common stock underlying the warrant are not then registered pursuant to an effective registration statement.  The outstanding warrants are subject certain anti-dilution protection clauses which provide exercise price adjustments in the event that any common stock or common stock equivalents are issued at an effective price per share that is less than the exercise price per share.  Accordingly, the stock warrants are classified as a warrant liability on the accompanying consolidated balance sheets as of September 30, 2012 and December 31, 2011.

As part of the modifications to the 2011 convertible debentures in June, July and September 2012, the exercise period of warrants to purchase an aggregate total of 1,300,368 shares of the Company’s common stock (see Note 3 for further details) were extended from three to five years from the date of issuance at an initial exercise price of $1.512, subject to adjustment.

As part of the private placements of convertible debentures in November 2011, the placement agents received warrants to purchase an aggregate total of 129,412 shares of the Company’s common stock (see Note 3 for further details).  The warrants are exercisable for a period of three years from the date of issuance at an initial exercise price of $1.26 and $1.52 for 58,824 and 70,588 shares, respectively, subject to adjustment.  The estimated fair value of these warrants was determined to be $10,755 using the Lattice stock option pricing model on the issuance date, assuming that there will be no dividends, using the applicable exercisable periods, a risk-free interest rate of 0.41%, and an expected volatility of 65.3%.  The placement agent may exercise the warrant on a cashless basis if the shares of common stock underlying the warrant are not then registered pursuant to an effective registration statement.  The outstanding warrants are subject certain anti-dilution protection clauses which provide exercise price adjustments in the event that any common stock or common stock equivalents are issued at an effective price per share that is less than the exercise price per share.  Accordingly, the stock warrants are classified as a warrant liability on the accompanying consolidated balance sheets as of September 30, 2012 and December 31, 2011.

As part of the private placement of convertible debentures in January 2012, the investor received warrants to purchase a total of 48,000 shares of the Company’s common stock (see Note 3 for further details).  The warrants are exercisable for a period of three years from the date of issuance at an initial exercise price of $1.512, subject to adjustment.  The estimated fair value of these warrants was determined to be $6,741 using the Lattice stock option pricing model on the issuance date, assuming that there will be no dividends, using the applicable exercisable periods, a risk-free rate of return of 0.40%, and an expected stock volatility of 62.2%. As part of the June 2012 amendment to the debenture agreement, the exercise period of the warrants were extended from three years to five years.  The investor may exercise the warrant on a cashless basis if the shares of common stock underlying the warrant are not then registered pursuant to an effective registration statement.  The outstanding warrants are subject certain anti-dilution protection clauses which provide exercise price adjustments in the event that any common stock or common stock equivalents are issued at an effective price per share that is less than the exercise price per share.  Accordingly, the stock warrants are classified as a warrant liability on the accompanying consolidated balance sheets as of September 30, 2012.

As part of the private placement of convertible debentures in July 2012, the investor received warrants to purchase a total of 285,716 shares of the Company’s common stock (see Note 3 for further details).  The warrants are exercisable for a period of five years from the date of issuance at an initial exercise price of $1.512, subject to adjustment.  The estimated fair value of these warrants was determined to be $108,838 using the Lattice stock option pricing model on the issuance date, assuming that there will be no dividends, using the applicable exercisable periods, a risk-free rate of return of 0.62%, and an expected stock volatility of 100.7%. The investor may exercise the warrant on a cashless basis if the shares of common stock underlying the warrant are not then registered pursuant to an effective registration statement.  The outstanding warrants are subject certain anti-dilution protection clauses which provide exercise price adjustments in the event that any common stock or common stock equivalents are issued at an effective price per share that is less than the exercise price per share.  Accordingly, the stock warrants are classified as a warrant liability on the accompanying consolidated balance sheets as of September 30, 2012.

Expected Stock Volatility

Volatility is a measure of the tendency of investment returns to vary around a long-term average rate. Historical volatility is an appropriate starting point for setting this assumption. Companies should also consider how future experience may differ from the past. This may require using other factors to adjust historical volatility, such as implied volatility, peer-group volatility and the range and mean-reversion of volatility estimates over various historical periods. The peer-group utilized consisted of nine companies in 2011, in the same or similar industries as the Company. In addition, if a best estimate cannot be made, management should use the mid-point in the range of reasonable estimates for volatility. The Company estimates the volatility of its common stock in conjunction with the Company’s issuance of financing instruments and volatility is calculated utilizing the historical and estimated future volatility of the Company and its peer-group.

Risk-Free Rate of Return

The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for the estimated life of the option/warrant.

Expected Dividends

The Company has never paid any cash dividends on its common stock and does not anticipate paying any cash dividends in the foreseeable future. Consequently, it uses an expected dividend yield of zero.

Expected Term

The Company uses the related exercise period of the warrant or option as the expected term.

A summary of the warrants issued in connection with financing transactions is presented in the table below:

	Number of Shares	Weighted Average Exercise Price

Outstanding and Exercisable at December 31, 2011	3,227,402	$1.03

Granted (unaudited)	333,716	$1.51
Exercised (unaudited)	-	$-
Cancelled, forfeited or expired (unaudited)	-	$-

Outstanding and Exercisable at September 30, 2012 (unaudited)	3,561,118	$1.08

The following table summarizes information about warrants outstanding and exercisable as of September 30, 2012:

	Outstanding			Exercisable

Range of Exercise Price	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)

$0.09	1,083,333	$0.09	6.75	1,083,333	$0.09	6.75

$1.26 - $1.52	2,477,785	$1.51	3.52	2,477,785	$1.51	3.52

5.           STOCK BASED COMPENSATION

Restricted Shares of Common Stock

During the nine months ended September 30, 2012, the Company issued 540,000 restricted share grants to consultants as compensation for services.  A summary of the activity of restricted shares of common stock for the nine months ended September 30, 2012 is as follows:

	Shares for Services

	Shares	Weighted Average Grant Date Fair Value

Nonvested on Dec 31, 2011	-	$-

Granted (unaudited)	540,000	0.61
Vested (unaudited)	(415,000)	0.66
Forfeited (unaudited)	-	-

Nonvested on September 30, 2012 (unaudited)	125,000	$0.47

The Company recognized $485,391 and $354,779 in stock compensation expense related to restricted share grants and is included in selling, general and administrative expenses in the consolidated statement of operations for the nine months ended September 30, 2012, and 2011, respectively.  As of September 30, 2012, there was no unrecognized compensation cost related to restricted share awards.

Stock Warrants

Historically, the Company issued warrants to purchase common stock to employees and consultants as compensation for services.  The Company did not issue warrants to purchase common stock during the nine month period ended September, 2012. The Company amortizes the fair value of the stock warrants to expense ratably over the related service period.

The following table summarizes the warrants outstanding and the number of shares of common stock subject to exercise as of September 30, 2012 and the changes therein during the nine months there ended:

	Employees		Services

	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Outstanding and Exercisable at December 31, 2011	-	$-	250,000	$1.69

Warrants granted (unaudited)	-	-	-	-
Warrants exercised (unaudited)	-	-	-	-
Warrants expired/cancelled (unaudited)	-	-	-	-

Outstanding and Exercisable at September 30, 2012 (unaudited)	-	$-	250,000	$1.69

The following table summarizes information about stock warrants outstanding and exercisable as of September 30, 2012:

	Outstanding			Exercisable

Range of Exercise Price	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)

$1.52 -$1.80	250,000	$1.69	3.73	250,000	$1.69	3.73

Stock compensation expense related to stock warrants for the nine months ended September 30, 2012 and 2011 was $27,475 and $18,320, respectively. As of September 30, 2012, there was no unrecognized compensation cost related to stock warrant awards.

Stock Options

In May 2012, we adopted the Assured Pharmacy, Inc. 2012 Incentive Compensation Plan (the “2012 Incentive Plan”). The 2012 Incentive Plan is intended to provide incentives that will attract and retain the best available directors, employees and appropriate third parties who can provide us with valuable services.  These purposes may be achieved through the grant of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock awards, performance stock awards and phantom stock awards.

The 2012 Incentive Plan permits the grant of awards that may deliver up to an aggregate of 1,667,667 shares of common stock, further subject to limits on the number of shares that may be delivered pursuant to incentive stock options, on the shares that may be delivered on the awards to any individual in a single year and on the number of shares that may be delivered on certain awards that are performance-based awards, within the meaning of Section 162(m) of the Internal Revenue Code.  Awards may vest, in time, upon the occurrence of one or more events or by the satisfaction of performance criteria, or any combination. To the extent that awards are performance based, they may be based on one or more criteria, including (without limitation) earnings, cash flow, revenues, operating income, capital reissues, or other quantifiable company, customer satisfaction or market data, or any combination. In addition to common stock, awards may also be made in similar securities whose value is derived from our common stock.

Awards with respect to which grant, vesting, exercisability or payment depend on the achievement of performance goals and awards that are options or stock appreciation rights granted to officers and employees will be intended to satisfy the requirements for “performance-based compensation” under Section 162(m) of the Internal Revenue Code.  The 2012 Incentive Plan will be administered by the board of directors.

In May 2012, the Company awarded 525,000 options to purchase common stock under the 2012 Incentive Compensation Plan.  The following table summarizes the stock options outstanding and the number of shares of common stock subject to exercise as of September 30, 2012 and the changes therein during the nine months then ended:

	Employees
	Options Outstanding		Options Exercisable
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Outstanding at December 31, 2011	1,315,556	$0.69	787,778	$0.69

Options granted (unaudited)	525,000	0.60	525,000	0.60
Options vested (unaudited)	-	-	165,926	0.68
Options exercised (unaudited)	-	-	-	-
Options expired/cancelled (unaudited)	-	-	-	-

Outstanding at September 30, 2012 (unaudited)	1,840,556	$0.66	1,478,704	$0.66

The following table summarizes information about stock options outstanding and exercisable as of September 30, 2012:

	Outstanding			Exercisable

Exercise Price	Stock Options Outstanding	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term in Years	Stock Options Exercisable	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term in Years

$ 0.60	525,000	$0.60	9.61	525,000	$0.60	9.61

$ 0.68	1,305,556	$0.68	8.50	953,704	$0.68	8.50

$ 1.26	10,000	$1.26	7.45	10,000	$1.26	7.45

The Company recorded $295,785 and $0 in stock based compensation expense related to stock options for the nine months ended September 30, 2012 and 2011.

The Company has reserved at total of 2,090,556 shares of its common stock for incentive stock option and warrant awards outstanding to employees and consultants.  The Company does not expect to repurchase shares during the year 2012.

6.     RELATED PARTY TRANSACTIONS

Transactions with related parties and their affiliates are made in the ordinary course of business on substantially the same terms and conditions, including interest rates and collateral, as those prevailing at the same time for comparable transactions with other unaffiliated third parties, and do not, in the opinion of management, involve more than normal credit risk or present other unfavorable features.  For the nine months ended September 30, 2012 and 2011, related parties include the following:

•	Robert DelVecchio, an officer and a member of the board of directors of the Company and his affiliate Brockington Securities, Inc. (collectively, "DelVecchio").

•
Haresh Sheth, a former officer and a member of the board of the directors of the Company  and currently a consultant to the Company and his affiliated entities Janus Financial Services, Inc., Janus Finance Corporation and Woodfield Capital Services, Inc (collectively, "Sheth").

•
Mosaic Capital Advisors, LLC, directly appointed directors and owner of approximately 87% and 87% of the Company’s Series A Preferred as December 31, 2011 and 2010, respectively, and its affiliated entities Mosaic Financial Services (“MFS”), LLC, Mosaic Private Equity Fund, L.P., Mosaic Capital Management, Ltd. and its affiliated accredited investor (collectively, “Mosaic”).

In July 2011, Haresh Sheth resigned his position as President and member of the board of directors of the Company.  There were no severance costs associated with his resignation.  Mr. Sheth will continue to continue to provide consulting services to the Company for a term of one year in exchange for 225,000 restricted stock grants of the Company’s stock.

Outstanding debt to related parties consisted of the following at September 30, 2012 and December 31, 2011:

September 30, 2012 (unaudited)
	DelVecchio	Mosaic	Total

Notes payable - revolving	$299,000	$-	$299,000
Unsecured convertible debentures, net	-	498,456	498,456
Accrued interest	21,648	53,863	75,511

	$320,648	$552,319	$872,967

December 31,2011
	DelVecchio	Mosaic	Total

Notes payable - revolving	$158,320	$-	$158,320
Unsecured convertible debentures, net	-	474,212	474,212
Accrued interest	4,402	10,822	15,224

	$162,722	$485,034	$647,756

7.     COMMITMENTS AND CONTINGENCIES

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

On March 18, 2011, a lawsuit was filed by Tim Chandler, Jodi Marshall, Christie Garner, the Estate of Thomas Pike, Jr., and Angie Hernandez in the Circuit Court of the State of Oregon for Multnomah County against Payette Clinics, P.C., Scott Pecora, Kelly Bell, Penny Steers and our wholly-owned subsidiaries, Assured Pharmacies Northwest, Inc. and Assured Pharmacy Gresham, Inc. The lawsuit arises from allegations that nurse practitioners at Payette Clinics, P.C. prescribed the five plaintiffs controlled substances in amounts that were excessive under the appropriate medical standard of care.  Only one of the plaintiffs, Tim Chandler, brought claims against our subsidiaries.  Mr. Chandler’s claims against our subsidiaries were for negligence on the basis of allegations that our subsidiaries knew or had reason to know that the prescriptions fell below the standard of care applicable to the prescription of such controlled substances but nonetheless filled the prescriptions.  The plaintiffs, as a whole, submitted a prayer for $7,500,000 in damages.  Mr. Chandler only seeks “an amount to be proven at trial” for noneconomic damages and unnecessary expenses.  Management believes that the allegations against our subsidiaries are without merit and plans to defend this claim.  We have $2,000,000 in insurance coverage for claims relating to pharmacy negligence.  This lawsuit has been stayed a result of a co-defendant in this lawsuit (Payette Clinics, P.C.) having filed for bankruptcy.  Although the bankruptcy has been discharged and the automatic stay lifted, the state court stay on this case has not yet been lifted.

8.     LOSS PER COMMON SHARE

The following is a reconciliation of the numerators and denominators of the basic and diluted loss per common share computations for the three and nine months ended:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(unaudited)		(unaudited)

Numerator for basic and diluted loss per common share:

Net loss per common share -basic and diluted	$(1,398,010)	$(646,660)	$(3,524,461)	$(1,461,921)

Denominator for basic and diluted loss per common share:

Weighted average number of shares Outstanding	4,298,150	3,203,346	4,077,600	2,657,202

Basic and diluted loss per common share	$(0.33)	$(0.20)	$(0.86)	$(0.55)

Due to their anti-dilutive effect, the potential common shares have been excluded from the computation of diluted loss per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(unaudited)		(unaudited)

Warrants	3,811,119	2,492,861	3,811,119	2,492,861
Stock options	1,840,556	787,778	1,840,556	787,778
Convertible notes	2,304,478	1,438,497	2,304,478	1,438,497
Series A Preferred	1,292,492	1,396,742	1,292,492	1,396,742
Series B Preferred	2,993,504	3,051,884	2,993,504	3,051,884
Series C Preferred	451,750	451,750	451,750	451,750

	12,693,899	9,619,512	12,693,899	9,619,512

9.     INCOME TAXES

Due to losses incurred for the nine months ended September 30, 2012 and 2011, there is no current provision for income taxes.

The utilization of some or all of the Company’s net operating losses may be restricted in the future by a significant change in ownership as defined under the provisions of Section 382 of the Internal Revenue Code of 1986, as amended. In addition, utilization of the Company’s California net operating losses for the years prior to 2008 may only be carried forward ten (10) years under State law. The Company’s estimate of the potential outcome of any uncertain tax issue is subject to management’s assessment of relevant risks, facts, and circumstances existing at that time, pursuant to ASC 740. ASC 740 requires a more-likely-than-not threshold for financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. At January 1, 2007, (adoption date), and at September 30, 2012, there were no unrecognized tax benefits.

The federal statute of limitations remains open for tax years 2009 through 2011. State jurisdictions generally have statutes of limitations ranging from three to five years. The Company is no longer subject to state income tax examinations by tax authorities for years before 2008.

Any interest and penalties associated with tax positions taken by the Company would be recorded as a component of other expenses in the consolidated statement of operations.  For the nine months ended September 30, 2012 and 2011, there were no amounts recorded for interest and penalties.

10.     SUBSEQUENT EVENTS:

The Company has performed a review of events subsequent to the financial condition date through December 19, 2012, the date the financial statements were available to be issued.

In December 2012, we consolidated the operations of our Santa Ana pharmacy into our Riverside pharmacy location.  Due to the close proximity between the pharmacies, management expects to retain the majority of our existing customers and leverage our existing infrastructure which is expected to result in a reduction of costs.

*************************************

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operation.

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The words “believe,” “expect,” “anticipate,” “intend,” “estimate,” “may,” “should,” “could,” “will,” “plan,” “future,” “continue,” and other expressions that are predictions of or indicate future events and trends and that do not relate to historical matters identify forward-looking statements.  These forward-looking statements are based largely on our expectations or forecasts of future events, can be affected by inaccurate assumptions, and are subject to various business risks and known and unknown uncertainties, a number of which are beyond our control.  Therefore, actual results could differ materially from the forward-looking statements contained in this document, and readers are cautioned not to place undue reliance on such forward-looking statements.  We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.  A wide variety of factors could cause or contribute to such differences and could adversely impact revenues, profitability, cash flows and capital needs.  There can be no assurance that the forward-looking statements contained in this document will, in fact, transpire or prove to be accurate.

These forward-looking statements are subject to risks, uncertainties and other factors, many of which are outside of our control, that could cause actual results to differ materially from the results discussed in the forward-looking statements., Some of the factors that we believe could affect our results include:

•	limitations on our ability to continue operations and implement our business plan;

•	our history of operating losses;

•	our inability to make timely payments under our loan facility and our arrangement with TPG;

•	our inability to make timely payments to convertible debenture and secured debt holders;

•	the timing of and our ability to obtain financing on acceptable terms;

•	dependence on key supplier;

•	dependence on third-party payors;

•	the effects of changing economic conditions;

•	the loss of members of the management team or other key personnel;

•	changes in governmental laws and regulations, or the interpretation or enforcement thereof and related compliance costs;

•	competition from larger, more established companies with greater economic resources than we have;

•	costs and other effects of legal and administrative proceedings, settlements, investigations and claims, which may not be covered by insurance;

•	control by our principal equity holders; and

There are likely other factors that could cause our actual results to differ materially from the results referred to in the forward-looking statements. All forward-looking statements attributable to us in this document apply only as of the date of this report and are expressly qualified in their entirety by the cautionary statements included in this report. We undertake no obligation to publicly update or revise forward-looking statements to reflect events or circumstances after the date made or to reflect the occurrence of unanticipated events, except as required by law.

In this report, unless the context indicates otherwise: “Assured Pharmacy,” the “Company,” “we,” “our,” “ours” or “us” refer to Assured Pharmacy, Inc., a Nevada corporation, and its subsidiaries.

Business Overview

Since May 2003, we have been engaged in the business of establishing and operating pharmacies that specialize in dispensing highly regulated pain medication for chronic pain management.  Because our focus is on dispensing medication, we typically will not keep in inventory non-prescription drugs, or health and beauty related products, such as walking canes, bandages and shampoo. We primarily derive our revenue from the sale of prescription medications. The majority of our business is derived from repeat business from our customers and we have limited “walk-in” prescriptions.  Our pharmacies maintain a variety of different drug classes, known as Schedule II, Schedule III, and Schedule IV drugs, which vary in degrees of addictiveness. Schedule II drugs are considered narcotics by the United States Drug Enforcement Administration (“DEA”), are the most addictive; hence, they are highly regulated by the DEA and are required to be segregated and secured in a separate cabinet. Schedule III and Schedule IV drugs are less addictive and less regulated. Because our business model focuses on servicing pain management physicians and their chronic pain patients, we carry in inventory a larger amount of Schedule II drugs than most other pharmacies. The cost in acquiring Schedule II drugs is higher than Schedule III and IV drugs.

We were organized as a Nevada corporation on October 22, 1999, under the name Surforama.com, Inc. and previously operated under the name eRXSYS, Inc.  We changed our name to Assured Pharmacy, Inc. in October 2005.  Effective December 4, 2012, we merged the operations of our Santa Ana location into our Riverside location.

We currently have four operating pharmacies, each of which are wholly owned through subsidiaries. The opening date and locations of our pharmacies are as follows:

Location	Opening Date

7000 Indiana, Ave., Suite 112, Riverside, California, 92506	June 10, 2004
12071 124th Avenue NE, Kirkland, Washington, 98034	August 11, 2004
831 Northwest Council Drive, Suite 11, Gresham, Oregon, 97030	January 26, 2007
11100 Ash Street, Suite 200, Leawood, Kansas 66211	November 28, 2011

The table set forth below summarizes the number of prescriptions dispensed by our operating pharmacies during the periods indicated.

	Three months ended	Three months ended	Nine months ended	Nine months ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011

Total Number of Prescriptions1	30,657	28,847	92,224	88,263

Total Number of Patients Serviced2	12,481	9,912	35,837	29,901

1	“Total Number of Prescriptions” equals the total number of prescriptions dispensed by our operating pharmacies and delivered to or picked up by the customer.

2	“Total Number of Patients Serviced” equals the total number of patients serviced measured on a monthly basis.

Strategic Plan

Our plan is to develop a national footprint as a premier provider of pharmacy services to physicians and patients in the treatment of chronic pain.  Our business model provides pharmacy services used by physicians for risk management in this increasingly regulated industry due to prescription drug abuse and diversion.  Chronic pain patients typically utilize our services for the convenience, safety and specialization benefits.

We have developed and refined what we believe is a unique specialty pharmacy service model for chronic pain physicians and patients that is capable of being scaled into a national chain.  We currently have four operating pharmacies, each of which is wholly owned through a subsidiary, and our plan over the next two years is to develop three (3) additional pharmacies per year up to a total of twelve operating pharmacies.  We intend to finance this plan through equity and debt financing arrangements, increased sales and lower operating expenses, but there can be no assurance that such additional financing will be available to us on acceptable terms, or at all.

Over the prior twelve month period, we have undertaken targeted actions to reduce certain costs relating to our corporate infrastructure and pharmacy operations, while still maintaining the specialized controls required for our industry.  These targeted actions include a reduction in the number of staff in our established four pharmacies and at the corporate level, a reduction in the cost of dispensing supplies due to a change in our supplier for these products and a decrease in investor relations expense due to the discontinuation of the use of an investor relations service firm.  Corporate infrastructure includes executive management, centralized support services, accounting, finance, information systems, human resources, payroll and compliance to support each pharmacy's operations.  Notwithstanding theses actions, our total operating expenses have increased and the costs to support our existing corporate infrastructure are significant when allocated over the operations of five pharmacies.

Management believes that our current corporate infrastructure can efficiently support our existing pharmacies and develop three additional new pharmacies per year up to total of twelve operating pharmacies.  As a result, we believe that the implementation of our plan to open up to seven additional pharmacies will not require any additional corporate infrastructure.  Further, we expect that the opening of each new pharmacy will have a positive impact on our consolidated operating results within nine months from opening of the new pharmacy, but there can be no assurance that such positive results will occur.

The success of future pharmacy locations is highly dependent on the location of that particular pharmacy.  Future pharmacy locations, when established, will be selected based on criteria which include: i) the proximity to physician and medical facilities; ii) convenience of the particular location; iii) size and growth rate of the surrounding metropolitan area; iv) state and local tax rates; v) competitive business environment and vi) access to qualified personnel and the associated cost.  Management believes that the success of new pharmacies will be positively impacted by its research process and diligence in selecting new locations.

The foundation for our plan to increase sales at our existing four pharmacies is based on increasing our outreach program to physicians, more effectively communicating to them the risk management and service benefits that our business model provides and increasing our customer retention rate.  Presently, our customer retention rates are adversely impacted by our inability to purchase inventory necessary to fill every prescription we receive.  We believe that our customer retention rates can be strengthened by increasing our inventory levels and expanding our purchasing capacity with existing and new drug suppliers. Since the majority of our pharmacies’ operating expenses are fixed expenses, we expect any increase in revenue to have a positive impact or our consolidated operating results.  Management believes that our existing pharmacies can increase prescription production volume by as much as an additional 50% - 75% without incurring any significant additional operating expenses, but there can be no assurances in this regard.

The implementation of the foregoing plan to increase sales at our existing pharmacies and open additional pharmacies is dependent on ability to obtain additional financing and improve our liquidity position.  If we are not able to secure additional financing, the implementation of our business plan will be delayed and our ability to expand and develop additional pharmacies will be impaired.  We are currently seeking up to $3.0 million in additional funding through equity financing arrangements in addition to the debt restructuring described below, but there can be no assurance that such additional financing will be available to us on acceptable terms, or at all.  Our efforts to secure equity financing have been inhibited by our existing capital structure.  In particular, the rights and preferences of our Series A Preferred Stock and Series C Preferred Stock confer upon the holders of such preferred shares significant control over our management and affairs and over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, and this has been an impediment to securing equity financing. Management is currently in discussions with our holders of our Series A Preferred Stock and Series C Preferred Stock to convert such preferred shares into common stock in order to improve our ability to secure financing.   We believe that the conversion of these preferred shares into common stock will make us a more attractive candidate for equity financing.  Based on present discussions with holders of our Series A Preferred Stock and Series C Preferred Stock, management believes that an agreement can be reached to convert these preferred shares into common stock, but no assurance can be provided that these conversions will occur on acceptable terms, or at all.  Management has registered a class of our common stock under the Securities Exchange Act of 1934, as amended, and believes that filing periodic public reports with the SEC will enhance our ability to raise capital and under acceptable terms.

Our business is highly leveraged and the successful implementation of the foregoing plan necessitates that we reach an agreement with our existing debt holders to extend the maturity date of debt securities which come due in 2012.  As of September 30, 2012, we had $853,173 in debt securities which come due in the year 2012, which included $500,000in principal amount of unsecured convertible debentures.  During the third quarter of 2012, we have been able to extend the maturity date on some of our outstanding convertible debentures coming due in 2012 to $500,000 in principal amount from $1,125,000 in principal amount coming due in 2012.  We are attempting to extend the maturity date of all outstanding debt securities which will come due in 2012, but can provide no assurance that the holders of such securities will agree to extend the maturity date on these securities on acceptable terms.  We are also discussing the possibility of these debt holders converting the securities into equity.  If our debt holders choose not to convert certain of these securities into equity, we will need to repay such debt, or reach an agreement with the debt holders to extend the terms thereof.  If we are forced to repay the debt, this need for funds would have a material adverse impact on our business operations, financial condition and prospects, would threaten our ability to operate as a going concern and may force us to seek bankruptcy protection.

Our lack of liquidity has resulted in us being significantly reliant on our drug suppliers for financing which has compromised our ability to negotiate more pricing favorable terms.   To the extent that we are successful in securing additional financing, we intend to allocate a portion of any proceeds we receive toward paying down our outstanding balance due with our primary drug supplier.  Management anticipates that reducing our dependence on our primary drug supplier for financing will enable us to secure more favorable pricing terms and minimize the resulting financing and interest fees we incur.  Management believes that drug pricing improvements of 100 to 200 basis points are possible in addition to the elimination of financing and interest fees from our primary drug supplier if we are successful in reducing or, to the extent possible, eliminating our purchase of drugs using supplier financing.

We currently have approximately $1.1 million in gross receivables due from various workers’ compensation carriers in the State of California. These receivables are primarily related to worker’s compensation claims from insurance carriers for prescription medications dispensed to injured workers in the State of California.  The delay in payment typically arises due to monetary disputes between the claimant and the employer and/or the employer’s insurance carrier. The settlement period for such dispute cases can range from one year to ten years.  We recently engaged a collection firm that specializes in the collection of these type of receivables to aggressively collect the past due receivables.  Management estimates the net realizable value of the other receivables to be approximately $227,000.  On April 1, 2010, we discontinued dispensing medication to California worker’s compensation customers whose claims could not be authorized and billed electronically.  This change was due to lower profit margins and cash flow constraints that are associated with the manual authorization and billing process.  We expect that any recovery of these outstanding receivables will improve our overall operating cash flow, but we can make no assurances in this regard.

Management believes that the foregoing plan and outlined steps to improve our liquidity position will have a positive impact on our efforts to generate earnings and positive cash flow, but the implementation of such plan is dependent on our ability to secure additional financing and restructure our outstanding debt.

Company Information

Our principal office is located at 2595 Dallas Parkway, Suite 206, Frisco, TX 75034 and our phone number is 972-668-7394.  We maintain a website at www.assuredrxservices.com. Information contained on our website is not a part of, and is not incorporated by reference into, this report.

Results of Operations

The following table sets forth for the periods indicated certain items from our Consolidated Statement of Operations as a percentage of current sales:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	75.8	79.9	78.4	80.4
Gross profit	24.2	20.1	21.6	19.6
Operating expenses
Salaries and related expenses	21.4	16.9	20.6	16.0
Selling, general and administrative	19.3	15.2	20.1	10.8
Total operating expenses	40.7	32.1	40.7	26.8
Loss from operations before non-controlling interest	-16.5	-12.0	-19.1	-7.2

Other expenses
Interest expense, net	9.9	7.5	10.0	5.0
Loss on extinguishment of debt	2.6	0	0.8	0.1
Gain on change in fair value of warrant liability	10.7	-3.5	2.5	-0.8
Total other expenses and income	23.2	4.0	13.3	4.3
Net loss from operations before non-controlling interest	39.7	16.0	-32.4	-11.5
Net income attributable to noncontrolling interest	-	-	-	-0.1
Net loss attributable to Assured Pharmacy, Inc.	39.7%	16.0%	-32.4%	-11.6%

Three Months Ended September 30, 2012 Compared to Three Months Ended September 30,  2011

Sales

Our total sales reported for the three months ended September 30, 2012 was $3,525,933, a 12.5% decrease from $4,029,590 for the three months ended September 30, 2011. Our sales  for the three months ended September 30, 2012 and 2011 was generated primarily from the sale of prescription drugs through our pharmacy operations and to a much lesser extent fees from management services provided.

Our total sales from pharmacy operations for the three months ended September 30, 2012 was $3,489,810, a 13.4 % decrease from $4,029,590 for the three months ended September 30, 2011. Our management attributes the decrease in our pharmacy sales from the prior fiscal three months primarily to a decrease in sales of $1,101,931 or 27.3 % for our pharmacies that were open at least one year, which was partially offset by $562,151 in pharmacy sales from our Kansas City pharmacy.

Our total pharmacy sales for pharmacies that were open at least one year for the three months ended September 30, 2012 was $2,927,659, a 27.3% decrease from $4,029,590 for the three months ended September 30, 2011.  Sales per prescription dispensed for pharmacies that were open a least one year was approximately $114 per prescription for the three months ended September 30, 2012, an 18.5% decrease from approximately $140 per prescription for the three months ended September 30, 2011.  The decrease in sales per prescription dispensed is primarily attributable to a shift in prescription mix from higher priced brand medications to lower priced generic medications.  Additionally, management noticed a decrease in sales of higher priced fentanyl citrate prescription pain medications, fentanyl citrate is a generic equivalent of Actiq® brand medications, a decrease in the prescribing of Oxycontin® brand pain medications following the reformulation of the product in late 2010 and a decrease in the prescribing of Opana® brand pain medications following the reformulation of the product in 2012.

Management attributes the decrease to changes in our patient and prescriber mix and the recent implementation of the Actiq® and Fentora® Risk Evaluation and Mitigation Strategy ("REMS") Program.  The REMS program is designed to provide checks and balances within the distribution channels to provide safeguards to help assure dispensing to patients appropriate for the medications.  The program requires that prescribers and pharmacies enroll in the program in order to prescribe and dispense these medications.  As of September 30, 2012, our five operating pharmacies have completed enrollment in the REMS program and remained enrolled in the program.

The number of prescriptions dispensed by our pharmacies that were open at least one year was 25,721 for the three months ended September 30, 2012 compared to 28,847 for the three months ended September 30, 2011.  Management attributes the decrease in prescription volumes to inventory purchasing constraints due to working capital limitations.

Our total sales from management services for the three months ended September 30, 2012 was $36,125, an increase from $0 in sales for the three months ended September 30, 2011.

Cost of Sales

The total cost of sales for the three months ended September 30, 2012 was $2,672,448, a 17.0% decrease from $3,220,450 for the three months ended September 30, 2011. The cost of sales consists primarily of the direct cost of prescription drugs. The decrease in cost of sales is primarily attributable to decreased sales in the reporting period.

Gross Profit

Our total gross profit increased to $853,485 or approximately 24.2% of sales, for the three months ended September 30, 2012. This is an increase from a gross profit of $809,140, or approximately 20.1% of sales for the three months ended September 30, 2011.  Our gross profit from pharmacy revenues increased to $817,350 or approximately 23.2% of pharmacy revenues, for the three months ended September 30, 2012.  This is an increase from a gross profit of $809,140 or approximately 20.1% of pharmacy revenues, for the three months ended September 30, 2011.

The increase in the gross profit percentage for the three months ended September 30, 2012 when compared to the prior fiscal three months is primarily attributable to an increase in sales of generic drugs as a percentage of total prescription revenue which have lower costs and higher gross profit margins.

Operating Expenses

Operating expenses for the three months ended September 30, 2012 was $1,436,089, an 11.2% increase from $1,291,716 for the three months ended September 30, 2011. Our operating expenses for the three months ended September 30, 2012 consisted of salaries and related expenses of $755,201 and selling, general and administrative expenses of $680,888.  Our operating expenses for the three months ended September 30, 2011 consisted of salaries and related expenses of $680,852 and selling, general and administrative expenses of $610,864.

Salaries and related expenses increased $74,349 in the three months ended September 30, 2012 when compared to the previous fiscal three months primarily due to the addition of our Kansas City pharmacy in November 2012, which were partially offset by expense reductions due to staff reductions in our existing pharmacies and at the corporate level.

Selling, general and administrative expenses increased $70,024 in the three months ended September 30, 2012 when compared to the previous fiscal three months.  The significant components of selling, general and administrative expenses are as follows:

	Three Months Ended September 30,
	2012	2011

Stock-based compensation expenses	$261,731	$215,762
Delivery expenses	93,914	75,851
Professional fees	82,106	71,304
Facility related expenses	79,305	60,937
Vendor late fee expenses	23,306	2,046
Selling expenses	27,934	19,690
Bad debt expense (recoveries)	(30,635)	2,027
Investor relations expenses	-	19,690
Other general and administrative expenses	143,227	143,557
Total	$680,888	$610,864

The increase in selling, general and administrative expenses is primarily due to an increase in stock based compensation, vendor late fees, delivery expenses, professional fees and selling expenses which was partially offset by a decrease in bad debt expense, investor relations expense and other general and administrative expenses. The increase in stock-based compensation expense and professional fees are primarily related to securing additional financing and expenses associated with filing our registration statement. The increase in delivery expenses are primarily due to an increase in the number of patients serviced by our operating pharmacies, our pharmacies provided services to a total of 12,481 patients in the three months ending September 30, 2012, a 25.9% increase when compared to the 9,912 patients serviced in the previous fiscal three months. The increases in facility related expenses and selling expenses primarily relate to our Kansas City pharmacy which opened in November 2011. The decrease in bad debt expense primarily relates to increased collection activity on our other receivable accounts.

Other Income and Expense

Total other expenses and income for the three months ended September 30, 2012 was $815,406, a $651,322 increase from $164,084 for the three months ended September 30, 2011.  The significant components of other income and expenses are as follows:

	Three Months Ended September 30,
	2012	2011

Interest expense, net	$347,771	$303,439
Loss on extinguishment of debt	90,205	-
(Gain) or loss on change in fair value of warrants	377,430	(139,355)
Total	$815,406	$164,084

 The increase in other expenses was primarily attributable to an increase of $516,785 in the change in fair value of warrant liability and to a lesser extent an increase of $90,205 in loss on extinguishment of debt and an increase of $44,332 in interest expense in the three months ended September 30, 2012 when compared to the previous fiscal three months.

The increase in interest expense is primarily due to an increase in the average debt outstanding for the three months ended September 30, 2012 as compared to the three months ended September 30, 2011.  We issued convertible debentures in July 2012 and January 2012, throughout the year 2011 and in December 2010 to fund our operations and open our new pharmacy in Kansas City. Our total outstanding debt increased to $3,308,711 as of September 30, 2012 as compared to $1,696,220 at September 30, 2011. The table below summarizes the components of interest expense for the three months ended September 30, 2012 and 2011:

	Three Months Ended September 30,
	2012	2011
Interest expense at stated rate (6.25% - 18.00%)	$157,164	$107,771
Amortization of deferred financing costs	23,393	12,315
Amortization of debt discount	167,214	183,353
Interest expense, net	$347,771	$303,439

The gain or loss on change in fair value of warrant liability represents the change in fair value calculated on warrants issued in connection with private placements in July 2012 and January 2012, throughout the year 2011 and in December 2010 which grant the warrant holder certain anti-dilution protection which provide exercise price adjustments in the event that any common stock or common stock equivalents are issued at an effective price per share that is less than the exercise price per share.

The $90,205 loss on extinguishment of debt relates to the nine months ending September 30, 2012 resulted from the modification and extension of seven  convertible debenture agreements that met the criteria for extinguishment accounting treatment.

Net Loss

Our net loss attributable to Assured Pharmacy, Inc. for the three months ended September 30, 2012 was $1,398,010, compared to a net loss of $646,660 for the three months ended September 30, 2011. The increase in our net loss was primarily attributable to an increase in other expenses and income and to a much lesser extent an increase in operating expenses which were partially offset by an increase in gross profits.

Basic and Diluted Income (Loss) per Share

Our net loss per common share for the three months ended September 30, 2012 was $0.33, compared to a net loss per common share of $0.20 for the three months ended September 30, 2011.  The increase to our net loss per common share was primarily attributable to a $751,350 increase in our net loss applicable to common stock for the three months ended September 30, 2012 when compared to the three months ended September 30, 2011, and an increase in the weighted average number of common shares outstanding to 4,298,150 for the three months ended September 30, 2012, from 3,203,346 for the three months ended September 30, 2011.

Nine Months Ended September 30, 2012 Compared to the Three Months Ended September 30, 2011

Sales

Our total sales reported for the nine months ended September 30, 2012 was $10,837,425, a 14.1% decrease from $12,617,710 for the nine months ended September 30, 2011. Our sales for the nine months ended September 30, 2012 and 2011 were generated primarily from the sale of prescription drugs through our pharmacy operations and to a much lesser extent fees from management services provided. Our total sales from pharmacy operations for the nine months ended September 30, 2012 was $10,772,445, a 14.1% decrease from $12,539,519 for the nine months ended September 30, 2011.  Our total sales from management services for the nine months ended September 30, 2012 was $64,980, a 16.9% decrease from $78,191 for the nine months ended September 30, 2011.

Our total pharmacy sales for pharmacies that were open at least one year for the three months ended September 30, 2012 was $9,524,389, a 24.0% decrease from $12,539,519 for the nine months ended September 30, 2011.  Sales per prescription dispensed for pharmacies that were open a least one year was approximately $118 per prescription for the nine months ended September 30, 2012, a 16.9% decrease from approximately $142 per prescription for the nine months ended September 30, 2011.  The decrease in sales  per prescription dispensed is primarily attributable to a shift in prescription mix from higher priced brand medications to lower priced generic medications.  Additionally, management noticed a decrease in sales of higher priced fentanyl citrate prescription pain medications, fentanyl citrate is a generic equivalent of Actiq® brand medications, a decrease in the prescribing of Oxycontin® brand pain medications following the reformulation of the product in late 2010 and a decrease in the prescribing of Opana® brand pain medications following the reformulation of the product in 2012.

Management attributes the decrease in sales of fentanyl citrate related products to changes in our patient and prescriber mix and the recent implementation of the Actiq® and Fentora® Risk Evaluation and Mitigation Strategy ("REMS") Program.  The REMS program is designed to provide checks and balances within the distribution channels to provide safeguards to help assure dispensing to patients appropriate for the medications.  The program requires that prescribers and pharmacies enroll in the program in order to prescribe and dispense these medications.  As of September 30, 2012, our five operating pharmacies have completed enrollment in the REMS program and remained enrolled in the program.

The number of prescriptions dispensed by our pharmacies that were open at least one year was 81,035 for the nine months ended September 30, 2012 compared to 88,263 for the nine months ended September 30, 2011.  Management attributes the decrease in prescription volumes to inventory purchasing constraints due to working capital limitations.

Cost of Sales

The total cost of sales for the nine months ended September 30, 2012 was $8,491,880, a 16.3% decrease from $10,147,624 for nine months ended September 30, 2011. The cost of sales consists primarily of direct cost of prescription drugs. The increase in cost of sales is primarily attributable to decreased sales in the reporting period.

Gross Profit

Our total gross profit decreased to $2,345,546 or approximately 21.6% of sales, for the nine months ended September 30, 2012. This is a decrease from a gross profit of $2,470,086, or approximately 19.6% of sales for the nine months ended September 30, 2011.  Our gross profit from pharmacy revenues decreased to $2,280,565, or approximately 21.2% of pharmacy revenues, for the nine months ended September 30, 2012.  This is a decrease from a gross profit of $2,391,895, or approximately 19.1% of pharmacy revenues, for the nine months ended September 30, 2011.

The increase in the gross profit percentage for the nine months ended September 30, 2012, when compared to the prior fiscal year, is primarily attributable to an increase in sales of generic drugs as a percentage of total prescription revenue which have lower costs and higher gross margins.

Operating Expenses

Operating expenses for the nine months ended September 30, 2012 was $4,417,501, a 30.6% increase from $3,382,556 for the nine months ended September 30, 2011. Our operating expenses for the nine months ended September 30, 2012 consisted of salaries and related expenses of $2,237,510 and selling, general and administrative expenses of $2,179,991. Our operating expenses for the nine months ended September 30, 2011 consisted of salaries and related expenses of $2,021,761and selling, general and administrative expenses of $1,360,795.

Salaries and related expenses increased in the nine months ended September 30, 2012, when compared to the previous fiscal nine months, primarily due to the addition of our Kansas City pharmacy in November 2011, which were partially offset by expense reductions due to staff reductions in our existing pharmacies and at the corporate level.

Selling, general and administrative expenses increased $819,196 in the nine months ended September 30, 2012 when compared to the previous fiscal nine months.  The significant components of selling, general and administrative expenses are as follows:

	Nine Months Ended September 30,
	2012	2011

Stock-based compensation expenses	$808,651	$387,976
Delivery expenses	270,190	221,540
Professional fees	248,962	85,621
Facility related expenses	225,520	175,647
Travel and related expenses	132,193	99,760
Vendor late fee expenses	108,805	10,199
Selling expenses	79,234	57,294
Bad debt expense (recoveries)	(78,348)	2,027
Investor relations expenses	10,089	36,266
Other general and administrative expenses	374,695	284,465
Total	$2,179,991	$1,360,795

The increase in selling, general and administrative expenses are primarily due to an increase in an increase in stock based compensation and to a lesser increases in professional fees, vendor late fees, delivery expenses, travel expenses, facility related expenses, selling expenses and other general and administrative expenses which were partially offset by a decrease in bad debt expense and investor relations expenses. The increase in stock-based compensation expense and professional fees are primarily related to securing additional financing and expenses associated with filing our registration statement. The increase in delivery expenses are primarily due to an increase in the number of patients serviced by our operating pharmacies, our pharmacies provided services to a total of 35,837 patients in the three months ending September 30, 2012, a 25.9% increase when compared to the 29,901 patients serviced in the previous fiscal three months. The increases in facility related expenses, travel expenses and selling expenses primarily relate to our Kansas City pharmacy which opened in November 2011.  The decrease in bad debt expense primarily relates to increased collection activity on our past due other receivable accounts.

Other Income and Expense

Total other expenses and income for the nine months ended September 30, 2012 was $1,452,505 a $915,105 increase from $537,400 for the nine months ended September 30, 2011. The significant components of other income and expenses are as follows:

	Nine Months Ended September 30,
	2012	2011

Interest expense, net	$1,086,950	$626,708
Loss on extinguishment of debt	90,205	16,923
(Gain) or loss on change in fair value of warrants	275,350	(106,231)
Total	$1,452,505	$537,400

The increase in other expenses was primarily attributable to an increase in interest expense of $460,242 an increase of $381,581 in the change in fair value of warrant liability and to a lesser extent an increase of $73,282 in loss on extinguishment of debt in the nine months ended September 30, 2012 when compared to the previous fiscal nine months.

The increase in interest expense is primarily due to an increase in the average debt outstanding for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011.  We issued convertible debentures in January and July 2012, throughout the year 2011 and December 2010 to fund our operations and open our new pharmacy in Leawood, Kansas.

Our total outstanding debt increased to $3,308,711as of September 30, 2012 as compared to $1,696,220 at September 30, 2011. Interest expense also increased due to the full year amortization of debt discounts on existing debt as well as the additional amortization related to new indebtedness.  The table below summarizes the components of interest expense for the nine months ended September 30, 2012 and 2011:

	Nine Months Ended September 30,
	2012	2011
Interest expense at stated rate (6.25% - 18.00%)	$431,170	$281,135
Amortization of deferred financing costs	106,953	34,310
Amortization of debt discount	548,827	311,263
Interest expense, net	$1,086,950	$626,708

The gain on change in fair value of warrant liability represents the change in fair value calculated on warrants issued in connection with private placements in December 2010 and in 2011 which grant the warrant holder certain anti-dilution protection and provide exercise price adjustments in the event that any common stock or common stock equivalents are issued at an effective price per share that is less than the exercise price per share.

The $90,205 loss on extinguishment of debt relates for the nine months ending September 30, 2012 resulted from the modification and extension of seven convertible debenture agreements that met the requirements for extinguishment accounting treatment.  The loss on extinguishment of debt of $16,923 in the nine months ended September 30, 2011 relates to the issuance of 813 shares of the our Series C Preferred at a price of $1,000 per share to an existing vendor in exchange for extinguishment of $300,000 in vendor’s secured payable and additional consideration in the form of a modification in vendor terms that are favorable to us and additional debt financing at terms that are significantly below market.

Net income attributable to non-controlling interest

Net income attributable to non-controlling interest for the nine months ended September 30, 2012 was $0 compared to income of $12,051 for the nine months ended September 30, 2011. Income and losses are allocated to non-controlling interest holders based on their percentage during the year.  On June 30, 2011, we entered into a Stock Purchase Agreement with TAPG and issued 300,000 restricted shares of our common stock in exchange for all of TAPG’s rights, title and interest in APN and the cancellation of the $17,758 in principal and interest due to TAPG.  As a result of this acquisition, APN became a wholly-owned subsidiary.

Net Loss

Our net loss for the nine months ended September 30, 2012 was $3,524,461, compared to a net loss of $1,461,921 for the nine months ended September 30, 2011. The increase in our net loss was primarily attributable to an increase in operating expenses and other expenses and income and to a lesser extent a decrease in gross profits.

Basic and Diluted Loss per Share

Our net loss per common share for the nine months ended September 30, 2012 was $0.86, compared to a net loss per common share of $0.55 for the nine months ended September 30, 2011.  The decrease to our net loss per common share was primarily attributable to an increase in our net loss applicable to common stock , which was partially offset by an increase in the weighted average number of common shares outstanding to 4,077,600 for the nine months ended September 30, 2012, from  2,657,202 for the nine months ended September 30, 2011.

Financial Condition, Liquidity and Capital Resources

Liquidity and Capital Resources

As of September 30, 2012, we had a cash balance of $6,165, a decrease from a balance of $23,316 at December 31, 2011.  At September 30, 2012, we had a working capital deficit of $4,945,138, an increase of $1,272,582 from a working capital deficit of $3,672,556 as of December 31, 2011.  The increase in our working capital deficit was primarily due to an increase in current liabilities primarily attributable to an increase in accounts payable and accrued expenses and to a lesser extent, an increase in the current portion of debt and a decrease in inventories.

Our operations have been funded primarily through the sale of both equity and debt securities and cash made available under certain credit facilities.  In order for us to finance operations, continue our growth plan and service our existing debt, additional funding will be required from external sources. We intend to fund operations through increased sales, increased collection activity on other receivables and debt and/or equity financing arrangements, which may be insufficient to fund our capital expenditures, working capital, or other cash requirements for the next twelve months.  However, there can be no assurance that the additional financing necessary to finance our operations for the next twelve months will be available to us on acceptable terms, or at all.

As of September 30, 2012, we had $853,173 in debt obligations which come due in the year 2012.  As of September 30, 2012, $578,782 of our debt obligations due in 2012 are past due and another $274,391 is coming due by December 31, 2012.  If our debt holders choose not to convert certain of these securities into equity or seek to enforce these obligations against us, we will need to repay such debt, or reach an agreement with the debt holders to extend the terms thereof.  If we are forced to repay the debt, this need for funds would have a material adverse impact on our business operations, financial condition and prospects, including our ability to operate as a going concern.  If we are forced to repay the debt, our current and forecasted levels of cash flows and available cash on hand will not be sufficient to fund our operations for the remainder of 2012. Accordingly, we will be required to obtain additional financing in order to repay the debt, cover operating losses and working capital needs.  We cannot provide any assurances of the availability of future financing or the terms on which it might be available. In the absence of such financing, we may be forced to scale back or cease operations, liquidate assets, seek additional capital on less favorable terms and/or pursue other remedial measures.   In the event that we are not successful in securing any additional financing or extending the maturity date of those debt securities which come due in 2012, we expect that our current resources will not enable us to continue operations for the remainder of fiscal 2012.

The table below lists our obligations under outstanding notes payable and unsecured convertible debentures, as of September 30, 2012:

	Related Party	Unrelated	Total

Secured Debt (1)	$-	$312,863	$312,863
Revolving Credit facilities (2)	299,000	-	299,000
Other Notes and Debt (3)	-	242,872	242,872
Unsecured Convertible Debentures, net of unamortized discount (4)	498,248	1,955,728	2,453,976
	797,248	2,511,463	3,308,711
Less: current portion	(498,248)	(1,620,928)	(2,119,176)
	$299,000	$890,535	$1,189,535

1)    In September 2010, we received a two year loan of $400,000 with an adjustable interest rate of prime plus 3.00% per annum, with interest payable monthly. Monthly payment requirements were $5,000 per month for the first eight consecutive months, followed by eight consecutive monthly principal reductions of $10,000, followed by seven consecutive monthly principal reductions of $15,000, with remaining principal and interest due September 1, 2012.  As of September 30, 2012, the outstanding principal balance of $312,863 was past due.  We will attempt to restructure and extend the terms of payments due to H. D. Smith, but can provide no assurance we will be able to do so on acceptable terms or even at all. H. D. Smith has not issued a notice of default relating to our failure to pay the principal balance due on September 1, 2012 per the loan agreement.

2)     As of September 30, 2012, revolving credit facilities consisted of an outstanding balance of $299,000 on a line of credit we entered into with Brockington Securities, Inc., a company under the control of our Chief Executive Officer.

3)     As of September 30, 2012, other notes and debt consisted of the outstanding principal balance of $242,872 due to TPG in connection with our acquisition of their ownership interest in API, which operates our pharmacies in Santa Ana and Riverside, California. Due to our current financial condition, we did not make the monthly installment payment of $10,000 due on August 15, 2012 and September 15, 2012 and may be unable to make the $213,091 payment due to TPG which includes principal and interest on or before July 15, 2013. If we remain unable to fulfill our obligations to TPG under the Purchase Agreement, we will attempt to restructure and extend the terms of payments due to TPG, but can provide no assurance we will be able to do so on acceptable terms or even at all.  In order to secure our obligations under the Purchase Agreement, TPG holds a security interest in the shares of API capital stock acquired by us under the Purchase Agreement. As a result of this transaction, API also became our wholly owned subsidiary. If we are unable to meet our outstanding obligations to TPG under the Purchase Agreement, TPG could declare the us in default and may seize the shares of API capital stock acquired by us under the Purchase Agreement, which would result in API no longer being a wholly owned subsidiary and have a material adverse effect on our business, operating results and financial condition. TPG has not issued a notice of default relating to our failure to make the monthly installment payment of $10,000 due on August 15, 2012 and September 15, 2012 required under the Purchase Agreement.

4)  Our unamortized debt discount of $511,807 at September 30, 2012.

Obligations and Commercial Commitments

The following table sets forth our contractual obligations and commercial commitments as of September 30, 2012:

	2012	2013	2014	2015	2016	Total

Long term debt	$853,173	$2,436,758	$530,587	$-	$-	$3,820,518
Interest payments on long term debt	408,869	207,086	27,726	-	-	643,681
Operating leases	91,757	122,826	117,802	52,707	15,127	400,219

Total contractual cash obligations	$1,353,799	$2,766,670	$676,115	$52,707	$15,127	$4,864,418

Outstanding Trade Balance.  At September 30, 2012, we had an outstanding trade balance of approximately $3.5 million with our primary wholesaler which is secured by all of our assets.

Capital Expenditures.  At September 30, 2012, we had no material commitments for capital expenditures.

Cash Flows.  As of September 30, 2012, we had $6,165 in cash and total current assets in the amount of $1,643,468 and had current liabilities in the amount of $6,588,606 resulting in a working capital deficit of $4,945,138.

The table below sets forth a summary of the significant sources and uses of cash for the nine months ended September 30:

	2012	2011

Cash (used) in operating activities	$(409,070)	$(640,730)
Cash used in investing activities	(21,285)	(8,213)
Cash provided by financing activities	413,204	642,262

Increase/(Decrease) in cash	$(17,151)	$(6,681)

Operating activities used $409,070 in cash for the nine months ended September 30, 2012. Our net loss of $3,524,461, less non-cash expenses of $1,775,871 was the primary reason for our negative operating cash flows.

The table below summarizes the components of our cash used in operating activities for the nine months ended September 30, 2012:

Net loss from operations including noncontrolling interest	$(3,524,461)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property and equipment	24,231
Amortization of debt issuance costs	106,953
Amortization of discount on debt	548,827
Stock based compensation	808,651
Issuance of common stock in lieu of debenture interest	-
Loss on extinguishment of debentures and notes	90,206
Provision for accounts receivable doubtful accounts	26,740
Provision for other receivable doubtful accounts	(105,087)
Gain on change in fair value of warrant liability	275,350
1,775,871

Changes in operating assets and liabilities:	1,339,520

Net cash used in operating activities	$(409,070)

Cash used in investing activities was $21,285 in the nine months ended September 30, 2012, compared to $8,213 in the nine months ended September 30, 2011.  Investing activities in the nine months ended September 30, 2012 and 2011 consisted entirely of purchases of property and equipment.

Cash provided by financing activities during the nine months ended September 30, 2012 was $413,204. Over the last several years, our operations have been funded primarily through the sale of debt securities and advances from revolving credit facilities made available to us. During the nine months ended September 30, 2012 we received net proceeds from the issuance of convertible debentures of $310,400 and net proceeds of $140,680 from shareholder revolving note, which was partially offset by principal repayments of $37,875 on notes payable.

Off-Balance Sheet Arrangements

As of September 30, 2012, we do not have any off-balance sheet debt nor did we have any transactions, arrangements, obligations (including contingent obligations) or other relationships with any unconsolidated entities or other persons that may have material current or future effect on financial conditions, changes in the financial conditions, results of operations, liquidity, capital expenditures, capital resources, or significant components of revenue or expenses.

Going Concern

The consolidated financial statements have been prepared assuming we will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business. As of September 30, 2012, we had an accumulated deficit of approximately $42.6 million, recurring losses from operations and negative cash flow from operating activities for the nine months ended September 30, 2012 of approximately $409,070. We also had negative working capital of approximately $5.0 million and debt with maturities within the year 2012 in the amount of approximately $853,173 as of September 30, 2012.

We intend to fund operations through raising additional capital through debt financing and equity issuances, increased sales, improved collection of past due other receivables accounts which may be insufficient to fund our capital expenditures, working capital or other cash requirements for the year ending December 31, 2012. We are also in negotiations with current debt holders to restructure and extend payment terms of the existing short term debt.  We are actively seeking additional funds to finance its immediate and long-term operations. The successful outcome of future financing activities cannot be determined at this time and there is no assurance that if achieved, we will have sufficient funds to execute our intended business plan or generate positive operating results. These factors, among others, raise substantial doubt about our ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments related to recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should we be unable to continue as a going concern.

In response to these financial issues, management has taken the following actions:

•	We are seeking to renegotiate existing debt.
•	We are seeking investment capital.
•	We are aggressively targeting new physicians.
•	We are aggressively increasing collection activity on past due other receivable balances.

Supply and distribution agreement

We do not have any written supply agreements with any of our drug suppliers and all transactions are handled on a purchase order basis. We purchased approximately 91% of our inventory of prescription drugs from one wholesale drug supplier (H.D. Smith Wholesale Drug Co.) during the nine months ended September 30, 2012. Management believes that the wholesale pharmaceutical and non-pharmaceutical distribution industry is highly competitive because of the consolidation of the pharmacy industry and the practice of certain large pharmacy chains to purchase directly from product manufacturers. Although management believes we could obtain the majority of our inventory through other distributors at competitive prices and upon competitive payment terms if our relationship with our primary wholesale drug supplier was terminated, the termination of our relationship would be likely to adversely affect our business, prospects, financial condition and results of operation.

Litigation

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

On March 18, 2011, a lawsuit was filed by Tim Chandler, Jodi Marshall, Christie Garner, the Estate of Thomas Pike, Jr., and Angie Hernandez in the Circuit Court of the State of Oregon for Multnomah County against Payette Clinics, P.C., Scott Pecora, Kelly Bell, Penny Steers and our wholly-owned subsidiaries, Assured Pharmacies Northwest, Inc. and Assured Pharmacy Gresham, Inc. The lawsuit arises from allegations that nurse practitioners at Payette Clinics, P.C. prescribed the five plaintiffs controlled substances in amounts that were excessive under the appropriate medical standard of care.  Only one of the plaintiffs, Tim Chandler, brought claims against our subsidiaries.  Mr. Chandler’s claims against our subsidiaries were for negligence on the basis of allegations that our subsidiaries knew or had reason to know that the prescriptions fell below the standard of care applicable to the prescription of such controlled substances but nonetheless filled the prescriptions.  The plaintiffs, as a whole, submitted a prayer for $7,500,000 in damages.  Mr. Chandler only seeks “an amount to be proven at trial” for noneconomic damages and unnecessary expenses.  Management believes that the allegations against our subsidiaries are without merit and plans to vigorously defend this claim.  We have $2,000,000 in insurance coverage for claims relating to pharmacy negligence.  This lawsuit has been stayed as a result of a co-defendant in this lawsuit (Payette Clinics, P.C.) having filed for bankruptcy.  Although the bankruptcy has been discharged and the automatic stay lifted, the state court stay on this case has not yet been lifted.

Inflation and Seasonality

Inflation has not materially affected us during the past fiscal year.  We do not believe that our business is seasonal in nature, but historically we have seen increased sales in the fourth quarter which management attributes to patient  insurance deductibles that expire on December 31st of each year.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk.

We have existing obligations relating to our secured debt.  As of September 30, 2012, we had cash flow exposure to the changing interest rates on $312,863 outstanding on the secured loan.  The Company’s other debt obligations have fixed interest rates.

Item 4.    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We became a public company on November 13, 2012 in connection with the completion of our Registration Statement on Form S-1, as amended.  Prior to that date, we were not required file or submit reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and maintained disclosure controls and procedures in accordance with being a private company.  As of the end of the period covered by this report, an evaluation of the supervision and with participation of our management, including our Chief Executive Officer and Chief Financial Officer.  Based upon this evaluation, as of the end of the period covered by this report, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were not effective because we were not a public company throughout the entire period.

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during its last fiscal quarter that have materially affected, or are reasonably likely to materially affect its internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.   Legal Proceedings.

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

On March 18, 2011, a lawsuit was filed by Tim Chandler, Jodi Marshall, Christie Garner, the Estate of Thomas Pike, Jr., and Angie Hernandez in the Circuit Court of the State of Oregon for Multnomah County against Payette Clinics, P.C., Scott Pecora, Kelly Bell, Penny Steers and our wholly-owned subsidiaries, Assured Pharmacies Northwest, Inc. and Assured Pharmacy Gresham, Inc. The lawsuit arises from allegations that nurse practitioners at Payette Clinics, P.C. prescribed the five plaintiffs controlled substances in amounts that were excessive under the appropriate medical standard of care. Only one of the plaintiffs, Tim Chandler, brought claims against our subsidiaries. Mr. Chandler’s claims against our subsidiaries were for negligence on the basis of allegations that our subsidiaries knew or had reason to know that the prescriptions fell below the standard of care applicable to the prescription of such controlled substances but nonetheless filled the prescriptions. The plaintiffs, as a whole, submitted a prayer for $7,500,000 in damages. Mr. Chandler only seeks “an amount to be proven at trial” for noneconomic damages and unnecessary expenses. Management believes that the allegations against our subsidiaries are without merit and plans to vigorously defend this claim. We have $2,000,000 in insurance coverage for claims relating to pharmacy negligence. This lawsuit has been stayed as a result of a co-defendant in this lawsuit (Payette Clinics, P.C.) having filed for bankruptcy. Although the bankruptcy has been discharged and the automatic stay lifted, the state court stay on this case has not yet been lifted.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable

Item 3.   Defaults upon Senior Securities.

Due to our current financial condition, we did not make interest and principal payments due under various notes and debentures.  As of  September 30, 2012, our outstanding principal balance of $312,863 on our secured loan with H.D. Smith was past due.  We will attempt to restructure and extend the terms of payments due on the loan, but can provide no assurance we will be able to do so on acceptable terms or even at all. H. D. Smith has not issued a notice of default relating to our failure to pay the principal balance due on September 1, 2012 per the loan agreement.

We did not make the monthly installment payment of $10,000 due on September 15, 2012 and October 15, 2012 and may be unable to make the $213,091 payment due to TPG which includes principal and interest on or before July 15, 2013. If we remain unable to fulfill our obligations to TPG under the Purchase Agreement, we will attempt to restructure and extend the terms of payments due to TPG, but can provide no assurance we will be able to do so on acceptable terms or even at all.   In order to secure our obligations under the Purchase Agreement, TPG holds a security interest in the shares of API capital stock acquired by us under the Purchase Agreement. As a result of this transaction, API also became our wholly owned subsidiary. If we are unable to meet our outstanding obligations due to TPG under the Purchase Agreement, TPG could declare the us in default and may seize the shares of API capital stock acquired by us under the Purchase Agreement, which would result in API no longer being a wholly owned subsidiary and have a material adverse effect on our business, operating results and financial condition.  TPG has not issued a notice of default relating to our failure to make the monthly installment payment of $10,000 due on September 15, 2012 as required under the Purchase Agreement.

We did not make principal payments of $125,000 due on June 1, 2012 and September 1, 2012 on an aggregate of $500,000 convertible debentures to three holders.  The remaining principal balance of $250,000 is due on December 1, 2012.  In addition, an aggregate of $39,934 in interest due on the debentures is past due as of September 30, 2012. We will attempt to restructure and extend the terms of payments due on the debenture, but can provide no assurance we will be able to do so on acceptable terms or even at all. None of the convertible debenture holders have issued a notice of default relating to our failure to pay the principal or interest due per the debenture agreement.

As of September 30, 2012, an aggregate total of $108,311 in interest due on an aggregate of $1,965,784 in convertible debentures held by nine holders is past due.  We will attempt to restructure and extend the terms of payments due on the debenture, but can provide no assurance we will be able to do so on acceptable terms or even at all. None of the nine convertible debenture holders have issued a notice of default relating to our failure to pay the principal or interest due per the debenture agreement.

Item 4.    Mine Safety Disclosures.

Not Applicable.

Item 5.   Other Information.

Not Applicable.

Item 6.    Exhibits.

(a)            Exhibits.

Exhibit Number	Description

31.1	Certificate of Robert DelVecchio pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as amended.

31.2	Certificate of Brett Cormier pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as amended

32.1	Certificate of Robert DelVecchio pursuant to Rule 13a-14(b) under the Securities and Exchange Act of 1934, as amended

32.2	Certificate of Brett Cormier pursuant to Rule 13a-14(b) under the Securities and Exchange Act of 1934, as amended

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  December 19, 2012

Assured Pharmacy, Inc., a Nevada corporation

/s/ Robert DelVecchio
Name:	Robert DelVecchio
Title:	President and Chief Executive Officer (Principal Executive Officer) and Director

/s/ Brett Cormier
Name:	Brett Cormier
Title:	Chief Financial Officer (Principal Financial Officer) and Principal Accounting Officer

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certificate of Robert DelVecchio pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as amended.

31.2	Certificate of Brett Cormier pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as amended

32.1	Certificate of Robert DelVecchio pursuant to Rule 13a-14(b) under the Securities and Exchange Act of 1934, as amended

32.2	Certificate of Brett Cormier pursuant to Rule 13a-14(b) under the Securities and Exchange Act of 1934, as amended

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document