Form 10-K
period 2012-12-31
ASSURED PHARMACY, INC.
filed 2013-04-01
CIK 1100592

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended  December 31, 2012.
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________.

Commission File Number:  333-181361

Assured Pharmacy, Inc.
(Exact name of registrant as specified in its charter)

Nevada	98-0233878
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2595 Dallas Parkway, Suite 206, Frisco, Texas 75034
(Address of principal executive offices) (Zip Code)

(972) 668-7394
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12 (b) of the Exchange Act:

Title of Each Class	Name of Exchange of Which Registered

Securities registered pursuant to Section 12(g) of the Exchange Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☐    No  ☒

Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K(§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of Exchange Act.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

The approximate aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $2,717,417 as of March 15, 2013, based on the last sale price of the registrant’s common stock as reported on the OTC Bulletin Board on such dated.

 Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at March 15, 2013

Common Stock, $0.001 par value	5,627,267

Form 10-k
Assured Pharmacy, Inc.
December 31, 2012

FORWARD-LOOKING STATEMENTS

This Annual Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The words “believe,” “expect,” “anticipate,” “intend,” “estimate,” “may,” “should,” “could,” “will,” “plan,” “future,” “continue,” and other expressions that are predictions of or indicate future events and trends and that do not relate to historical matters identify forward-looking statements.  These forward-looking statements are based largely on our expectations or forecasts of future events, can be affected by inaccurate assumptions, and are subject to various business risks and known and unknown uncertainties, a number of which are beyond our control.  Therefore, actual results could differ materially from the forward-looking statements contained in this document, and readers are cautioned not to place undue reliance on such forward-looking statements.  We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.  A wide variety of factors could cause or contribute to such differences and could adversely impact revenues, profitability, cash flows and capital needs.  There can be no assurance that the forward-looking statements contained in this document will, in fact, transpire or prove to be accurate.

These forward-looking statements are subject to risks, uncertainties and other factors, many of which are outside of our control, that could cause actual results to differ materially from the results discussed in the forward-looking statements.  Some of the factors that we believe could affect our results include:

·	limitations on our ability to continue operations and implement our business plan;

·	our history of operating losses;

·	our inability to make timely payments under our loan facility and our arrangement with TPG;

·	our inability to make timely payments to convertible debenture and secured debt holders;

·	the timing of and our ability to obtain financing on acceptable terms;

·	dependence on key supplier;

·	dependence on third-party payors;

·	the effects of changing economic conditions;

·	the loss of members of the management team or other key personnel;

·	changes in governmental laws and regulations, or the interpretation or enforcement thereof and related compliance costs;

·	competition from larger, more established companies with greater economic resources than we have;

·	costs and other effects of legal and administrative proceedings, settlements, investigations and claims, which may not be covered by insurance;

·	control by our principal equity holders.

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

part i

item 1.  business

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
Our pharmacies maintain a variety of different drug classes, known as Schedule II, Schedule III, and Schedule IV drugs, which vary in degrees of addictiveness.  Schedule II drugs are considered narcotics by the United States Drug Enforcement Administration (“DEA”), are the most addictive; hence, they are highly regulated by the DEA and are required to be segregated and secured in a separate cabinet.  Schedule III and Schedule IV drugs are less addictive and are less regulated.  Because our business model focuses on servicing pain management physicians and their chronic pain patients, we carry in inventory a larger amount of Schedule II drugs than most other pharmacies.
We currently have four operating pharmacies, each of which are wholly owned through a subsidiary. The opening date and locations of our pharmacies are as follows:

Location	Opening Date

Riverside, California	June 10, 2004
Kirkland, Washington	August 11, 2004
Gresham, Oregon	January 26, 2007
Leawood, Kansas	November 28, 2011

In February 2004, we entered into an agreement with TAPG, L.L.C., a Louisiana limited liability company (“TAPG”), for the purpose of operating up to five pharmacies and incorporated Assured Pharmacies Northwest, Inc. (“APN”), formerly known as Safescript Northwest, Inc., to operate these pharmacies.    APN operates the pharmacy in Kirkland, Washington.   In June 2011, we acquired all of the outstanding capital stock of APN held by TAPG pursuant to the terms of a Stock Purchase Agreement dated as June 30, 2011.  Pursuant to this agreement, we issued TAPG 300,000 restricted shares of our common stock and TAPG agreed to cancel $17,758 in principal and interest we owed to TAPG.  As a result of this transaction, APN became our wholly owned subsidiary.

In April 2003, we entered into an agreement with TPG, L.L.C., a Louisiana limited liability company (“TPG”), for the purpose of funding the establishment of and operating up to fifty pharmacies and incorporated Assured Pharmacies, Inc. (“API”) to operate these pharmacies.   We owned 51% of API’s outstanding capital stock and TPG owned the remaining 49%.  API operated the pharmacies in Santa Ana and Riverside, California.  In December 2012, we consolidated the operations of the Santa Ana pharmacy into our Riverside pharmacy.  We entered into a Purchase Agreement with TPG and acquired all of the outstanding capital stock of API held by TPG for the purchase price of $460,000 in cash and the issuance of 278 restricted shares of our common stock.  As a result of this transaction, API also became our wholly owned subsidiary.  The cash component of the purchase price is payable in monthly installments over time.  As of March 15, 2013, we had paid TPG an aggregate of $332,500 including principal and interest and our outstanding obligations to TPG under the Purchase Agreement.  Due to our current financial condition, we did not make the required monthly installment payment of $10,000 starting in September 15, 2012 through March 15, 2013 and may be unable to make the delinquent payments or the final payment due to TPG which includes principal and interest on or before July 15, 2013.  As of March 15, 2013, we owe TPG $242,873 plus all accumulated accrued interest.  If we remain unable to fulfill our obligations to TPG under the Purchase Agreement, we will attempt to restructure and extend the terms of payments due to TPG, but can provide no assurance we will be able to do so on acceptable terms or even at all.  In order to secure our obligations under the Purchase Agreement, TPG holds a security interest in the shares of API capital stock acquired by us under the Purchase Agreement.  If TPG should demand payment and we are unable to renegotiate the terms for our outstanding obligations to TPG under the Purchase Agreement, TPG could declare us in default and may seize the shares of API capital stock acquired by us under the Purchase Agreement, which would result in API no longer being a wholly owned subsidiary and have a material adverse effect on our business, operating results and financial condition.  TPG has not issued a notice of default relating to our failure to make the monthly installment payments required under the Purchase Agreement.

Our pharmacy in Gresham, Oregon is operated by Assured Pharmacy Gresham, Inc, and our pharmacy in Leawood, Kansas is operated by Assured Pharmacy Kansas, Inc., each of which is a wholly owned subsidiary.

Market for Our Products and Services

We primarily dispense pharmaceutical drugs to patients who require medication for chronic pain management. Our pharmacies maintain an inventory of highly regulated medication that is specifically tailored to the needs of our recurring customers. This practice frequently enables our pharmacies to fill customers’ prescriptions from its existing inventory and decreases the wait time required to fill these prescriptions. We believe our focus and familiarity with dispensing highly regulated medications better positions our pharmacists to understand the needs of our customers.

Principal Suppliers

We do not have any written supply agreements with any of our drug suppliers and all transactions are handled on a purchase order basis.  We purchased approximately 92% of our inventory of prescription drugs from one wholesale drug supplier (H.D. Smith Wholesale Drug Co.) during the fiscal year 2012.  Management believes that the wholesale pharmaceutical and non-pharmaceutical distribution industry is highly competitive because of the consolidation of the pharmacy industry and the practice of certain large pharmacy chains to purchase directly from product manufacturers. Although management believes we could obtain the majority of our inventory through other distributors at competitive prices and upon competitive payment terms if our relationship with our primary wholesale drug supplier was terminated, the termination of our relationship would be likely to adversely affect our business, prospects, financial condition and results of operation.

Customers and Third-Party Payors

In fiscal 2012, over 92 percent of our pharmacy sales were to customers covered by health care insurance plans, which typically contract with a third-party payor such as an insurance company, a prescription benefit management company, a governmental agency, workers’ compensation, a private employer, a health maintenance organization or other managed care provider.  The plan agrees to pay for all or a portion of a customer’s eligible prescription purchases sometimes at reduced reimbursement levels. Any significant loss of third-party payor business could have a material adverse effect on our business and results of operations.

Our Strategic Plan

Our plan is to develop a national footprint as a premier provider of pharmacy services to physicians and patients primarily in the treatment of chronic pain.  Our business model provides pharmacy services which are typically utilized by physicians for the risk management benefits of our model in this increasingly regulated industry due to prescription drug abuse and diversion.  Chronic pain patients typically utilize our services for the convenience, safety and specialization benefits.

We have developed and refined what we believe is a unique pharmacy service model for chronic pain physicians and patients that is capable of being scaled into a national chain.  We currently have four operating pharmacies, each of which is wholly owned through a subsidiary, and our plan is to develop three (3) additional pharmacies per year up to a total of twelve operating pharmacies.  We intend to finance this plan through equity and debt financing arrangements, increased sales and lower operating expenses, but there can be no assurance that such additional financing will be available to us on acceptable terms, or at all.

Over the past year, we have undertaken targeted actions to reduce certain costs relating to our corporate infrastructure and pharmacy operations, while still maintaining the specialized controls required for our industry.  These targeted actions include a reduction in the number of staff in our established four pharmacies and at the corporate level, a reduction in the cost of dispensing supplies due to a change in our supplier for these products and a decrease in investor relations expense due to the discontinuation of the use of an investor relations service firm.  Corporate infrastructure includes executive management, centralized support services, accounting, finance, information systems, human resources, payroll and compliance to support each pharmacy's operations.  Notwithstanding theses actions, our total operating expenses have increased and the costs to support our existing corporate infrastructure are significant when allocated over the operations of four pharmacies.

Management believes that our current corporate infrastructure can efficiently support our existing pharmacies and develop three additional new pharmacies per year up to total of twelve operating pharmacies.  As a result, we believe that the implementation of our plan to open up to eight additional pharmacies will not require material additional corporate infrastructure.  Further, we expect that the opening of each new pharmacy will have a positive impact on our consolidated operating results within nine months from opening of the new pharmacy, but there can be no assurance that such positive results will occur.

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

The implementation of the foregoing plan to increase sales at our existing pharmacies and open additional pharmacies is dependent on our ability to obtain additional financing and improve our liquidity position.  If we are not able to secure additional financing, the implementation of our business plan will be delayed and our ability to expand and develop additional pharmacies will be impaired.  We are currently seeking up to $2.5 million in additional funding through equity financing arrangements in addition to the debt restructuring described below, but there can be no assurance that such additional financing will be available to us on acceptable terms, or at all.  Management has registered a class of our common stock under the Securities Exchange Act of 1934, as amended, and believes that filing periodic public reports with the SEC will enhance our ability to raise capital and under acceptable terms.

Our business is highly leveraged and the successful implementation of the foregoing plan necessitates that we reach an agreement with our existing debt holders to extend the maturity date of debt securities which came due in 2012.  As of December 31, 2012, we had $844,948 in debt securities which were due in the year 2012, which included $500,000 in principal amount of unsecured convertible debentures.    We are attempting to extend the maturity date of all outstanding debt securities which were due in 2012, but can provide no assurance that the holders of such securities will agree to extend the maturity date on these securities on acceptable terms.  We are also discussing the possibility of these debt holders converting the securities into equity.  If our debt holders choose not to convert certain of these securities into equity, we will need to repay such debt, or reach an agreement with the debt holders to extend the terms thereof.  If we are forced to repay the debt, this need for funds would have a material adverse impact on our business operations, financial condition and prospects, would threaten our ability to operate as a going concern and may force us to seek bankruptcy protection.

Our lack of liquidity has resulted in us being significantly reliant on our drug suppliers for financing which has compromised our ability to negotiate more favorable pricing terms.   To the extent that we are successful in securing additional financing, we intend to allocate a portion of any proceeds we receive toward paying down our outstanding balance due with our primary drug supplier.  Management anticipates that reducing our dependence on our primary drug supplier for financing will enable us to secure more favorable pricing terms and minimize the resulting financing and interest fees we incur.  Management believes that drug pricing improvements of 100 to 200 basis points are possible in addition to the elimination of financing and interest fees from our primary drug supplier if we are successful in reducing or, to the extent possible, eliminating our purchase of drugs using supplier financing. In February 2013, the Company entered into a secured loan agreement with our primary wholesaler. Under the terms of this agreement, the Company received a one (1) year loan of $3,828,527 with an interest rate of 6.25% per annum, with interest payable monthly. Monthly payment requirements are $27,000 per month for four consecutive months, followed by four consecutive monthly principal reductions of $37,000, followed by three consecutive monthly in principal reductions of $42,000, with remaining principal and interest due February 1, 2014. The proceeds from the note were simultaneously exchanged for $3,534,793 in outstanding vendor invoices and $293,734 in outstanding secured note payable. The note is secured by all of the assets of the Company and its subsidiaries through UCC-1 filings in the states of Nevada and Louisiana.  As long as the Company is in compliance with the terms of the loan agreement, the Company will realize drug pricing improvements of 100 to 200 basis points in addition to the elimination of financing and interest fees associated with the trade payable.

We currently have approximately $1.0 million in gross receivables due from various workers’ compensation carriers in the State of California. These receivables are primarily related to worker’s compensation claims from insurance carriers for prescription medications dispensed to injured workers in the State of California.  The delay in payment typically arises due to monetary disputes between the claimant and the employer and/or the employer’s insurance carrier. The settlement period for such dispute cases can range from one year to ten years.  Management estimates the net realizable value of the other receivables to be approximately $207,000.  On April 1, 2010, we discontinued dispensing medication to California worker’s compensation customers whose claims could not be authorized and billed electronically.  This change was due to lower profit margins and cash flow constraints that are associated with the manual authorization and billing process.  We recently engaged a collection firm that specializes in the collection of these type of receivables to aggressively collect these past due receivables.  During the year ended December 31, 2012, our collection firm, collected approximately $229,000 in past due balances resulting in approximately $136,000 in bad debt recoveries. . We expect that any recovery of these outstanding receivables will improve our overall operating cash flow, but we can make no assurances in this regard.

Management believes that the foregoing plan and outlined steps to improve our liquidity position will have a positive impact on our efforts to generate earnings and positive cash flow, but the implementation of such plan is dependent on our ability to secure additional financing and restructure our outstanding debt.  We can make no assurances in this regard.  In January 2013, we initiated a securities offering through a private placement for a minimum of 10 units of securities for a minimum of $250,000 and a maximum of 80 units for a maximum of $2,000,000 (subject to increase to as much as 100 units for $2,500,000 to cover  over-allotments, if any).  Each unit consists of (a) 38,462 shares of common stock, valued at $0.65 for $25,000 and (b) 38,462 warrants with an initial exercise price of $0.90 per share.  In the event only the minimum offering of 10 units are sold, the Company will issue an aggregate of 384,620 shares of common stock and 384,620 warrants in such units.  If the maximum offering of 80 units is sold, Assured will issue an aggregate of 3,076,960 shares of common stock and 3,076,960 warrants in such units.  The Company will pay the placement agent a cash commissions equal to 10% of the gross proceeds received by the Company in this offering and three year warrants to purchase that number of shares of common stock equal to 10% of the aggregate number of shares of common stock and warrant shares included in the units sold in the offering (615,392 shares if all 80 units are sold and 769,240 shares if the over-allotment is exercised in full). The outstanding common stock related to the private placement is subject to certain anti-dilution protection clauses which provide exercise price adjustments in the event that any common stock or common stock equivalents are issued at an effective price per share that is less than the exercise price per share.  The Company has also agreed that the 38,462 shares of common stock and the 38,462 warrants included in the units are subject to increase, and the $0.65 per share value and the $0.90 warrant exercise prices are subject to decrease, in each case based on the level of the Company’s consolidated net revenues that are derived during our 2013 fiscal year (the “Make-Whole Adjustments”).  Such Make-Whole Adjustments are as follows:

Share Price	Warrant Exercise Price	Adjusted Shares per Unit	Adjusted Warrants per Unit	Consolidated 2013 Revenues
$0.65	$0.90	None	None	$21,850,000 or above
$0.60	$0.85	41,667	41,667	From $20,700,000 to $21,849,999
$0.55	$0.80	45,455	45,455	From $19,550,000 to $20,699,999
$0.50	$0.75	50,000	50,000	From $18,400,000 to $19,549,999
$0.45	$0.70	55,556	55,556	From $17,250,000 to $18,399,999
$0.40	$0.65	62,500	62,500	Less than $17,250,000

Each warrant has a term of three years and may be exercised at an initial exercise price of $0.90 per warrant share; which exercise price is, in addition to the potential Make-Whole Adjustment, subject to certain weighted average and other anti-dilution adjustments as provided in the form of warrant.  The warrants may only be exercised for cash.  However, as provided in the Registration Rights Agreement (described below), after a date which shall be 180 days following the Final Closing Date, there will be a cashless exercise option available to the warrant holders at any time during which a registration statement providing for the resale of the warrant shares is not effective, unless the warrant shares may then be freely tradable without limitation pursuant to an exemption from the registration requirements under the Securities Act. Assuming completion of the $2,000,000 Maximum Offering, $650,000 of the net proceeds (after offering expenses) will be used to reduce our outstanding balance to our primary wholesale drug supplier; approximately $350,000 will be used to open our fifth pharmacy in Denver, Colorado; and the remaining net proceeds, estimated at approximately $750,000 will be used for working capital and general corporate purposes (including the repayment of certain debt obligations described below, and the potential opening of as many as two additional pharmacies in 2013 and 2014).

A consent and waiver was obtained from a holder of a majority of the Series A and C preferred stock and a waiver was obtained from the holders of a majority of the Series B preferred stock as required in the certificate of designation. A waiver was obtained from all convertible debenture holders that were required.  As part of the waivers, the Series A, B, and C preferred holders and 100 percent of the applicable convertible debenture holders agreed to waive anti-dilution adjustments which the consenting holder may be entitled under their respective agreements and accept a partial ratchet anti-dilution adjustment with a decrease in the conversion price to $0.90 per share of the Company securities for the private placement provided the minimum unit threshold was met.  The table below summarizes the impact of the $0.90 partial ratchet anti-dilution adjustment by security:

	December 31, 2012	Adjusting Anti-dilution effect	Post Adjusted Anti-dilution effect

Warrants	3,811,116	1,669,056	5,480,172
Stock options	1,840,556	-	1,840,556
Convertible notes	2,304,478	990,844	3,295,322
Series A Preferred	1,292,492	269,848	1,562,340
Series B Preferred	2,993,504	2,988,729	5,982,233
Series C Preferred	451,750	451,028	902,778

	12,693,896	6,369,505	19,063,401

In February 2013, the Company completed initial sales to accredited investors in the private placement described above for twenty-four (24) common stock units for a total of 923,088 shares of common stock at an aggregate purchase price of $600,000 (before deducting expenses and fees related to the private placement) and warrants to purchase an aggregate of 923,088 with an initial exercise price of $0.90 per share.  The private placement is continuing. The Company paid cash fees of $18,000 to the placement agent and is also obligated to issue 27,693 warrants with an exercise price of $0.90 and 27,693 warrants with an exercise price of $0.65 to the placement agent at a negotiated discount rate to the placement agent agreement terms.  The net proceeds of the initial closing of the private placement were used to pay down our outstanding balance with our primary wholesaler.  As part of the private placement, the investors also received warrants to purchase an aggregate of 923,088 shares of the Company’s common stock.

In February and March 2013, the Company also issued a total of 60 shares of Series A Preferred at $1,000 per share for a total of $60,000 to Mosaic Private Equity Fund US, LP, a related party.  The net proceeds of the sale were used for general working capital purposes.

Competition

We face competition with local, regional and national companies, including other drugstore chains, independently owned drugstores and mail order pharmacies.  Competition in this industry is intense primarily because national pharmacies including Walgreens and CVS Pharmacy have expanded significantly and prescription drugs are now offered at a variety of retail establishments when traditionally prescription drugs were only provided at local pharmacies. Supermarkets and discount stores now maintain retail pharmacies onsite as a part of a business plan to provide consumers with all of their retail needs at one location. Many of these retail pharmacies rely substantially on the sale of non-prescription drugs or health and beauty related products to generate revenue.  The business model of retail pharmacies is generally not focused or dedicated to physicians practicing in pain management. These retail pharmacies traditionally keep in inventory non-prescription drugs, or health and beauty related products such as walking canes, bandages and shampoo. Consumers are able to have their prescriptions filled at these retail pharmacies, but typical retail pharmacies either do not keep in inventory or keep limited amounts of Class II drugs in inventory. As a result, the time it takes for traditional retail pharmacies to fill a prescription for Class II drug is extended. Because of our pain management focus, we maintain an appropriate inventory level of Class II drugs to meet the needs of the patients of physicians that send prescriptions to our pharmacies. We view our ability to fill a prescription for Class II drugs without any period of delay as one our competitive strengths.

Research and Development

We did not incur any research and development expenditures in either the fiscal year ended December 31, 2012 or 2011.

Existing and Probable Governmental Regulation

Pharmacy operations are subject to significant governmental regulation on the federal and state level. Compliance with governmental regulation is essential to continued operations. We believe that we are in compliance with each of the laws, rules, and regulations set forth below and have not experienced any incidence of noncompliance.

 Licensure Laws

Each state’s board of pharmacy enforces laws and regulations governing pharmacists and pharmacies. Each of our pharmacies applied and received a license. In addition, each pharmacy must employ a licensed pharmacist to serve as the Pharmacist in Charge (“PIC”). The PIC oversees personnel and reports on the operations at a specific pharmacy. State law regulates the number of employees and clerks that can work under the supervision of one PIC.  Licensure requires strict compliance with state pharmacy standards.

Although we believe our pharmacies are compliant, changes in pharmacy laws and differing interpretations regarding such laws could impact our level of compliance. A pharmacy’s failure to comply with applicable law and regulation could result in licensure revocation as well as the imposition of fines and penalties.

Drug Enforcement Laws

The United States Department of Justice enforces the Drug Enforcement Act through the DEA. The DEA strictly enforces regulations governing controlled substances. In addition to regulation by the DEA, we are subject to significant state regulation regarding controlled substances. Because our pharmacies’ operations focus on highly regulated pain medications, failure to adhere to DEA and state controlled substance requirements could jeopardize our ability to operate. While we believe we are in compliance with current DEA requirements, such requirements and interpretation of these requirements do change over time.

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

Because our business and operations involve providing health care services, we are subject to the Federal Health Care Programs Anti-Kickback Act (the “Act”). The Anti-Kickback Statute, codified in 42 U.S.C. § 1320a-7b(b), prohibits individuals and entities from knowingly and willfully soliciting, receiving, offering or paying any remuneration to other individuals and entities (directly or indirectly, overtly or covertly, in cash or in kind):

·	In return for referring an individual to a person for the furnishing or arranging of any item or service for which payment maybe made under a federal or state healthcare program; or
·
In return for purchasing, leasing, ordering, or arranging for or recommending purchasing, leasing or ordering any good, facility, service or item from which payment may be made under a federal or state health care program.

There are both criminal and civil penalties for violating the Act. Criminal sanctions include a fine not to exceed $25,000 or imprisonment up to five years or both, for each offense. In addition, monetary penalties for each offense may be increased to up to $250,000 for individuals and up to $500,000 for organizations. Civil penalties include fines of up to $50,000 for each violation, monetary damages up to three times the amount paid for referrals and/or exclusion from the Medicare program. Courts have broadly construed the Anti-Kickback Statute to include virtually anything of value given to an individual or entity if one purpose of the remuneration is to influence the recipient’s reason or judgment relating to referrals.

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

If our operations fail to comply with the Act, we could be criminally sanctioned. In addition, the right of any of our pharmacies to participate in governmental health plans could be terminated.  We have a compliance program to ensure that we are in compliance with the Act.

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

State Fraud and Abuse Laws

Certain of the states in which we operate have adopted their own laws similar to the Act and Stark II. However, in some instances, state laws apply to all health care services, regardless of whether such services are payable by a government health plan. For example, in California, physicians and other practitioners are not permitted to own more than 10% of any entity that owns a pharmacy.

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

Management believes that we are in material compliance with these standards. However, HIPAA’s privacy and transaction standards only recently became effective, and the security standards are mandatory as of April 21, 2005. Considering HIPAA’s complexity, there can be no assurance that future changes will not occur. Changes in standards as well as changes in the interpretation of those standards could require us to incur significant costs to ensure compliance.

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

2010 Health Care Reform Legislation

The Patient Protection and Affordable Care Act and the reconciliation law known as Health Care and Education Affordability Reconciliation Act (combined we refer to both Acts as the “2010 Health Care Reform Legislation”) were enacted in March 2010. State participation in the expansion of Medicaid under the 2010 Health Care Reform Legislation is voluntary. Three key provisions of the 2010 Health Care Reform Legislation that are relevant to the Corporation are: (i) the gradual modification to the calculation of the Federal Upper Limit (“FUL”) for drug prices and the definition of Average Manufacturer’s Price (“AMP”), (ii) the closure, over time, of the Medicare Part D coverage gap, which is otherwise known as the “Donut Hole,” and (iii) short cycle dispensing. Regulations under the 2010 Health Care Reform Legislation are expected to continue being drafted, released, and finalized throughout the next several years. Pending the promulgation of these regulations, the Company is unable to fully evaluate the impact of the 2010 Health Care Reform Legislation.

FUL and AMP Changes

The 2010 Health Care Reform Legislation amended the Deficit Reduction Act of 2005 (the “DRA”) to change the definition of the Federal Upper Limit (“FUL”) by requiring the calculation of the FUL as no less than 175% of the weighted average, based on utilization, of the most recently reported monthly AMP for pharmaceutically and therapeutically equivalent multi-source drugs available through retail community pharmacies nationally.

In addition, the definition of AMP changed to reflect net sales only to drug wholesalers that distribute to retail community pharmacies and to retail community pharmacies that directly purchase from drug manufacturers. Further, the 2010 Health Care Reform Legislation continues the current statutory exclusion of prompt pay discounts offered to wholesalers and adds three other exclusions to the AMP definition: i) bona fide services fees; ii) reimbursement for unsalable returned goods (recalled, expired, damaged, etc.); and iii) payments from and rebates/discounts to certain entities not conducting business as a wholesaler or retail community pharmacy. In addition to reporting monthly, the manufacturers are required to report the total number of units used to calculate each monthly AMP. The Centers for Medicare and Medicaid Services (“CMS”) will use this information when it establishes FULs as a result of the new volume-weighted requirements pursuant to the 2010 Health Care Reform Legislation.

In September 2011, CMS issued the first draft FUL reimbursement files for multiple source drugs, including the draft methodology used to calculate the FULs in accordance with the Health Care Legislation. These draft FUL prices are based on the manufacturer reported and certified July 2011 monthly AMP and AMP unit data. CMS continues to release this data monthly and is expected to do so going forward. CMS has not posted monthly AMPs for individual drugs, but only posted the weighted average of monthly AMPs in a FUL group and the calculation methodology.

On February 2, 2012, CMS issued proposed regulations further clarifying the AMP and FUL changes described above and indicated that the final rule would be issued sometime in 2013.

Until CMS provides final guidance and the industry adapts to this now public available pricing information, the Company is unable to fully evaluate the impact of the changes in FUL and AMP to its business.

Part D Coverage Gap

Starting on January 1, 2011, the Medicare Coverage Gap Discount Program (the “Program”) requires drug manufacturers to provide a 50% discount on the negotiated ingredient cost to certain Part D beneficiaries for certain drugs and biologics purchased during the coverage gap (this is exclusive of the pharmacy dispensing fee). In addition, the 2010 Health Care Legislation includes a requirement that closes or eliminates the coverage gap entirely by fiscal year 2020. The coverage gap will be eliminated by gradually reducing the coinsurance percentage for both drugs covered and not covered by the Program for each applicable beneficiary. At this time, we are unable to fully evaluate the impact of the changes to the coverage gap to our business.

Reimbursement

Medicare is a federal program that provides certain hospital and medical insurance benefits to persons age 65 and over and to certain disabled persons. Medicaid is a medical assistance program administered by each state that provides healthcare benefits to certain indigent patients. Within the Medicare and Medicaid statutory framework, there are substantial areas subject to administrative rulings, interpretations, and discretion that may affect payments made under Medicare and Medicaid.

We receive payment for our services from commercial Medicare Part D Plans, third party payors government reimbursement programs such as Medicare and Medicaid, and other non-government sources such as commercial insurance companies, health maintenance organizations, preferred provider organizations, and contracted providers.

Other Laws

In recent years, an increasing number of legislative proposals have been introduced or proposed in Congress and in some state legislatures that would affect major changes in the healthcare system, either nationally or at the state level. The legislative initiatives include prescription drug benefit proposals for Medicare participants. Although we believe we are well positioned to respond to these developments, we cannot predict the outcome or effect of legislation resulting from these reform efforts.

Compliance with Environmental Laws

We did not incur any costs in connection with the compliance with any federal, state, or local environmental laws.

Employees

We currently have 38 employees, of which 36 are full-time employees. Our employees are not represented by labor unions or collective bargaining agreements.

Additional Information

Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to these reports filed or furnished pursuant to Sections 13(a) or 15(d) of the Exchange Act are available free of charge via our website (www.assuredrxservices.com) as soon as reasonably practicable after they are filed with, or furnished to, the SEC.

ITEM 1A. RISK FACTORS

Investment in our common stock involves a number of substantial risks.  Investors should not purchase our stock unless they are able to bear the complete loss of the investment. In addition to the risks and investment considerations discussed elsewhere in this Form 10-K, the following factors should be carefully considered before making an investment decision regarding our securities. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations. If any of the following risks actually occur, our business could be harmed. In such case, the trading price of our securities could decline and investors could lose all or a part of the money paid to buy our securities.

Risks Related to Our Business and Industry

If we do not obtain additional financing, we could be forced to discontinue operations.

As of December 31, 2012, we had cash in the amount of $21,298 and total liabilities in the amount of $7,567,704. During fiscal 2012, we received $350,400 in financing in debt offerings exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”). From January 1, 2013 through March 15, 2013 we received $660,000 in financing in equity offerings exempt from the registration requirements of the Securities Act. However, we still require additional financing to implement our business plan for the next twelve months and open any additional pharmacies.  We also had a working capital deficit of $6,312,121 as of December 31, 2012.  Our current cash on hand is insufficient for us to operate our four existing pharmacies at the current level for the next twelve months.  Our business plan calls for ongoing expenses in connection with salary expense and establishing additional pharmacies. These expenditures are anticipated to be approximately $4,600,000 for the next twelve months. In order to continue to pursue our business plan to establish and operate additional pharmacies, we will require additional funding.  However if we are not able to secure additional funding, the implementation of our business plan will be delayed and our ability to expand and develop additional pharmacies will be impaired and we could be forced to cease operations. We intend to secure additional funding through additional debt or equity financing arrangements, increased sales generated by our operations and reduced expenses. There can be no assurance that we will be successful in raising all of the additional funding that we are seeking

If we are unable to support our current debt service and liabilities as they come due, we will probably be required to discontinue operations.

Our business is highly leveraged, and had total debt and other liabilities in the amount of $7,567,704 net of unamortized discounts of $376,007 at December 31, 2012. This debt includes the $2,589,776 of unsecured convertible notes described herein. In February 2013, we converted $3,534,793 in trade payables and the remaining balance of $293,734 in a secured note into a one year note payable with an interest rate of 6.25 percent with our primary wholesaler.  If we are unable to meet our debt service obligations or default on our obligations in any other way, even if we are otherwise generating earnings and positive cash flow, we could lose substantially all of our business assets as well as being held liable for any deficiency in payment. The net result of such a failure would likely be the end of our business operations and a complete loss of your investment.

Approximately $2,435,196 in principal amount of unsecured convertible debentures is due or will become due in 2013, of which $500,000 is past due.

As of December 31, 2012, we had a cash balance of $21,298. Over the last several years, we have been substantially dependent on funding our operations through the private sale of both equity and debt securities.  Of the $2,435,196 in principal amount of our outstanding convertible debentures coming due in 2013 or already due, $500,000 is currently past due. We are attempting to restructure the terms of the $500,000 in principal amount of our outstanding unsecured convertible debentures which had a maturity date in 2012, but can provide no assurance that the holders of such securities will agree to extend the maturity date on these securities on acceptable terms.  We are also discussing the possibility of these debt holders converting such securities into equity.  If these debenture holders choose not to convert these securities which have a maturity date in 2012 into equity, we will need to repay such debt, or reach an agreement with the debt holders to modify the terms thereof.  If we are forced to repay such debt and are unable to meet these obligations or default on our obligations in any other way, even if we are otherwise generating positive earnings, we could lose substantially all of our business assets as well as being held liable for any deficiency in payment. The net result of such a failure would likely be the end of our business operations and a complete loss of your investment.

We may default on our outstanding obligations under a Purchase Agreement with TPG.

We entered into a Purchase Agreement with TPG and acquired all of the outstanding capital stock of API held by TPG for the purchase price of $460,000 in cash and the issuance of 278 restricted shares of our common stock.  As a result of this transaction, API also became our wholly owned subsidiary.  The cash component of the purchase price is payable in monthly installments over time.  As of March 15, 2013, we had paid TPG an aggregate of $332,500 including principal and interest and our outstanding obligations to TPG under the Purchase Agreement.  Due to our current financial condition, we did not make the required monthly installment payment of $10,000 starting in September 15, 2012 through March 15, 2013 and may be unable to make the delinquent payments or the final payment due to TPG which includes principal and interest on or before July 15, 2013.  As of March 15, 2013, we owe TPG $242,873 plus all accumulated accrued interest.  If we remain unable to fulfill our obligations to TPG under the Purchase Agreement, we will attempt to restructure and extend the terms of payments due to TPG, but can provide no assurance we will be able to do so on acceptable terms or even at all.  In order to secure our obligations under the Purchase Agreement, TPG holds a security interest in the shares of API capital stock acquired by us under the Purchase Agreement.  If TPG should demand payment and we are unable to renegotiate the terms for our outstanding obligations to TPG under the Purchase Agreement, TPG could declare us in default and may seize the shares of API capital stock acquired by us under the Purchase Agreement, which would result in API no longer being a wholly owned subsidiary and have a material adverse effect on our business, operating results and financial condition.  TPG has not issued a notice of default relating to our failure to make the monthly installment payments required under the Purchase Agreement.

There is substantial doubt regarding our ability to continue as a going concern.

As noted in our consolidated financial statements, we had an accumulated stockholders’ deficit of approximately $43.1million and recurring losses from operations as of December 31, 2012.  We also had a working capital deficit of approximately $6.3 million as of December 31, 2012 and debt with maturities one year in the amount of approximately $3.0 million.  From January 1, 2013 through March 15, 2013, the Company has completed equity offerings of $660,000 and restructured the credit facility with its primary wholesaler.  We intend to fund operations through raising additional capital through debt financing and equity issuances, increased sales, and reduced expenses, which may be insufficient to fund our capital expenditures, working capital or other cash requirements for the year ending December 31, 2013. We are continuing to seek additional funds to finance our immediate and long term operations. The successful outcome of future financing activities cannot be determined at this time and there is no assurance that if achieved, we will have sufficient funds to execute our intended business plan or generate positive operating results. These factors, among others, raise substantial doubt about our ability to continue as a going concern.  The audit reports of BDO USA, LLP and UHY, LLP for the fiscal year ended December 31, 2012 and 2011, respectively contain a paragraph that emphasizes the substantial doubt as to our continuance as a going concern.  This is a significant risk that we may not be able to remain operational for an indefinite period of time.

If we are unable to generate significant net revenues from our operations, our business will fail.

As we pursue our business plan, we are incurring significant expenses. We incurred operating expenses for the six months ended December 31, 2012 in the amount of $5,091,210  (excluding non-cash operating expenses of $773,053) and had gross profit of $3,067,126 on sales of $14,145,533 for the same period. We incurred operating expenses for the year ended December 31, 2011 in the amount of $4,455,678 (excluding non-cash operating expenses of $1,535,190) and had gross profit of $3,223,889 on sales of $16,444,573 for the same period. We incurred operating expenses for the year ended December 31, 2010 in the amount of $4,492,937 (excluding non-cash operating expenses of $628,880) and had gross profit of $3,115,688 on sales of $16,276,752 for such period. We have a history of operating losses and cannot guarantee profitable operations in the future.  The success and viability of our business is contingent upon generating significant net revenues from the operations of our pharmacies such that we are able to pay our operating expenses and operate our business at a profit. Currently, we are unable to generate sufficient revenues from our existing business to pay our operating expenses and operate at a profit. In the event that we remain unable to generate sufficient revenues from our pharmacies to pay our operating expenses, we will not be able to achieve profitability or continue operations. In such circumstance, you may lose all of your investment.

Failure to maintain optimal inventory levels could increase our inventory holding costs or cause us to lose sales, either of which could have a material adverse effect on our business, financial condition and results of operations.

We need to maintain sufficient inventory levels to operate our business successfully as well as meet our customers’ expectations. However, we must also guard against the risk of accumulating excess inventory. We are exposed to inventory risks as a result of our growth, changes in physician prescriptions writing practices, manufacturer backorders and other vendor-related problems.  An additional risk to our ability to maintain optimal inventory levels is that our financial condition may inhibit us from securing vendor financing which is a necessity in maintaining proper inventory levels. Carrying too much inventory would increase our inventory holding costs, and failure to have inventory in stock when a prescription is presented for fulfillment could cause us to lose that prescription, lose that customer, or lose the referring physician, any of which could have a material adverse effect on our business, financial condition and results of operations.

If we are unable to hire, retain and motivate qualified personnel, we may not be able to grow effectively and execute our business plan.

We depend on the services of our senior management. We have retained the services of Robert DelVecchio to serve as our Chief Executive Officer, Mike Schneidereit to serve as our Chief Operating Officer and Brett Cormier to serve as our Chief Financial Officer. Our success depends on the continued efforts of Messrs. DelVecchio, Schneidereit and Cormier. The loss of the services of any of these individuals could have an adverse effect on our business, prospects, financial condition, and results of operations.

As our business develops, our success is largely dependent on our ability to hire and retain additional highly qualified managerial, sales and technical personnel. These managerial, technical and sales personnel are generally in high demand and we may not be able to attract the staff we need at a cost that is within our operating budget. In addition, we may lose employees or consultants that we hire due to higher salaries and fees being offered by other businesses. If we do not succeed in attracting excellent personnel or retaining or motivating existing personnel, we may be unable to grow effectively and implement our business plan.

Pending and future litigation could subject us to significant monetary damages and/or require us to change our business practices.

We are subject to risks relating to litigation and other proceedings in connection with the dispensing of pharmaceutical products by our pharmacies. See the subsection entitled “Legal Proceedings” for a description of legal proceedings pending against us. While we believe that the disclosed suit is without merit and intend to contest it vigorously, we can give no assurance that an adverse outcome in this suit or others that may occur in the future would not have a material adverse effect on our consolidated results of operations, consolidated financial position and/or consolidated cash flow from operations, or would not require us to make material changes to our business practices. We periodically respond to subpoenas and requests for information from governmental agencies. To our knowledge, we are not a target or a potential subject of a criminal investigation. We cannot predict with certainty what the outcome of any of the foregoing might be or whether we may in the future become a target or potential target of an investigation or the subject of further inquiries or ultimately settlements with respect to the subject matter of these subpoenas. In addition to potential monetary liability arising from these suits and proceedings, from time to time we incur costs in providing documents to government agencies. Current pending claims and associated costs may be covered by our insurance, but certain other costs are not insured. There can be no assurance that such costs will not increase and/or continue to be material to our performance in the future.

We are largely dependent on one wholesale drug supplier and our results of operations could be materially adversely affected if we are not able to supply our pharmacies with adequate inventory for any reason, including the termination of our relationship with this key supplier.

In the event that we are unable to maintain adequate inventory in any of our pharmacies, we could experience an interruption in our ability to service customers. During the year ended December 31, 2012, we purchased approximately 92% of our inventory of prescription drugs from one wholesale drug supplier (H.D. Smith Wholesale Drug Co.). Although management believes we could obtain a majority of our inventory though another supplier at competitive prices and upon competitive payment terms if our relationship with this wholesale drug supplier is terminated, the termination of our relationship would be likely to adversely affect our business, prospects, financial condition and results of operations.

Because we are dependent on third-party payors, our business is volatile and there is an increased risk of loss of your investment.

Nearly all of our pharmacy sales are to customers whose medications were covered by health benefit plans and other third party payors. Health benefit plans include insurance companies, governmental health programs, workers’ compensation, self-funded ERISA plans, health maintenance organizations, health indemnity insurance, and other similar plans. In general, a health benefit plan agrees to pay for all or a portion of a customer’s eligible prescription purchases. Any significant loss of third-party payor business for any reason could have a material adverse effect on our business and results of operations. These third-party payors could change how they reimburse us, without our prior approval, for the prescription drugs that we provide to their members. In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act granted a prescription drug benefit to participants, which has resulted in us being reimbursed for some prescription drugs at prices lower than our current reimbursement levels. There have been a number of recent proposals and enactments by various states to reduce Medicaid reimbursement levels in response to budget problems, some of which propose to reduce reimbursement levels in the applicable states significantly, and we expect other similar proposals in the future. If third-party payors reduce their reimbursement levels or if Medicare or Medicaid programs cover prescription drugs at lower reimbursement levels, our margins on these sales would be reduced, and the profitability of our business and our results of operations, financial condition or cash flows would be adversely affected. Additionally, there are no guarantees that health benefit plans will contract with our pharmacies.

Continuing government and private efforts to contain healthcare costs may reduce our future revenue.

We could be adversely affected by the continuing efforts of government and private payors to contain healthcare costs. To reduce healthcare costs, payors seek to lower reimbursement rates, limit the scope of covered services and negotiate reduced or capped pricing arrangements. While many of the proposed policy changes would require congressional approval to implement, we cannot assure you that reimbursement payments under governmental and private third party payer programs will remain at levels comparable to present levels or will be sufficient to cover the costs allocable to patients eligible for reimbursement under these programs. Any changes that lower reimbursement rates under Medicare, Medicaid or private pay programs could result in a substantial reduction in our net operating revenues. Our operating margins may continue to be under pressure because of deterioration in reimbursement, changes in payer mix and growth in operating expenses in excess of increases, if any, in payments by third party payors.

The changing U.S. healthcare industry and increasing enforcement environment may negatively impact our business.

In recent years, the healthcare industry has undergone significant changes in an effort to reduce costs and government spending. These changes include an increased reliance on managed care and cuts in Medicare funding.

We expect the healthcare industry to continue to change significantly in the future. Some of these potential changes, such as a reduction in governmental support of healthcare services or adverse changes in legislation or regulations governing prescription drug pricing or mandated benefits may cause healthcare payors to reduce the price they are willing to pay for pharmaceutical drugs. If we are unable to adjust to changes in the healthcare environment, it could have a material adverse effect on our financial position, results of operations and liquidity.

Further, both federal and state government agencies have increased their focus on and coordination of civil and criminal enforcement efforts in the healthcare area. The OIG and the U.S. Department of Justice have, from time to time, established national enforcement initiatives, targeting all providers of a particular type, that focus on specific billing practices or other suspected areas of abuse. In addition, under the federal False Claims Act, private parties have the right to bring “qui tam” whistleblower lawsuits against companies that submit false claims for payments to the government. A number of states have adopted similar state whistleblower and false claims provisions.

We are subject to increased costs and regulatory scrutiny relating to us carrying a larger amount of Schedule II drugs in inventory than most other pharmacies.

Because our business model focuses on servicing pain management doctors and chronic pain patients, we carry a larger amount of Schedule II drugs in inventory than most other pharmacies.  Schedule II drugs, considered narcotics by the United States Drug Enforcement Administration (“DEA”), are the most addictive and considered to present the highest risk of abuse.  For this reason, Schedule II drugs are highly regulated by the DEA such regulations are more stringent that regulations impacting Schedule III and IV drugs.  The manufacture, shipment, storage, sale and use of controlled substances are subject to a high degree of regulation, including security, record-keeping and reporting obligations enforced by the DEA. This high degree of regulation associated with our sale of Schedule II drugs can result in significant regulatory costs in order to comply with the required regulations and also result in increased acquisition costs, which may reduce our profit margin and have a material adverse effect on our business, operating results and financial condition.

Changes in Medicare Part D and current and future regulations promulgated thereunder could adversely affect our revenue and impose increased costs.

The Medicare Prescription Drug Improvement and Modernization Act of 2003 ("MMA") included a major expansion of the Medicare program with the addition of a prescription drug benefit under the new Medicare Part D program. The continued impact of these regulations depends upon a variety of factors, including our ongoing relationships with the Part D Plans and the patient mix of our customers. Future modifications to the Medicare Part D program may reduce revenue and impose additional costs to our industry. In addition, we cannot assure you that Medicare Part D and the current and future regulations promulgated under Medicare Part D will not have a material adverse effect on our institutional pharmacy business.

If we fail to comply with complex and rapidly evolving laws and regulations, we could suffer penalties or be unable to operate our business.

We are subject to numerous federal and state regulations. Each of our pharmacy locations must be licensed by the state government. The licensing requirements vary from state to state. An additional registration certificate must be granted by the DEA, and, in some states, a separate controlled substance license must be obtained to dispense Class II drugs. In addition, pharmacies selling Class II drugs are required to maintain extensive records and often report information to state agencies. If we fail to comply with existing or future laws and regulations, we could suffer substantial civil or criminal penalties, including the loss of our licenses to operate our pharmacies and our ability to participate in federal and state healthcare programs. As a consequence of the severe penalties we could face, we must devote significant operational and managerial resources to complying with these laws and regulations. Although we believe that we are substantially compliant with all existing statutes and regulations applicable to our business, different interpretations and enforcement policies of these laws and regulations could subject our current practices to allegations of impropriety or illegality, or could require us to make significant changes to our operations. In addition, we cannot predict the impact of future legislation and regulatory changes on our business or assure that we will be able to obtain or maintain the regulatory approvals required to operate our business.

If we fail to comply with Medicare and Medicaid regulations, including the federal anti-kickback statute, we may be subjected to penalties or loss of eligibility to participate in these programs.

The Medicare and Medicaid programs are highly regulated. These programs are also subject to frequent and substantial changes. If we fail to comply with applicable reimbursement laws and regulations, whether purposely or inadvertently, our reimbursement under these programs could be curtailed or reduced or we could become ineligible to continue to participate in these programs. Federal or state governments may also impose other penalties on us for failure to comply with the applicable reimbursement regulations.

Among these laws is the federal anti-kickback statute. This statute prohibits anyone from knowingly and willfully soliciting, receiving, offering or paying any remuneration with the intent to induce a referral, or to arrange for the referral or order of, services or items payable under a federal healthcare program. Courts have interpreted this statute broadly. Violations of the anti-kickback statute may be punished by a criminal fine of up to $25,000 for each violation or imprisonment, civil money penalties of up to $50,000 per violation and damages of up to three times the total amount of the remuneration and/or exclusion from participation in federal health care programs, including Medicare and Medicaid. This law impacts the relationships that we may have with potential referral sources. We have relationships with a variety of potential referral sources, including physicians. The Office of Inspector General (“OIG”) at the U.S. Department of Health and Human Services (“HHS”), or OIG, among other regulatory agencies, is responsible for identifying and eliminating fraud, abuse or waste. The OIG carries out this responsibility through a nationwide program of audits, investigations and inspections. The OIG has promulgated safe harbor regulations that outline practices that are deemed protected from prosecution under the anti-kickback statute. While we endeavor to comply with the applicable safe harbors, certain of our current arrangements may not qualify for safe harbor protection. Failure to meet a safe harbor does not mean that the arrangement necessarily violates the anti-kickback statute, but may subject the arrangement to greater scrutiny. It cannot be assured that practices outside of a safe harbor will not be found to violate the anti-kickback statute.

The anti-kickback statute and similar state laws and regulations are expansive. We do not always have the benefit of significant regulatory or judicial interpretation of these laws and regulations. In the future, different interpretations or enforcement of these laws and regulations could subject our current or past practices to allegations of impropriety or illegality, or could require us to make changes in our pharmacies, personnel, services and operating expenses. A determination that we have violated these laws, or the public disclosure that we are being investigated for possible violations of these laws, could have a material adverse effect on our business, financial condition, results of operations or prospects and our business reputation could suffer significantly. If we fail to comply with the anti-kickback statute or other applicable laws and regulations, we could be subjected to liabilities, including criminal penalties, civil penalties (including the loss of our licenses to operate one or more pharmacies), and exclusion of one or more pharmacies from participation in the Medicare, Medicaid and other federal and state health care programs. In addition, we are unable to predict whether other legislation or regulations at the federal or state level will be adopted, what form such legislation or regulations may take or their impact.

Federal and state medical privacy regulations may increase the costs of operations and expose us to civil and criminal sanctions.

We must comply with extensive federal and state requirements regarding the transmission and retention of health information. The Health Insurance Portability and Accountability Act of 1996 and its implementing regulations, referred to as HIPAA, was enacted to ensure that employees can retain and at times transfer their health insurance when they change jobs, to enhance the privacy and security of personal health information and to simplify healthcare administrative processes. HIPAA requires the adoption of standards for the exchange of electronic health information. Failure to comply with HIPAA could result in fines and penalties that could have a material adverse effect on our results of operations, financial condition, and liquidity.

Unexpected safety or efficacy concerns may arise from pharmaceutical products.

Unexpected safety or efficacy concerns can arise with respect to pharmaceutical drugs dispensed at our pharmacies, whether or not scientifically justified, leading to product recalls, withdrawals or declining sales. If we fail to or do not promptly withdraw pharmaceutical drugs upon a recall by a drug manufacturer, our business and results of operations could be negatively impacted.

Prescription volumes may decline, and our net revenues and ability to generate earnings may be negatively impacted, if products are withdrawn from the market or if increased safety risk profiles of specific drugs result in utilization decreases.

We dispense significant volumes of drugs from our pharmacies. These volumes are the basis for our net revenues. When increased safety risk profiles of specific drugs or classes of drugs result in utilization decreases, physicians may cease writing or reduce the numbers of prescriptions written for these drugs. Additionally, negative press regarding drugs with higher safety risk profiles may result in reduced consumer demand for such drugs. On occasion, products are withdrawn by their manufacturers. In cases where there are no acceptable prescription drug equivalents or alternatives for these prescription drugs, our volumes, net revenues, profitability and cash flows may decline.

Certain risks are inherent in providing pharmacy services; our insurance may not be adequate to cover any claims against us.

Pharmacies are exposed to risks inherent in the packaging and distribution of pharmaceutical products, such as with respect to improper filling of prescriptions, labeling of prescriptions, adequacy of warnings, unintentional distribution of counterfeit drugs and expiration of drugs. In addition, federal and state laws that require our pharmacists to offer counseling, without additional charge, to their customers about medication, dosage, delivery systems, common side effects and other information the pharmacists deem significant can impact our business. Our pharmacists may also have a duty to warn customers regarding any potential negative effects of a prescription drug if the warning could reduce or eliminate these effects. Although we maintain professional liability insurance and an umbrella policy, from time to time, claims may result in the payment of significant amounts, some portions of which may not be funded by insurance.  Our current professional liability insurance coverage is $2 million per occurrence and $4 million in annual aggregate.  In addition, we carry an additional umbrella policy for coverage up to an additional $ 4 million in the aggregate. We cannot assure you that the coverage limits under our insurance programs will be adequate to protect us against future claims, or that we will be able to maintain this insurance on acceptable terms in the future. Our results of operations, financial condition or cash flows may be adversely affected if in the future our insurance coverage proves to be inadequate or unavailable or there is an increase in liability for which we self-insure or we suffer reputational harm.

Legal and regulatory changes reducing reimbursement rates for pharmaceuticals may reduce our gross profit.

Our own gross profit margins may be adversely affected by laws and regulations reducing reimbursement rates and charges. Our revenues are determined by a number of factors, including the mix of pharmaceuticals dispensed, whether the drugs are brand or generic and the rates of reimbursement among payors. Changes in the payor mix among private pay, Medicare and Medicaid can also significantly affect our earnings and cash flow.

If competition increases, our ability to attract and retain customers or expand our business could be impaired.

We face competition with local, regional and national companies, including other drugstore chains, independently owned drugstores and mail order pharmacies.  Competition in this industry is intense primarily because national pharmacies including Walgreens and CVS Pharmacy have expanded significantly.  Prescription drugs are now offered at a variety of retail establishments. Supermarkets and discount stores now maintain retail pharmacies onsite as a part of a business plan to provide consumers with all of their retail needs at one location. Many of these retail pharmacies rely substantially on the sale of non-prescription drugs or health and beauty related products to generate revenue. Our management is unaware of any company that operates pharmacies in the United States that exclusively dispense pharmaceutical products to patients who require medication for chronic pain management. Our business, prospects, financial condition, and results of operations could be negatively impacted if chain retail pharmacies revise their business model to focus on dispensing pharmaceutical products to patients who require medication for chronic pain management. We may not be able to effectively compete against them because our existing and potential competitors may have financial and other resources that are superior to ours. We cannot assure you that we will be able to continue to compete effectively in our market or increase our sales volume in response to further increased competition. In addition, we may be at a competitive disadvantage because we are more highly leveraged than our competitors. If we are unable to compete effectively with our competition, we will not be able to attract and retain business resulting in a loss of business and potential discontinuation of operations.

A significant disruption in our computer systems or a cyber security breach could adversely affect our operations.

We rely extensively on our computer systems to manage our ordering, pricing, point-of-sale, inventory replenishment and other processes. Our systems are subject to damage or interruption from power outages, computer and telecommunications failures, computer viruses, cyber security breaches, vandalism, severe weather conditions, catastrophic events and human error, and our disaster recovery planning cannot account for all eventualities. If our systems are damaged, fail to function properly or otherwise become unavailable, we may incur substantial costs to repair or replace them, and may experience loss of critical data and interruptions or delays in our ability to perform critical functions, which could adversely affect our business and results of operations. Any compromise of our security could also result in a violation of applicable privacy and other laws, significant legal and financial exposure, damage to our reputation, loss or misuse of the information and a loss of confidence in our security measures, which could harm our business.

Our ability to conduct operations depends on the security and stability of our technology infrastructure as well as the effectiveness of, and our ability to execute, business continuity plans across our operations. A failure in the security of our technology infrastructure or a significant disruption in service within our operations could materially adversely affect our business, the results of our operations and our financial position.

We maintain, and are dependent on, a technology infrastructure platform that is essential for many aspects of our business operations. It is imperative that we securely store and transmit confidential data, including personal health information, while maintaining the integrity of our confidential information. We have designed our technology infrastructure platform to protect against failures in security and service disruption. However, any failure to protect against a security breach or a disruption in service could materially adversely impact our business operations and our financial results. Our technology infrastructure platform requires an ongoing commitment of significant resources to maintain and enhance systems in order to keep pace with continuing changes as well as evolving industry and regulatory standards. In addition, we may from time to time obtain significant portions of our systems-related or other services or facilities from independent third parties, which may make our operations vulnerable to such third parties’ failure to adequately perform. In the event we or our vendors experience malfunctions in business processes, breaches of information systems, failure to maintain effective and up-to-date information systems or unauthorized or non-compliant actions by any individual, this could disrupt our business operations or impact patient safety, result in customer and member disputes, damage our reputation, expose us to risk of loss, litigation or regulatory violations, increase administrative expenses or lead to other adverse consequences.

We operate dispensing pharmacies and corporate facilities that depend on the security and stability of technology infrastructure. Any service disruption at any of these facilities due to failure or disruption of technology, malfunction of business process, disaster or catastrophic event could, temporarily or indefinitely, significantly reduce, or partially or totally eliminate our ability to process and dispense prescriptions and provide products and services to our clients and members. Any such service disruption at these facilities or to this infrastructure could have a material adverse effect on our business operations and our financial results.

Our failure to effectively manage new pharmacy openings could lower our sales and profitability.

Our strategic plan is largely dependent upon securing additional financing and opening new pharmacies and operating them profitably. Our ability to open new pharmacies and operate them profitably depends upon a number of factors, some of which may be beyond our control. These factors include:

·	the ability to identify new pharmacies locations, negotiate suitable leases and build out the pharmacies in a timely and cost efficient manner;
·	the ability to hire and train skilled pharmacists and other employees;
·	the ability to integrate new pharmacies into our existing operations and leverage existing infrastructure; and
·	the ability to increase sales at new pharmacies locations.

A failure to manage new pharmacy openings in a timely and cost efficient manner would adversely affect our results of operations, financial condition and cash flows.

We will not be able to compete effectively if we are unable to attract, hire and retain qualified pharmacists.

There is a nationwide shortage of qualified pharmacists. We currently employ four pharmacists, one pharmacist at each operating pharmacy. Although we have not experienced any difficulty recruiting pharmacists in the past, we may experience difficulty attracting, hiring and retaining qualified pharmacists in the future. If we are unable to attract, hire and retain enough qualified pharmacists, our business, prospects, financial condition, and results of operations could be adversely affected.

We will incur increased costs as a result of being a public reporting company.

As a public reporting company, we now face increased legal, accounting, administrative and other costs and expenses as a public reporting company that we did not incur as a private company. The Sarbanes-Oxley Act of 2002, including the requirements of Section 404, as well as new rules and regulations subsequently implemented by the Securities and Exchange Commission and the Public Company Accounting Oversight Board impose additional reporting and other obligations on public reporting companies. We expect that compliance with these public company requirements will increase our costs and make some activities more time-consuming. A number of those requirements will require us to carry out activities we have not done recently or at all. For example, we will adopt new internal controls and disclosure controls and procedures. In addition, we will incur additional expenses associated with our Securities and Exchange Commission reporting requirements. For example, under Section 404 of the Sarbanes-Oxley Act, we will need to document and test our internal control procedures and our management will need to assess and report on our internal control over financial reporting. Furthermore, if we identify any issues in complying with those requirements (for example, if we or our accountants identify a material weakness or significant deficiency in our internal control over financial reporting), we could incur additional costs rectifying those issues, and the existence of those issues could adversely affect us, our reputation or investor perceptions of us. It also could become more difficult for us to attract and retain qualified persons to serve on our board of directors or as executive officers. We expect that the additional reporting and other obligations imposed on us by these rules and regulations will increase our legal and financial compliance costs and the costs of our related legal, accounting and administrative activities significantly.  Management estimates that compliance with the Exchange Act reporting requirements as a reporting company will cost in excess of $50,000 annually.  Given our current financial resources, these additional compliance costs could have a material adverse impact on our financial position and ability to achieve profitable results. These increased costs will require us to divert money that we could otherwise use to expand our business and achieve our strategic objectives.

The health of the economy in general and in the markets we serve could adversely affect our business and our financial results.

Our business is affected by the economy in general, including changes that could affect drug utilization trends, resulting in an adverse effect on our business and financial results. Although a recovery might be underway, it is possible that a worsening of the economic environment will cause decline in drug utilization, and dampen demand for pharmaceutical drugs. If this were to occur, our business and financial results could be adversely affected.

Risk Factors Relating to Our Common Stock

Our debenture holders and preferred stockholders would have priority in distributions over our common stockholders following a liquidation event affecting the company. As a result, in the event of a liquidation event, our common stockholders would receive distributions only after priority distributions are paid and may receive nothing in liquidation.

In the event of any Liquidation (as such term is defined in our Certificate of Designation of Series A, B and C Convertible Preferred Stock), the holders of our outstanding Series A, Series B and Series C Convertible Preferred Stock (collectively, “Preferred Stock”) would be entitled to a liquidation preference payment of $1,000 per share of Preferred Stock prior and in preference to any payment to holders of the Common Stock.  As a result, our Preferred Stock has an aggregate liquidation preference of approximately $7,663,000.  Any proceeds after payment of the liquidation preference payment shall be paid pro rata to the holders of Preferred Stock and Common Stock on an as converted to Common Stock basis.  The liquidation preference for our outstanding debentures ranks senior to our Preferred Stock and Common Stock.  As such, holders of Common Stock might receive nothing in liquidation, or receive much less than they would if there were no Preferred Stock outstanding.

We intend to secure additional funding in the future through issuances of securities and such additional funding may be dilutive to stockholders or impose operational restrictions.

We intend to secure additional funding in the future to help establish pharmacies and fund our operations through sales of shares of our common or preferred stock or securities convertible into shares of our common stock, as well as issuances of debt. Such additional financing may be dilutive to our stockholders, and debt financing, if available, may involve restrictive covenants which may limit our operating flexibility. If additional capital is raised through the issuances of shares of our common or preferred stock or securities convertible into shares of our common stock, the percentage ownership of existing stockholders will be reduced. These stockholders may experience additional dilution in net book value per share and any additional equity securities may have rights, preferences and privileges senior to those of the holders of our common stock.

Our principal stockholder currently has the ability to elect a majority of our directors and may have different interests than us or other stockholders in the future.

Mosaic Capital Advisors, LLC (“Mosaic”) beneficially owns approximately 44.2% of our outstanding common stock and will beneficially own 92.2% of our outstanding Series A Convertible Preferred Stock. So long as 35% of the authorized shares of Series A Preferred Stock are outstanding, the holders of outstanding shares of Series A Preferred Stock shall, voting together as a separate class, be entitled to elect four Directors to the Board and partially exercised this right by appointing Messrs. Sheth, Bilodeau and Eagle to serve as directors.  As a result, Mosaic has the ability to exert control over our management and affairs and over matters requiring stockholder approval, including the election of a majority of our directors and approval of significant corporate transactions. In addition, this concentration of ownership may delay or prevent a change in our control and might affect the market price of our common stock, even when a change in control may be in the best interest of all stockholders. Furthermore, the interests of this concentration of ownership may not always coincide with our interests or the interests of other stockholders.

We have issued and may issue additional shares of preferred stock with superior rights than the common stock, which could result in a decrease in the value of our common stock and further delay or prevent a change in control of us.

Our board of directors is authorized to issue up to 5,000,000 shares of preferred stock.  As of March 15, 2013, there were (i) 1,466 shares of Series A Preferred Stock issued and outstanding, which are convertible into 1,629,006 shares of common stock; (ii) 5,384 shares of Series B Preferred Stock issued and outstanding, which are convertible into 5,982,233 shares of common stock; and  (iii) 813 shares of Series C Preferred Stock issued and outstanding, which are convertible into 902,778 shares of common stock.  Our board of directors has the power to establish the dividend rates, liquidation preferences, voting rights, redemption and conversion terms and privileges with respect to any series of preferred stock. The issuance of any shares of preferred stock having rights superior to those of the common stock may result in a decrease in the value or market price of the common stock. Holders of preferred stock may have the right to receive dividends, preferences in liquidation and conversion rights. The issuance of preferred stock could, under certain circumstances, have the effect of delaying, deferring or preventing a change in control of us without further vote or action by the stockholders and may adversely affect the voting and other rights of the holders of common stock.

If we are unable to achieve net revenues milestones, we will be required to issue additional common stock and common stock warrants resulting in additional dilution to our stockholders.

Our 2013 private placement is subject to certain “Make Whole” adjustments based on consolidated revenues for the fiscal year 2013.  As of March 15, 2013, we have completed sales of $600,000 in securities per the private placement for a total of 923,088 common shares and 923,088 common stock warrants with an exercise price of $0.90 per share. In the event that the minimum revenue milestone is not reached, the investors would receive 1,500,000 common shares and 1,500,000 common stock warrants with an exercise price of $0.55 per share.

If we issue common stock at a price below the effective common stock price of previous issuances, we may be required to issue additional common stock and common stock warrants resulting in additional dilution to our stockholders.

All of the Company’s convertible notes and related warrants, preferred stock, and the common stock and related warrants issued in the 2013 private placement contain anti-dilution provisions that give the investors the right to equal price adjustments in the event of the issuance of stock below the current price of the existing investor.   The investors also have the right to waive their respective anti-dilution rights.  In the event that the Company is required to issue shares below the effective price and is unable to obtain waivers, the issuance of additional common stock and warrants will be required resulting in additional dilution to existing stockholders.

Trading on the OTC Markets is volatile and sporadic, which could depress the market price of our common stock and make it difficult for our stockholders to resell their shares.

Our common stock is quoted on the OTC Markets.  Trading in stock quoted on the OTC Markets is often thin and characterized by wide fluctuations in trading prices, due to many factors, some of which may have little to do with our operations or business prospects.  This volatility could depress the market price of our common stock for reasons unrelated to operating performance.  Moreover, the OTC Markets is not a stock exchange, and trading of securities on the OTC Markets is often more sporadic than the trading of securities listed on a quotation system like NASDAQ or a stock exchange like NYSE or Amex.  These factors may result in investors having difficulty reselling any shares of our common stock.

 Because our common stock is quoted and traded on the OTC Markets, short selling could increase the volatility of our stock price.

Short selling occurs when a person sells shares of stock which the person does not yet own and promises to buy stock in the future to cover the sale.  The general objective of the person selling the shares short is to make a profit by buying the shares later, at a lower price, to cover the sale.  Significant amounts of short selling, or the perception that a significant amount of short sales could occur, could depress the market price of our common stock. In contrast, purchases to cover a short position may have the effect of preventing or retarding a decline in the market price of our common stock, and together with the imposition of the penalty bid, may stabilize, maintain or otherwise affect the market price of our common stock.  As a result, the price of our common stock may be higher than the price that otherwise might exist in the open market.  If these activities are commenced, they may be discontinued at any time.  These transactions may be effected on the OTC Markets or any other available markets or exchanges.  Such short selling if it were to occur could impact the value of our stock in an extreme and volatile manner to the detriment of our shareholders.

Our stock price is likely to be highly volatile because of several factors, including a limited public float.

The market price of our common stock has been volatile in the past and is likely to be highly volatile in the future because there has been a relatively thin trading market for our stock, which causes trades of small blocks of stock to have a significant impact on our stock price.  Our stockholders  may not be able to resell shares of our common stock following periods of volatility because of the market’s adverse reaction to volatility.

 Other factors that could cause such volatility may include, among other things:

·	actual or anticipated fluctuations in our operating results;
·	the absence of securities analysts covering us and distributing research and recommendations about us;
·	we may have a low trading volume for a number of reasons, including that a large portion of our stock is closely held;
·	overall stock market fluctuations;
·	announcements concerning our business or those of our competitors;

·	actual or perceived limitations on our ability to raise capital when we require it, and to raise such capital on favorable terms;
·	conditions or trends in the industry;
·	litigation;
·	changes in market valuations of other similar companies;
·	future sales of common stock;
·	departure of key personnel or failure to hire key personnel; and
·	general market conditions.

Any of these factors could have a significant and adverse impact on the market price of our common stock. In addition, the stock market in general has at times experienced extreme volatility and rapid decline that has often been unrelated or disproportionate to the operating performance of particular companies. These broad market fluctuations may adversely affect the trading price of our common stock, regardless of our actual operating performance.

FINRA (“Financial Industry Regulatory Authority”) sales practice requirements may limit a stockholder’s ability to buy and sell our stock.

FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may have the effect of reducing the level of trading activity and liquidity of our common stock. Further, many brokers charge higher transactional fees for penny stock transactions. As a result, fewer broker-dealers may be willing to make a market in our common stock, which may limit your ability to buy and sell our stock.

Because our common stock is quoted on the OTC Markets and is subject to the “Penny Stock” rules, investors may have trouble reselling their shares.

Broker-dealer practices in connection with transactions in “penny stocks” are regulated by penny stock rules adopted by the Securities and Exchange Commission. Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on some national securities exchanges or quoted on the over-the-counter markets). The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and, if the broker-dealer is the sole market maker, the broker-dealer must disclose this fact and the broker-dealer’s presumed control over the market, and monthly account statements showing the market value of each penny stock held in the customer’s account. In addition, broker-dealers who sell these securities to persons other than established customers and “accredited investors” must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction.   Should a broker-dealer be required to provide the above disclosures or fail to deliver such disclosures on the execution of any transaction involving a penny stock in violation of federal or state securities laws, an investor may be able to cancel his or her purchase and get the money back.  In addition, if the stocks are sold in a fraudulent manner, you may be able to sue the persons and firms that caused the fraud for damages. If an investor has signed an arbitration agreement, however, the investor may have to pursue the claim through arbitration.  Consequently, these requirements may have the effect of reducing the level of trading activity, if any, in the secondary market for a security subject to the penny stock rules, and investors in our common stock may find it difficult to sell their shares.

If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud resulting in current and potential stockholders losing confidence in our financial reporting.

Effective internal controls are necessary for us to provide reliable financials reports and effectively prevent fraud. If we cannot provide reliable financial reports or prevent fraud, our operating results could be harmed. We have during fiscal 2008 discovered, and may in the future discover, areas of our internal controls that need improvement.  During fiscal 2008, our internal controls need improvement and the primary contributing factors to the need for such improvement were that we did not maintain a sufficient complement of personnel with a level of knowledge of our accounting records and technical competence to ensure proper application of U.S. generally accepted accounting principles and we did not maintain sufficient written policies and procedures, and support.  We remediate these issues by retaining new personnel with the requisite level of knowledge and experience, including Mr. Brett Cormier as our Chief Financial Officer, and developing and implementing appropriate written policies and procedures.  Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.

We have never paid dividends and have no plans to in the future.

Holders of shares of our common stock are entitled to receive such dividends as may be declared by our board of directors. To date, we have paid no cash dividends on our shares of common stock and we do not expect to pay cash dividends on our common stock in the foreseeable future. We intend to retain future earnings, if any, to provide funds for operations of our business. Therefore, any return investors in our common stock may have will be in the form of appreciation, if any, in the market value of their shares of common stock. See “Dividend Policy.”

We provide indemnification of our officers and directors and we may have limited recourse against these individuals.

Our Amended and Restated Articles of Incorporation and Bylaws contain broad indemnification and liability limiting provisions regarding our officers and directors, including the limitation of liability for certain violations of fiduciary duties. We therefore will have only limited recourse against these individuals.

ITEM 1B.         UNRESOLVED STAFF COMMENTS

None.

ITEM 2.            PROPERTIES

We are currently leasing our executive offices and pharmacy locations. Our executive offices are located at 2595 Dallas Parkway, Suite 206, Frisco, TX 75034 and consist of approximately 1,500 square feet.  Monthly rent under the lease for our executive offices is approximately $2,900.

As discussed in Item one, we currently operate four retail pharmacies, located in Riverside, California: Kirkland, Washington; Gresham Oregon; and Leawood, Kansas.   Each of our retail pharmacies are approximately 1,500 square feet and are leased from various property management companies for approximately five years.  Monthly rent under each of the leases for our pharmacies ranges from $1,200 to $3,700.

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

On March 18, 2011, a lawsuit was filed by Tim Chandler, Jodi Marshall, Christie Garner, the Estate of Thomas Pike, Jr., and Angie Hernandez in the Circuit Court of the State of Oregon for Multnomah County against Payette Clinics, P.C., Scott Pecora, Kelly Bell, Penny Steers and our wholly-owned subsidiaries, Assured Pharmacies Northwest, Inc. and Assured Pharmacy Gresham, Inc. The lawsuit arises from allegations that nurse practitioners at Payette Clinics, P.C. prescribed the five plaintiffs controlled substances in amounts that were excessive under the appropriate medical standard of care.  Only one of the plaintiffs, Tim Chandler, brought claims against our subsidiaries.  Mr. Chandler’s claims against our subsidiaries were for negligence on the basis of allegations that our subsidiaries knew or had reason to know that the prescriptions fell below the standard of care applicable to the prescription of such controlled substances but nonetheless filled the prescriptions.  The plaintiffs, as a whole, submitted a prayer for $7,500,000 in damages.  Mr. Chandler only seeks “an amount to be proven at trial” for noneconomic damages and unnecessary expenses.  Management believes that the allegations against our subsidiaries are without merit and plans to vigorously defend this claim.  We have $2,000,000 in insurance coverage for claims relating to pharmacy negligence.  This lawsuit has been stayed as a result of a co-defendant in this lawsuit (Payette Clinics, P.C.) having filed for bankruptcy.  The bankruptcy has since been discharged and the automatic stay lifted.  The state court stay has also been lifted and the case is now proceeding.  The Company has denied any liability and is vigorously defending this action.

ITEM 4.            MINE SAFETY DISCLOSURES

Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

Name	Age	Position(s)

Robert DelVecchio	48	Chief Executive Officer & Director
Mike Schneidereit	39	Chief Operating Officer
Brett Cormier	45	Chief Financial Officer

The following is information about our executive officers as of the date of this report.

Robert DelVecchio. Mr. DelVecchio has been our Chief Executive Officer and a director since February 2005.  In addition to leading our organization, Mr. DelVecchio’s responsibilities also include sales, investor relations, business development and fund raising. Since 1995, Mr. DelVecchio has acted as Chief Executive Officer and President of Brockington Securities, Inc., a broker-dealer and member of the FINRA from May 1995 - June 2010.  Mr. DelVecchio is also a member of the board of directors of IGHL Foundation, a charitable organization that provides programs, services and support for people with developmental disabilities in the New York tri-state region.

Mike Schneidereit.  Mr. Schneidereit joined us in October 2008 and became our Chief Operating Officer in May 2009.   Mr. Schneidereit’s responsibilities include pharmacy operations, sales, purchasing and information technology. From March 2006 to 2008, Mr. Schneidereit was the Director of Operations for SureHealth, LLC where he was responsible for the management of their specialty pharmacy line of business and corporate information technology.

Brett Cormier, C.P.A. Mr. Cormier joined us in September 2008 and became our Chief Financial Officer in May 2009.  Mr. Cormier is responsible for the management of the finance, accounting, human resources functions and our overall corporate administration. From February 2007 to August 2008, Mr. Cormier served as Chief Financial Officer of Sleep Holdings, Inc. and previously served as Vice President of Finance and Corporate Controller for First Broadcasting, LLC from August 2006 to January 2007.  From February 2003 to July 2007, Mr. Cormier served as Vice President of Finance for Holigan Investment Group, Ltd.  From April 1999 to February 2003, Mr. Cormier served as Corporate Controller of Monarch Dental Corporation.

PART II

ITEM 5.            MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is currently quoted on the OTC Markets. The OTC Market is a network of security dealers who buy and sell stock. The dealers are connected by a computer network that provides information on current “bids” and “asks”, as well as volume information. Our shares are quoted on the OTC Markets under the symbol “APHY.”

The following table sets forth the range of high and low closing bid quotations for our common stock for each of the periods indicated as reported by the OTC Markets. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.  As of the close of business on April 15, 2011, we effectuated a 1-for-180 reverse stock split.  All prices in the following table reflect post-reverse split prices.

Fiscal Year Ended December 31, 2012
	High Bid	Low Bid
Fiscal Quarter Ended:
March 31, 2012	$0.80	$0.20
June 30, 2012	$0.90	$0.34
September 30, 2012	$0.61	$0.50
December 31, 2012	$0.50	$0.20

Fiscal Year Ended December 31, 2011
	High Bid	Low Bid
Fiscal Quarter Ended:
March 31, 2011	$1.35	$0.43
June 30, 2011	$1.16	$0.01
September 30, 2011	$1.15	$0.65
December 31, 2011	$0.75	$0.51

Holders of Common Stock

As of March 15, 2013, there were approximately 153 record holders of our common stock.  This number does not include stockholders whose shares are held in securities position listings.

Dividends

We have not paid or declared any dividends on our common stock and we do not anticipate paying dividends on our common stock in the foreseeable future.

Issuer Purchases of Equity Securities

None.

Recent Sales of Unregistered Securities

The following is a summary of recent transactions by us involving sales or our securities that were not registered under the Securities Act.

Common Stock and Warrant Issuances

On March 23, 2012, we issued to one holder of Series A Convertible Preferred Stock a total of 104,250 shares of common stock upon the conversion of 150 shares of Series A Convertible Preferred Stock. The shares of common stock were issued pursuant to the provisions of Section 3(a)(9) of the Securities Act of 1933. We did not receive any proceeds upon conversion of such preferred shares and such issuances involved the issuance of shares to existing security holders in exchange for other securities.

For each of the following common stock issuances, these securities were issued upon the exemption from the registration provisions of the Securities Act of 1933 provided for by Section 4(2) thereof for transactions not involving a public offering. There were no underwriters or placement agents employed in connection with any of these transactions.  Use of this exemption is based on the following facts:

·	Neither we nor any person acting on our behalf solicited any offer to buy nor sell securities by any form of general solicitation or advertising.
·
The recipients were either accredited or otherwise sophisticated individuals who had such knowledge and experience in business matters that they were capable of evaluating the merits and risks of the prospective investment in our securities.

·	The recipients had access to business and financial information concerning our company.
·
All securities issued were issued with a restrictive legend and may only be disposed of pursuant to an effective registration or exemption from registration in compliance with federal and state securities laws.

On May 17, 2012, we issued 225,000 shares of restricted common stock to a financial consultant in exchange for financial consulting services.  We determined that the aggregate amount of consideration we received in exchange for these services to be $180,000 or $0.80 per share.

On May 21, 2012, we issued 125,000 shares of restricted common stock to a financial consultant in exchange for strategic advisory and consulting services.  We determined that the aggregate amount of consideration we received in exchange for the services to be $63,750 or $0.51 per share.

On September 14, 2012, we issued 65,000 shares of restricted common stock to a Jack E. Brooks, a financial consultant in exchange for strategic advisory and consulting services.  We determined that the aggregate amount of consideration we received in exchange for the services to be $33,150 or $0.51 per share.

On December 19, 2012, we issued 125,000 shares of restricted common stock to a financial consultant in exchange for strategic advisory and consulting services.  We determined that the aggregate amount of consideration we received in exchange for the securities to be $63,750 or $0.51 per share.

On February 5, 2013, we issued 769,240 shares of restricted common stock at $0.65 and warrants to purchase 769,240 common shares with an exercise price of $0.90 in a private placement to Pinewood Trading Company.

On February 11, 2013, we issued an additional 153,848 shares of restricted common stock at $0.65 and warrants to purchase 153,848 common shares with an exercise price of $0.90 in a private placement to Pinewood Trading Company.

Preferred Stock

For each of the following preferred stock issuances, these securities were issued in reliance upon the exemption from the registration provisions of the Securities Act of 1933 provided for by Section 4(2) thereof for transactions not involving a public offering. There were no underwriters or placement agents employed in connection with any of these transactions.  Use of this exemption is based on the following facts:

·	Neither we nor any person acting on our behalf solicited any offer to buy nor sell securities by any form of general solicitation or advertising.
·
The recipients were either accredited or otherwise sophisticated individuals who had such knowledge and experience in business matters that they were capable of evaluating the merits and risks of the prospective investment in our securities.

·	The recipients had access to business and financial information concerning our company.
·
All securities issued were issued with a restrictive legend and may only be disposed of pursuant to an effective registration or exemption from registration in compliance with federal and state securities laws.

Between January 10, 2013 and March 4, 2013, we issued a total of 60 shares of Series A Convertible Preferred Stock for gross proceeds of $60,000 to Mosaic Private Equity Fund US, LP. a related party, in accordance with the terms of that certain Purchase Agreement dated February 9, 2009.  Each share of Series A Convertible Preferred Stock is convertible into 1,111 shares of common stock (subject to adjustment for certain dilutive transactions).

Convertible Debentures

On January 3, 2012, we entered into subscription agreements with an accredited investor pursuant to which we sold 16.0% senior convertible debentures for an aggregate principal amount of $50,400.  The cash proceeds from this private transaction were $50,400. The debentures are convertible into shares of our common stock at an initial conversion price of $1.26 per share for an aggregate total of 40,000 common shares on an as converted basis, subject to adjustment.  The debenture maturity dates are May 30, 2013 with two periodic redemptions of twenty-five percent (25%) of the original principal amount, plus any unpaid interest and a final redemption of fifty percent (50%) of the original principal amount plus any unpaid interest due at maturity. The periodic redemption dates are November 30, 2012 and February 28, 2013. We have the option to pay all or part of the initial twenty-five percent (25%) redemption amount due with shares of our common stock, subject to certain equity conditions, as defined in the debenture.  These equity conditions include, among others, our compliance with honoring all conversions and redemptions, payment of all liquidated damages of the debenture, an effective registration to allow for resale of the common shares and the ability to resell such common pursuant to Rule 144.  In July 2012,the debenture holder entered into amendment agreements to extend the periodic redemption dates and maturity dates for a period of one year.

As part of the private transaction, the investors also received warrants to purchase 48,000 shares of our common stock.  The warrants were fully vested in the date of issuance and are exercisable for a period of three years from the date of issuance at an initial exercise price of $1.512, subject to adjustment.  The investors may exercise the warrant on a cashless basis only if the shares of common stock underlying the warrant are not then registered pursuant to an effective registration statement.  The outstanding warrants are subject certain anti-dilution protection clauses which provide exercise price adjustments in the event that any common stock or common stock equivalents are issued at an effective price per share that is less than the exercise price per share.  As part of the debenture amendments entered into during the months of June and July 2012, the exercise period of warrants to purchase an aggregate total of 657,889 shares of our common stock was increased from three to five years.

In July 2012, we completed a sale through a private transaction to Hillair Capital Investments, LP of 16.0% senior convertible debentures for an aggregate principal amount of $300,000. The proceeds from the private placement resulting in cash gross proceeds of an aggregate of $300,000, net of legal fees and other closing costs of $40,000 from this transaction. The debentures are convertible into shares of our common stock at an initial conversion price of $1.26 per share for an aggregate total of 238,096 common shares on an as converted basis (subject to adjustment for certain dilutive transactions).  The debenture matures on December 1, 2013 with two periodic redemptions of twenty-five percent (25%) of the original principal amount on June 1, 2013 and September 1, 2013, plus any unpaid interest and a final redemption of fifty percent (50%) of the original principal amount plus any unpaid interest due at maturity.  We have the option to pay all or part of the initial twenty-five percent (25%) redemption amount due with shares of our common stock, subject to certain equity conditions, as defined in the debenture.  These equity conditions include, among others, our compliance with honoring all conversions and redemptions, payment of all liquidated damages of the debenture, an effective registration to allow for resale of the common shares and the ability to resell such common pursuant to Rule 144.

As part of the private transaction, the investors also received warrants to purchase 285,715 shares of our common stock.  The warrants were fully vested on the date of issuance and are exercisable for a period of five years from the date of issuance at an initial exercise price of $1.512, subject to adjustment.  The investors may exercise the warrant on a cashless basis only if the shares of common stock underlying the warrant are not then registered pursuant to an effective registration statement.  The outstanding warrants are subject certain anti-dilution protection clauses which provide exercise price adjustments in the event that any common stock or common stock equivalents are issued at an effective price per share that is less than the exercise price per share.

All of the convertible debenture offerings and sales above were deemed to be exempt under Rule 506 of Regulation D and/or Section 4(2) of the Securities Act of 1933. No advertising or general solicitation was employed in offering the securities. The offerings and sales were made to a limited number of persons, all of whom were accredited investors, our business associates or existing security holders, and transfers of the securities were restricted by us in accordance with the requirements of the Securities Act. In addition to representations by the above-referenced persons, we have made independent determinations that all of the above-referenced persons were accredited or sophisticated investors, were capable of analyzing the merits and risks of their investment, and understood the speculative nature of their investment. Furthermore, all of the above-referenced persons were provided with business and financial information concerning our company.

ITEM 6.            SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.            MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and the notes to those statements included elsewhere in this Annual Report. This discussion includes forward-looking statements that involve risks and uncertainties. As a result of many factors, such as those set forth under “Forward-Looking Statements” and “Risk Factors” in Item 1A of this Annual Report, our actual results may differ materially from those anticipated in these forward-looking statements.

Overview

We are engaged in the business of establishing and operating pharmacies that specialize in dispensing highly regulated pain medication for chronic pain management.  Because our focus is on dispensing medication, we typically do not keep in inventory non-prescription drugs, or health and beauty related products, such as walking canes, bandages and shampoo. We primarily derive our revenue from the sale of prescription medications.   The majority of our business is derived from repeat business from our customers and we have limited “walk-in” prescriptions.

We currently have four operating pharmacies, each of which are wholly owned through subsidiaries. The opening date and locations of our pharmacies are as follows:

Location	Opening Date

Riverside, California	June 10, 2004
Kirkland, Washington	August 11, 2004
Gresham, Oregon	January 26, 2007
Leawood, Kansas	November 28, 2011

The table set forth below summarizes the number of prescriptions dispensed and the number of patients serviced by our operating pharmacies during the year ended December 31, 2012 and 2011, respectively.

	Year ended	Year ended
	December 31, 2012	December 31, 2011

Total Number of Prescriptions1	121,392	117,410

Total Number of Patients Serviced2	48,177	39,965

1	“Total Number of Prescriptions” equals the total number of prescriptions dispensed by our operating pharmacies and delivered to or picked up by the customer.

2	“Total Number of Patients Serviced” equals the total number of patients serviced measured on a monthly basis.

Recent Events

In January 2013, we initiated a securities offering through a private placement for a minimum of 10 units of securities for a minimum of $250,000 and a maximum of 80 units for a maximum of $2,000,000 (subject to increase to as much as 100 Units for $2,500,000 to cover  over-allotments, if any).  Each Unit consists of (a) 38,462 shares of common stock, valued at $0.65 for $25,000 and (b) 38,462 warrants with an initial exercise price of $0.90 per share.  If the maximum offering of 80 units is sold, Assured will issue an aggregate of 3,076,960 shares of common stock and 3,076,960 warrants in such units.  The Company shall pay the placement agent cash commissions equal to 10% of the gross proceeds received by the Company in this offering and three year warrants to purchase that number of shares of common stock equal to 10% of the aggregate number of shares of common stock and warrant shares included in the units sold in the offering (615,392 shares if all 80 units are sold and 769,240 shares if the over-allotment is exercised in full). The outstanding common stock related to the private placement are subject to certain anti-dilution protection clauses which provide exercise price adjustments in the event that any common stock or common stock equivalents are issued at an effective price per share that is less than the exercise price per share.  The Company has also agreed that the 38,462 shares of common stock and the 38,462 warrants included in the units are subject to increase, and the $0.65 per share value and the $0.90 warrant exercise prices are subject to decrease, in each case based on the level of the Company’s consolidated net revenues that are derived during our 2013 fiscal year (the “Make-Whole Adjustments”).  Such Make-Whole Adjustments are as follows:

Share Price	Warrant Exercise Price	Adjusted Shares per Unit	Adjusted Warrants per Unit	Consolidated 2013 Revenues
$0.65	$0.90	None	None	$21,850,000 or above
$0.60	$0.85	41,667	41,667	From $20,700,000 to $21,849,999
$0.55	$0.80	45,455	45,455	From $19,550,000 to $20,699,999
$0.50	$0.75	50,000	50,000	From $18,400,000 to $19,549,999
$0.45	$0.70	55,556	55,556	From $17,250,000 to $18,399,999
$0.40	$0.65	62,500	62,500	Less than $17,250,000

Each warrant has a term of three years and may be exercised at an initial exercise price of $0.90 per warrant share; which exercise price is, in addition to the potential Make-Whole Adjustment, subject to certain weighted average and other anti-dilution adjustments as provided in the form of warrant.  The warrants may only be exercised for cash.  However, as provided in the Registration Rights Agreement (described below), after a date which shall be 180 days following the Final Closing Date, there will be a cashless exercise option available to the Warrant holders at any time during which a registration statement providing for the resale of the warrant shares is not effective, unless the warrant shares may then be freely tradable without limitation pursuant to an exemption from the registration requirements under the Securities Act. Assuming completion of the $2,000,000 Maximum Offering, $650,000 of the net proceeds (after offering expenses) will be used to reduce our outstanding balance to our primary wholesale drug supplier; approximately $350,000 will be used to open our fifth Pharmacy in Denver, Colorado; and the remaining net proceeds, estimated at approximately $750,000 will be used for working capital and general corporate purposes (including the repayment of certain debt obligations described below, and the potential opening of as many as two additional pharmacies in 2013 and 2014).

A consent and waiver was obtained from a holder of a majority of the Series A and C preferred stock and a waiver was obtained from the holders of a majority of the Series B preferred stock as required in the certificate of designation. A waiver was obtained from all convertible debenture holders that were required.  As part of the waivers, the Series A, B, and C preferred holders and 100 percent of the applicable convertible debenture holders agreed to waive anti-dilution adjustments which the consenting holder may be entitled under their respective agreements and accept a partial ratchet anti-dilution adjustment with a decrease in the conversion price to $0.90 per share of the Company securities for the private placement provided the minimum unit threshold was met.  The table below summarizes the impact of the $0.90 partial ratchet anti-dilution adjustment by security:

	December 31, 2012	Adjusting Anti-dilution effect	Post Adjusted Anti-dilution effect

Warrants	3,811,116	1,669,056	5,480,172
Stock options	1,840,556	-	1,840,556
Convertible notes	2,304,478	990,844	3,295,322
Series A Preferred	1,292,492	269,848	1,562,340
Series B Preferred	2,993,504	2,988,729	5,982,233
Series C Preferred	451,750	451,028	902,778

	12,693,896	6,369,505	19,063,401

In February 2013, the Company completed initial sales to accredited investors in the private placement described above for twenty-four (24) common stock units for a total of 923,088 shares of common stock at an aggregate purchase price of $600,000 (before deducting expenses and fees related to the private placement) and warrants to purchase an aggregate of 923,088 with an initial exercise price of $0.90 per share.  The private placement is continuing. The net proceeds of the initial closing of the private placement were used to pay down our outstanding balance with our primary wholesaler.  The Company paid cash fees of $18,000 to the placement agent and is also obligated to issue 27,693 warrants with an exercise price of $0.90 and 27,693 warrants with an exercise price of $0.65 to the placement agent per the agreement.  As part of the private placement, the investors also received warrants to purchase an aggregate of 923,088 shares of the Company’s common stock.

In February and March 2013, the Company also issued a total of 60 shares of Series A Preferred at $1,000 per share for a total of $60,000 to Mosaic under the existing 2009 Securities Purchase agreement. The Company has issued a total of 559 shares of Series A Preferred for $558,500 under the 2009 Securities Purchase agreement. The net proceeds of the sale were used for general working capital purposes.

Results of Operations for the Years Ended December 31, 2012 and 2011

Summarized immediately below and discussed in more detail in the subsequent sub-sections is an analysis of our operating results for the years ended December 31, 2012 and 2011, represented as a percentage of total sales for each respective period:

	Year Ended December 31,
	2012	2011

Sales	100.0%	100.0%
Cost of sales	78.3	80.4
Gross profit	21.7	19.6
Operating expenses
Salaries and related expenses	21.7	17.3
Selling, general and administrative	19.8	19.1
Total operating expenses	41.5	36.4
Loss from operations before noncontrolling interest	-19.8	-16.8
Other expenses
Interest expense, net	10.4	5.6
Loss on extinguishment of debt	0.6	0.1
Gain on change in fair value of warrant liability	-2.5	-2.7
Total other expenses and income	8.5	3.0
Net loss from operations before noncontrolling interest	-28.3	-19.8
Net income attributable to noncontrolling interest	-	-0.1
Net loss attributable to Assured Pharmacy, Inc.	-28.3	-19.9

Sales

Our total sales reported for the year ended December 31, 2012 was $14,145,533, a 14.0% decrease from $16,444,573 for the year ended December 31, 2011. Our sales for the year ended December 31, 2012 and 2011 was generated primarily from the sale of prescription drugs through our pharmacy operations and to a much lesser extent fees from management services provided. Our total sales from pharmacy operations for the year ended December 31, 2012 was $14,073,961, a 13.9% decrease from $16,354,578 for the year ended December 31, 2011.  Our total sales from management services for the year ended December 31, 2012 was $71,572, a 20.5% decrease from $89,995 for the year ended December 31, 2011.

Sales per prescription dispensed by our pharmacies was approximately $116 per prescription for the year ended December 31, 2012, a 16.8% decrease from approximately $139 per prescription for the year ended December 31, 2011.  The decrease in sales per prescription dispensed is primarily attributable to a shift in prescription mix from higher priced brand medications to lower priced generic medications. Management attributes this shift in prescription mix to changes in physician and patient mix, additional generic medications being available on the market, changes in insurance coverage, reformulation of existing pain medications and inventory constraints due to working capital limitations.  Management attributes the increase in prescription volumes primarily to our direct sales efforts, which was partially offset by inventory purchasing constraints due to working capital limitations.

Cost of Sales

The total cost of sales for the year ended December 31, 2012 was $11,078,407, a 16.2% decrease from $13,220,684 for the year ended December 31, 2011. The cost of sales consists primarily of direct cost of prescription drugs. The decrease in cost of sales is primarily attributable to decreased sales in the reporting period.

Gross Profit

Our total gross profit decreased to $3,067,126, or approximately 21.7% of sales, for the year ended December 31, 2012. This is a decrease from a gross profit of $3,223,889, or approximately 19.6% of sales for the year ended December 31, 2011.  Our gross profit from pharmacy sales decreased to $2,995,554, or approximately 21.2% of pharmacy revenues, for the year ended December 31, 2012.  This is a decrease from a gross profit of $3,133,894, or approximately 19.2% of pharmacy sales, for the year ended December 31, 2011.

The increase in the gross profit percentage for the year ended December 31, 2012, when compared to the prior fiscal year, is primarily attributable to an increase in sales of generic drugs as a percentage of total prescription sales which has lower costs and higher gross margins.

Operating Expenses

Operating expense for the year ended December 31, 2012 was $5,864,263, a 2.1% decrease from $5,990,868 for the year ended December 31, 2011. Our operating expenses for the year ended December 31, 2012 consisted of salaries and related expenses of $3,065,982 and selling, general and administrative expenses of $2,798,281. Our operating expenses for the year ended December 31, 2011 consisted of salaries and related expenses of $2,850,034 and selling, general and administrative expenses of $3,140,834.

Salaries and related expenses increased in the year ended December 31, 2012, when compared to the previous fiscal year, primarily due to the addition of our Kansas City pharmacy in November 2011 which was partially offset by staff reductions at our existing pharmacies and at the corporate level.

Selling, general and administrative expenses decreased $342,553 in the year ended December 31, 2012 when compared to the previous fiscal year.  The significant components of selling, general and administrative expenses are as follows:

	Year Ended December 31,
	2012	2011

Stock-based compensation expenses	851,561	782,643
Provision for other receivables doubtful accounts	(136,038)	659,616
Provision for accounts receivable doubtful accounts	30,610	65,322
Selling expenses	105,787	88,771
Professional fees	484,351	196,330
Delivery expenses	365,653	298,720
Facility related expenses	311,114	249,363
Travel and related expenses	165,156	150,858
Vendor late fee expenses	105,508	108,726
Investor relations expense	10,089	61,273
Other general and administrative expenses	504,490	479,212
Total	$2,798,281	$3,140,834

The decrease in selling, general and administrative expenses is primarily due to a decrease in provision for other receivables doubtful accounts of $795,654 and to a lesser decreases in investor relations expense, provision for accounts receivable doubtful accounts, vendor late fee expenses and other general and administrative expenses which were partially offset by increases in professional fees, stock based compensation, delivery expenses, facility related expenses, selling expenses and travel expenses. The decrease in bad debt expense primarily relates to increased collection activity on our past due other receivable accounts. The increase in stock-based compensation expense and professional fees are primarily related to securing additional financing and expenses associated with filing our registration statement. The increase in delivery expenses are primarily due to an increase in the number of patients serviced by our operating pharmacies, our pharmacies provided services to a total of 48,177 patients for the year ending December 31, 2012, a 20.5% increase when compared to the 39,965 patients serviced in the previous fiscal year. The increases in facility related expenses, travel expenses and selling expenses primarily relate to our Kansas City pharmacy which opened in November 2011.

Other Income and Expense

Total other expenses and income for the year ended December 31, 2012 was $1,208,369, a $716,387 increase from $491,982 for the year ended December 31, 2011.  The significant components of other income and expenses are as follows:
	Year ended December 31,
	2012	2011

Interest expense, net	1,475,358	918,333
Loss on extinguishment of debt	90,205	16,923
Gain on change in fair value of warrants	(357,194)	(443,274)
Total	$1,208,369	$491,982

The increase was primarily attributable to an increase in interest expense of $557,025 and to a lesser extent an increase of $73,282 in loss on extinguishment of debt and a decrease of $86,080 in the change in fair value of warrant liability.

The increase in interest expense is primarily due to an increase in the average debt outstanding the year ended December 31, 2012 compared to the year ended December 31, 2011.  We issued convertible debentures in January and July 2012, throughout the fiscal year 2011 and in December 2010 and increased our borrowing under revolving credit facilities to fund our operations and open our new pharmacy in Leawood, Kansas.

Our total outstanding debt increased to $3,960,293 as of December 31, 2012 as compared to $3,367,314 at December 31, 2011. Interest expense also increased due to the full year amortization of debt discounts on existing debt as well as the additional amortization related to new indebtedness.  The table below summarizes the components of interest expense for the year ended December 31, 2012 and 2011:

	Year Ended December 31,
	2012	2011

Interest expense at stated rates (6.25% - 20.00%)	$668,768	$374,848
Amortization of deferred financing costs	121,963	71,416
Amortization of debt discount	684,627	472,069
Interest expense, net	$1,475,358	$918,333

The $90,205 loss on extinguishment of debt for the year ended December 31, 2012 resulted from the modification and extension of seven convertible debenture agreements that met the requirements for extinguishment accounting treatment.  The loss on extinguishment of debt of $16,923 in the year ended December 31, 2011 relates to the cancellation of $300,000 in convertible debentures and related warrants in exchange for a 16% convertible debenture due December 1, 2012.

The gain on change in fair value of warrant liability represents the change in fair value calculated on warrants issued in connection with private placements in the fiscal years 2011and 2012 which grant the warrant holder certain anti-dilution protection and provide exercise price adjustments in the event that any common stock or common stock equivalents are issued at an effective price per share that is less than the exercise price per share.

Net income attributable to non-controlling interest

Net income attributable to non-controlling interest for the year ended December 31, 2012 was $0 compared to income of $12,051 for the year ended December 31, 2011. Income and losses are allocated to non-controlling interest holders based on their percentage during the year.  On June 30, 2011, we entered into a Stock Purchase Agreement with TAPG and issued 300,000 restricted shares of our common stock in exchange for all of TAPG’s rights, title and interest in APN and the cancellation of the $17,758 in principal and interest due to TAPG.  As a result of this acquisition, APN became a wholly-owned subsidiary.

Net Loss

Our net loss for the year ended December 31, 2012 was $4,005,506, compared to a net loss of $3,271,012 for the year ended December 31, 2011. The increase in our net loss was primarily attributable to an increase in other expenses of $716,387and to a lesser extent, a decrease in gross profit of $156,763 which was partially offset by a decrease in operating expenses of $126,605.

Our net loss per common share for the year ended December 31, 2012 was $0.96, compared to a net loss per common share of $1.14 for the year ended December 31, 2011.  The decrease to our net loss per common share was primarily attributable to an increase in the weighted average number of common shares outstanding to 4,150,976 for the year ended December 31, 2012, from 2,876,335 for the year ended December 31, 2011 and a $734,494 increase in our net loss applicable to common stock.

Financial condition, Liquidity and Capital Resources

Liquidity and Capital Resources

As of December 31, 2012, we had a cash balance of $21,298, a minimal decrease from a balance of $23,316 at December 31, 2011.  At December 31, 2012, we had a working capital deficit of $6,312,121, an increase from a working capital deficit of $2,639,565 as of December 31, 2011.  The increase in our working capital deficit was primarily attributable to an increase in current liabilities attributable to unsecured convertible debentures and notes payable issued during the years ended December 31, 2012 and 2011 and increase in accounts payable and accrued expenses.

Over the last several years, our operations have been funded primarily through the sale of both equity and debt securities and cash made available under certain credit facilities.  In order for us to finance operations, continue our growth plan and service our existing debt, additional funding is required from external sources. We intend to fund operations through increased sales, lower operating expenses and debt and/or equity financing arrangements, which may be insufficient to fund our capital expenditures, working capital, or other cash requirements for the next twelve months. Our management is seeking financing and anticipates that its efforts will result in sufficient funds to finance our operations beyond the next twelve months.  However, there can be no assurance that the additional financing necessary to finance our operations for the next twelve months will be available to us on acceptable terms, or at all.

As of December 31, 2012, we have $844,948 in debt securities which were due in the year 2012 and $2,137,758 in debt securities which come due in the year 2013.  We are attempting to extend the maturity date of these debt securities, but can provide no assurance that the holders of such securities will agree to extend the maturity date on these securities on acceptable terms.  If our debt holders choose not to convert certain of these securities into equity, we will need to repay such debt, or reach an agreement with the debt holders to extend the terms thereof.  If we are forced to repay the debt, this need for funds would have a material adverse impact on our business operations, financial condition and prospects, including our ability to operate as a going concern.  If we are forced to repay the debt, our current and forecasted levels of cash flows and available cash on hand will not be sufficient to fund our operations in 2013. Accordingly, we will be required to obtain additional financing in order to repay the debt, cover operating losses and fund working capital needs.  We cannot provide any assurances of the availability of future financing or the terms on which it might be available. In the absence of such financing, we may be forced to scale back or cease operations, liquidate assets, seek additional capital on less favorable terms and/or pursue other remedial measures.

In February 2013, the Company entered into a secured loan agreement with our primary wholesaler. Under the terms of this agreement, the Company received a one (1) year loan of $3,828,527 with an interest rate of 6.25% per annum, with interest payable monthly. Monthly payment requirements are $27,000 per month for four consecutive months, followed by four consecutive monthly principal reductions of $37,000, followed by three consecutive monthly principal reductions of $42,000, with remaining principal and interest due February 1, 2014. The proceeds from the note were simultaneously exchanged for $3,534,793 in outstanding vendor invoices and $293,734 in outstanding secured note payable. The note is secured by all of the assets of the Company and its subsidiaries through UCC-1 filings.  As long as the Company is in compliance with the terms of the loan agreement, the Company will realize drug pricing improvements of 100 to 200 basis points in addition to the elimination of financing and interest fees associated with the trade payable.

In January 2013, we initiated a securities offering through a private placement for a minimum of 10 units of securities for a minimum of $250,000 and a maximum of 80 units for a maximum of $2,000,000 (subject to increase to as much as 100 Units for $2,500,000 to cover  over-allotments, if any).  Each Unit consists of (a) 38,462 shares of common stock, valued at $0.65 for $25,000 and (b) 38,462 warrants with an initial exercise price of $0.90 per share.    The Company shall pay the placement agent cash commissions equal to 10% of the gross proceeds received by the Company in this Offering and three year warrants to purchase that number of shares of Common Stock equal to 10% of the aggregate number of shares of common stock and warrant Shares included in the units sold in the Offering (615,392 shares if all 80 units are sold and 769,240 shares if the over-allotment is exercised in full).

In February 2013, the Company completed initial sales to accredited investors in the private placement described above for twenty-four (24) common stock units for a total of 923,088 shares of common stock at an aggregate purchase price of $600,000 (before deducting expenses and fees related to the private placement) and warrants to purchase an aggregate of 923,088 with an initial exercise price of $0.90 per share, an the private placements is continuing. The net proceeds of the initial closing of the private placement were used to pay down our outstanding balance with our primary wholesaler.  As part of the private placement, the investors also received warrants to purchase an aggregate of 923,088 shares of the Company’s common stock.

In February and March 2013, the Company also issued a total of 60 shares of Series A Preferred at $1,000 per share for a total of $60,000 to Mosaic under the existing 2009 Securities Purchase agreement. The Company has issued a total of 559 shares of Series A Preferred for $558,500 under the 2009 Securities Purchase agreement. The net proceeds of the sale were used for general working capital purposes.

The table below lists our obligations under outstanding notes payable and unsecured convertible debentures, as of December 31, 2012:

	Related Party	Unrelated	Total

Secured Debt (1)	-	304,638	304,638
Revolving Credit facilities (2)	447,000	-	447,000
Other Notes and Debt (3)	-	242,872	242,872
Unsecured Convertible Debentures, net of unamortized discount (4)	498,798	2,090,978	2,589,776
	945,798	2,638,488	3,584,286
Less: current portion	(498,798)	(2,219,226)	(2,718,024)
	$447,000	$419,262	$866,262

1)
In September 2010, we received a two year loan of $400,000 with an adjustable interest rate of prime plus 3.00% per annum, with interest payable monthly. Monthly payment requirements were $5,000 per month for the first eight consecutive months, followed by eight consecutive monthly principal reductions of $10,000, followed by seven consecutive monthly principal reductions of $15,000, with remaining principal and interest due September 1, 2012. On February 1, 2013, the secured loan was canceled and the remaining balance of $293,734 was included in the one year secured note of $3,828,527 to the wholesaler.

2)
As of December, 2012, revolving credit facilities consisted of an outstanding balance of $447,000 on a line of credit we entered into with Brockington Securities, Inc., a company under the control of our Chief Executive Officer.

3)
As of December 31, 2012, other notes and debt consisted of the outstanding principal balance of $242,872 due to TPG in connection with our acquisition of their ownership interest in API, which operates our pharmacy in Riverside, California.

4)	Unamortized debt discount was $376,007 at December 31, 2012.

Obligations and Commercial Commitments

Not required for smaller reporting companies

Outstanding Trade Balance.  At December 31, 2012, we had an outstanding trade balance of approximately $3.6 million with our primary wholesaler which is secured by all of our assets.  In February 2013, the entire outstanding trade balance was converted into a one year secured note with a 6.25% interest rate.

Capital Expenditures.  At March 15, 2013, we had no material commitments for capital expenditures.

Cash Flows

As of December 31, 2012, we had $21,298 in cash and total current assets in the amount of $1,255,583 and had current liabilities in the amount of $7,567,704, resulting in a working capital deficit of $6,312,121.

The following discussion focuses on information in more detail on the main elements of the $2,018 net decrease in cash during the year ended December 31, 2012 included in the accompanying Consolidated Statements of Cash Flows. The table below sets forth a summary of the significant sources and uses of cash for the years ended December 31:

	2012	2011

Cash used in operating activities	$(530,815)	$(1,224,744)
Cash used in investing activities	(21,285)	(27,087)
Cash provided by financing activities	550,082	1,237,822

Decrease in cash	$(2,018)	$(14,009)

Operating activities used $530,815 in cash for the year ended December 31, 2012. Our net loss of $4,005,506, less non-cash expenses of $1,316,348 was the primary reason for our negative operating cash flows.  The table below summarizes the components of our cash used in operating activities for the year ended December 31, 2012:

Net loss from operations including non-controlling interest	$(4,005,506)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property and equipment	34,614
Amortization of debt issuance costs	121,963
Amortization of discount on debt	684,627
Stock based compensation	847,561
Loss on extinguishment of debentures and notes	90,205
Provision for accounts receivable doubtful accounts	30,610
Provision for other receivable doubtful accounts	(136,038)
Gain on change in fair value of warrant liability	(357,194)
1,316,348

Changes in operating assets and liabilities:	2,158,343

Net cash used in operating activities	$(530,815)

Operating assets and liabilities reduced the overall cash deficit primarily due to our increases in our accounts payable and accrued expenses as well as reductions in our inventories due to our cash constraints during 2012.  However, collection of our accounts receivable and our other receivables related to worker's compensation claims have had a positive impact on reducing our cash deficit.

Cash used in investing activities was $21,285 in the year ended December 31, 2012, compared to $27,087 in the year ended December 31, 2011.  Investing activities in the year ended December 31, 2012 and 2011 consisted entirely of purchases of property and equipment.

Cash provided by financing activities during the year ended December 31, 2012 was $550,082. Over the last several years, our operations have been funded primarily through the sale of debt securities and advances from revolving credit facilities made available to us.  During the year ended December 31, 2012 we received net proceeds from the issuance of convertible debentures of $307,502 and net proceeds on revolving credit facilities of $288,680, which was partially offset by net principal repayments of $46,100 on notes payable.

Registration Statement

We filed an initial registration statement that was effective on November 14, 2012 for the offer and sale or other disposition of 2,292,067 shares of our common stock issuable on exercise of warrants by the selling shareholders.

Off Balance Sheet Arrangements

As of December 31, 2012, there were no off balance sheet arrangements.

Going Concern Assumption

The consolidated financial statements have been prepared assuming we will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business. As of December 31, 2012, we had an accumulated deficit of approximately $43.1 million, recurring losses from operations and negative cash flow from operating activities for the year ended December 31, 2012, of approximately $531,000. We also had negative working capital of approximately $6.3 million and debt with maturities within one year in the amount of approximately $3.0 million as of December 31, 2012.

From January 1, 2013 through March 15, 2013, the Company completed equity offerings of $660,000 and restructured the credit facility with its primary wholesaler.  The Company intends to fund operations through raising additional capital through debt financing and equity issuances, increased sales, increased collection activity on past due other receivable balances and reduced expenses, which may be insufficient to fund its capital expenditures, working capital or other cash requirements for the year ending December 31, 2013. The Company is in negotiations with current debt holders to restructure and extend payment terms of the existing short term debt.  The Company is seeking additional funds to finance its immediate and long-term operations. The successful outcome of future financing activities cannot be determined at this time and there is no assurance that if achieved, the Company will have sufficient funds to execute its intended business plan or generate positive operating results. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments related to recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

In response to these financial issues, management has taken the following actions:

●    We are seeking investment capital.
●    We are aggressively targeting new physicians.
●    We are seeking to renegotiate existing debt.
●    We are aggressively increasing collection activity on past due receivable balances.

Critical Accounting Policies and Estimates

Our analysis and discussion of our financial condition and results of operations is based upon our Consolidated Financial Statements that have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. GAAP provides the framework from which to make these estimates, assumptions and disclosures. We have chosen accounting policies within GAAP that we believe are appropriate to accurately and fairly report our operating results and financial position in a consistent manner. We regularly assess these policies in light of current and forecasted economic conditions. Our accounting policies are stated in Note 2 to the Consolidated Financial Statements included elsewhere in this annual report on Form 10K.  We believe the following accounting policies are critical to understanding our results of operations and the more significant judgments and estimates used in the preparation of our Consolidated Financial Statements.

Revenue Recognition

We recognize revenue from prescriptions dispensed on an accrual basis when the product is delivered to or picked up by the customer. Payments are received directly from the customer at the point of sale, or the customers' insurance provider is billed electronically. For third party medical insurance and other claims, authorization to ensure payment is obtained from the customer’s insurance provider before the medication is dispensed to the customer. Authorization is obtained for these sales electronically and a corresponding authorization number is issued by the customers' insurance provider.

We recognize revenue from service contracts on an accrual basis when the service is provided to the customer.  In March 2010, we entered into a one year Pharmacy Agreement with Generex to provide pharmacy and marketing services for Generex’s proprietary buccal insulin spray product Oral-lyn™. The Oral-lyn™ product will be dispensed as part of the United States Food and Drug Administration’s Treatment Investigation New Drug Program.  The remuneration for the one year service contract was $300,000, payable on execution of the Pharmacy Agreement.  The Company recognized revenue related to this contract on a straight in basis over the one year term of the contract.

Accounts Receivable and Allowances

Our accounts receivable consist of amounts due from third party medical insurance carriers, pharmacy benefit management companies, patients and credit card processors. Management periodically reviews the accounts receivable to assess collectability and estimate and potential doubtful accounts.  Accounts receivable are written off after collection efforts have been completed in accordance with our policies.  The doubtful accounts allowance reduces the carrying value of the account receivable.

Other Receivables and Allowances

The other receivables are primarily related to worker’s compensation claims from insurance carriers for prescription medications dispensed to injured workers in the State of California.  The delay in payment typically arises due to monetary disputes between the claimant and the employer and/or the employer’s insurance carrier. The settlement period for such dispute cases can range from one year to ten years.  We typically file a lien (“Green Lien”) on each case that has a past due balance to protect the account receivable when the case ultimately settles. Management has classified such receivables as long term assets due to these factors.  On April 1, 2010, we discontinued dispensing medication to California worker’s compensation customers whose claims could not be authorized and billed electronically.

During the year ended December 31, 2011, management performed a comprehensive assessment of the allowance for doubtful accounts for other receivables estimation methodologies in light of its expectations around the ultimate collection of its other receivables balances.  Management performed a detailed case analysis, taking into consideration recent collection history, status of each case and the overall decrease in case activity over the last two years.  In connection with that comprehensive assessment of the allowance for doubtful accounts, management recorded a $659,616 bad debt provision to reduce the other receivables balance to the expected net realizable value. As of December 31, 2012 management assessed its remaining other receivables accounts and updated its overall allowance considering the $136,038 in recovery of accounts previously included in the allowance.

Inventories

Inventories are located at our pharmacy locations. Inventory consists solely of finished products (primarily prescription drugs) and is valued at the lower of first-in, first-out cost (FIFO) or market. Our inventories are maintained on a periodic basis through the performance of physical inventory counts.  Our cost of sales is recorded based upon the actual results of the physical inventory counts, and is estimated when a physical inventory is not performed in a particular month. Historically, no significant adjustments have resulted from reconciliations with the physical inventories.

Inventories are comprised of brand and generic pharmaceutical drugs. Our pharmacies maintain a wide variety of different drug classes, known as Schedule II, Schedule III, and Schedule IV drugs, which vary in degrees of addictiveness.  Schedule II drugs, considered narcotics by the DEA, are the most addictive; hence, they are highly regulated by the DEA and are required to be segregated and secured in a separate cabinet. Schedule III and Schedule IV drugs are less addictive and are not regulated. Because our business model focuses on servicing pain management doctors and chronic pain patients, we carry in inventory a larger amount of Schedule II drugs than most other pharmacies.

Stock-based Compensation

We issue options and restricted shares of common stock to employees and consultants.  Stock option and restricted share awards are granted at the fair market value of our common stock on the date of grant.

We apply the fair value recognition provisions of ASC 718 “Compensation – Stock Compensation,” for stock compensation transactions.  This requires companies to measure and recognize compensation expense for all share-based payments at fair value. The total applicable compensation cost is amortized on a straight-line basis over the requisite service period, which is generally the vesting period.

Goodwill

Goodwill represents the excess purchase price of an acquired entity over the net amounts assigned to assets acquired and liabilities assumed.  The Company’s goodwill relates to its acquisition of the 49% interest in API.  The Company reviews goodwill for impairment at least annually.  The annual impairment test for goodwill is a two-step process and involves comparing the estimated fair value of each reporting unit to the reporting unit’s carrying value, including goodwill.  If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered impaired, and the second step of the impairment test is unnecessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test would be performed to measure the amount of impairment loss to be recorded, if any. The Company estimated the API’s fair value based on the income approach.  The Company’s conducts its’ annual impairment tests in December of each year.

Assured Pharmacy consists of a management services holding company (“APHY”) and four operating pharmacies as of the year ended December 31, 2012 and five operating pharmacies as of the year ended December 31, 2011.  In December 2006, we acquired the remaining 49% ownership of Assured Pharmacies, Inc. which is the owner of our Riverside and Santa Ana pharmacies through the TPG acquisition (“API”).  The two API pharmacies operate in the same metropolitan area and have operating synergies and are viewed as one reportable unit by management while each of the remaining pharmacies and APHY constitute a reportable unit that is a component of Assured’s single operating segment. In December 2012, the Company consolidated the operations of our Santa Ana pharmacy into our Riverside pharmacy.  The reportable units consist of APHY, API, Kirkland, Gresham and December for the years ended December 31, 2012 and 2011.

The Company’s goodwill of $697,766 as of December 31, 2012 and 2011 is associated with the API pharmacies acquisition in 2006 and is recorded only at the API reporting unit.  The goodwill was a result of the purchase price in excess of the identifiable assets and liabilities related to the acquisition of the minority ownership in these two pharmacies.

Management estimated the fair value of the API reporting unit using the income approach by preparing a discounted cash flow analysis.  The impairment analysis for management’s assessment of goodwill for 2012 and 2011 used a baseline trend from prior fiscal years.  Management then considered the historical trends and made estimates on future years’ growth in a cash flow projection analysis to assess the API goodwill for impairment.  Since the business is primarily based on repeat patients, management also considered the most recent patient and store specific monthly trends.  The resulting forecasted growth rates did not vary significantly from historical levels.  Additionally, management performed a sensitivity analysis by preparing an additional discounted cash flow model assuming a 3% growth rate to approximate the inflation rate which did not result in goodwill impairment. Management then averaged the two scenarios to determine the final estimated fair value of the reporting unit.

The financial condition of the overall Company has negatively impacted the operating results of the reporting units by constraining revenue growth, decreasing gross profit margins and increasing operating expenses.  Despite these financial constraints, API’s operations as a stand-alone reporting unit have the historical and projected operations to be a viable business. Based on the results of the impairment testing, management believes that the fair value of the API reporting unit is substantially in excess of its carrying value and concluded that there was no impairment.

Common Stock Warrant Liability

The Company accounts for its common stock warrants under ASC 480, “Distinguishing Liabilities from Equity,” which requires any financial instrument, other than an outstanding share, that, at inception, embodies an obligation to repurchase the issuer’s equity shares, or is indexed to such an obligation, and it requires or may require the issuer to settle the obligation by transferring assets, would qualify for classification as a liability. The guidance required the Company’s outstanding warrants from convertible debenture private placements in the years ended December 31, 2012, 2011 and 2010 to be classified as liabilities and to be fair valued at each reporting period, with the changes in fair value recognized as a change in fair value of warranty liability in the Company’s consolidated statements of operations. Specifically, the warrants issued in connection with convertible debenture private placements in December 2010, throughout the years 2011 and 2012, grant the warrant holder certain anti-dilution protection which provide exercise price adjustments in the event that any common stock or common stock equivalents are issued at an effective price per share that is less than the exercise price per share.  Upon exercise or expiration of the warrant, the fair value of the warrant at that time will be reclassified to equity from a liability.  The following table is a summary of the warrant liability activity measured at fair value using Level 3 inputs:

New Accounting Standards

In May 2011, the FASB issued Accounting Standards Update (“ASU”) 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs,” which amends ASC 820, “Fair Value Measurement.” The amended guidance changes the wording used to describe many requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. Additionally, the amendments clarify the FASB’s intent about the application of existing fair value measurement requirements. The guidance provided in ASU No. 2011-04 is effective for interim and annual periods beginning after December 15, 2011 and is applied prospectively. The provisions are effective for our year ended December 31, 2012. We do not expect the adoption of these provisions to have a significant effect on our consolidated financial statements

In September 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-08 “Intangibles—Goodwill and Other” intended to simplify goodwill impairment testing. Entities will be allowed to perform a qualitative assessment on goodwill impairment to determine whether it is more likely than not (defined as having a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The amendments in this ASU are effective for goodwill impairment tests performed in interim and annual periods for fiscal years beginning after December 15, 2011, with early adoption permitted. In addition, Topic 350 also requires an entity to perform a “Step 2” for reporting units with zero or negative carrying values. The adoption of ASU 2011-08  did not have an impact on our consolidated results of operations or financial conditions.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Assured Pharmacy, Inc.
Frisco, Texas

We have audited the accompanying consolidated balance sheet of Assured Pharmacy, Inc. and subsidiaries (the “Company”) as of December 31, 2012 and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the year in the period ended December 31, 2012. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Assured Pharmacy, Inc. at December 31, 2012, and the results of their operations and their cash flows for the years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ BDO USA, LLP
BDO USA, LLP

Dallas, Texas
April 1, 2013

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Assured Pharmacy, Inc.
Frisco, Texas

We have audited the accompanying consolidated balance sheet of Assured Pharmacy, Inc. and subsidiaries (the “Company”) as of December 31, 2011 and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the year in the period ended December 31, 2011. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Assured Pharmacy, Inc. at December 31, 2011, and the results of their operations and their cash flows for the years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ UHY, LLP
UHY, LLP

Dallas, Texas
March 15, 2012

ASSURED PHARMACY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

	December 31,	December 31,
	2012	2011

ASSETS

Current Assets
Cash	$21,298	$23,316
Accounts receivable, net	676,946	839,328
Inventories	410,205	698,772
Prepaid and other current assets	147,134	332,132
Total current assets	1,255,583	1,893,548

Other receivables, net	206,736	300,003
Property and equipment, net	61,413	74,742
Goodwill	697,766	697,766

TOTAL ASSETS	$2,221,498	$2,966,059

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable and accrued expenses	4,849,680	3,361,170
Unsecured convertible debentures, net of discount	1,671,716	978,792
Unsecured convertible debentures, related party, net of discount	498,798	474,212
Notes payable	547,510	593,610
Notes payable to related parties	-	158,320
Total current liabilities	7,567,704	5,566,104

Notes payable to related parties, net of current portion	447,000	-
Unsecured convertible debentures, net of current portion and discount	419,262	520,513
Warrant liability	274,605	208,570
TOTAL LIABILITIES	8,708,571	6,295,187

Commitments and Contingencies (see Note 8)

Assured Pharmacy, Inc.'s Stockholders' Deficit
Preferred stock; par value $0.001 per share; 5,000,000 shares authorized, 2,830 shares designated to Series A convertible, 7,745 shares designated to Series B convertible, 813 shares designated to Series C convertible

Series A convertible preferred stock; par value $0.001 per share; 2,830
shares authorized, 1,406 and 1,556 issued and outstanding, respectively	1	2

Series C convertible preferred stock; par value $0.001 per share; 813
shares authorized, 813 and 813 issued and and outstanding, respectively	1	1

Series B convertible preferred stock; par value $0.001 per share; 7,745
shares authorized, 5,384 and 5,409 issued and outstanding, respectively	5	5

Common stock; par value $0.001 per share; 35,000,000 shares authorized,
4,476,846 and 3,818,707 issued and outstanding, respectively	4,477	3,818

Additional paid-in capital, net	36,572,314	35,725,411

Accumulated deficit	(43,063,871)	(39,058,365)

Stockholders' deficit	(6,487,073)	(3,329,128)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$2,221,498	$2,966,059

See accompanying notes to these consolidated financial statements.

ASSURED PHARMACY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

	Year Ended December 31,
	2012	2011

Sales	$14,145,533	$16,444,573

Cost of sales	11,078,407	13,220,684

Gross profit	3,067,126	3,223,889

Operating expenses
Salaries and related expenses	3,065,982	2,850,034
Selling, general and administrative	2,798,281	3,140,834
Total operating expenses	5,864,263	5,990,868

Loss from operations	(2,797,137)	(2,766,979)

Other expenses
Interest expense, net	1,475,358	918,333
Loss on extinguishment of debt	90,205	16,923
Gain on change in fair value of warrant liability	(357,194)	(443,274)
Total other expenses and income	1,208,369	491,982

Net loss from operations	(4,005,506)	(3,258,961)
Net income attributable to non-controlling interest	-	(12,051)

Net loss attributable to Assured Pharmacy, Inc.	$(4,005,506)	$(3,271,012)

Basic and diluted loss per common share
Net loss per common share - basic and diluted	$(0.96)	$(1.14)

Basic and diluted weighted average number of common shares outstanding	4,150,976	2,876,335

See accompanying notes to these consolidated financial statements.

ASSURED PHARMACY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

	ASSURED PHARMACY, Inc. Stockholders

	Common Stock		Series A Preferred Stock		Series C Preferred Stock		Series B Preferred Stock		Additional Paid In	Accumulated	Non- controlling	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Deficit

Balance December 31, 2010	2,284,446	$2,284	1,556	$2	813	$1	5,849	$6	$33,823,396	$(35,787,353)	$697,981	$(1,263,683)

Stock based compensation for services	942,778	$943							781,700			782,643

Issuance of commons stock in lieu of cash to debtholders for interest	46,843	$46							61,597			61,643

Conversion of series B preferred stock into common	244,640	$245					(440)	$(1)	(244)			-

Beneficial conversion feature on debentures									337,877			337,877

Stock issued for acquisition of non-controlling interest	300,000	$300							721,085		(710,032)	11,353

Net (Loss) Income										(3,271,012)	12,051	(3,258,961)

Balance December 31, 2011	3,818,707	$3,818	1,556	$2	813	$1	5,409	$5	$35,725,411	$(39,058,365)	$-	$(3,329,128)

Stock based compensation for services	540,000	$540							847,021			847,561

Conversion of series A preferred stock into common	104,250	$105	(150)	$(1)					(104)			-

Conversion of series B preferred stock into common	13,889	$14					(25)		(14)			-

Net Loss										(4,005,506)		(4,005,506)

Balance December 31, 2012	4,476,846	$4,477	1,406	$1	813	$1	5,384	$5	$36,572,314	$(43,063,871)	$-	$(6,487,073)

See accompanying notes to these consolidated financial statements.

ASSURED PHARMACY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

	YEAR ENDED DECEMBER 31,
	2012	2011

CASH FLOWS USED IN OPERATING ACTIVITIES:
Net loss including noncontrolling interest	$(4,005,506)	$(3,258,961)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property and equipment	34,614	27,609
Amortization of debt issuance costs	121,963	71,416
Amortization of discount on debt	684,627	472,069
Stock based compensation	847,561	782,643
Issuance of common stock in lieu of debenture interest	-	61,643
Loss on extinguishment of debentures and notes	90,205	16,923
Provision for accounts receivable doubtful accounts	30,610	65,322
Provision (recoveries) for other receivables doubtful accounts	(136,038)	659,616
Gain on change in fair value of warrant liability	(357,194)	(443,274)

Changes in operating assets and liabilities:
Accounts receivable	131,773	87,154
Inventories	288,568	67,733
Prepaid expenses and other current assets	20,190	162,588
Other receivables	229,305	10,758
Accounts payable and accrued liabilities	1,488,507	(7,983)

Net cash used in operating activities	(530,815)	(1,224,744)

CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchases of property and equipment	(21,285)	(27,087)
Net cash used in investing activities	(21,285)	(27,087)

CASH FLOWS FROM FINANCING ACTIVITIES:

Repayment of notes payable	(46,100)	(83,536)
Payment of issuance cost for convertible debentures and notes	(42,898)	(229,446)
Proceeds from issuance of convertible debentures	350,400	1,565,384
Proceeds from advances on shareholder revolving note	336,500	21,540
Repayment of advances on shareholder revolving note	(47,820)	(36,120)
Net cash provided by financing activities	550,082	1,237,822

Net decrease in cash	(2,018)	(14,009)

Cash at beginning of period	23,316	37,325

Cash at end of period	$21,298	$23,316

See accompanying notes to these consolidated financial statements.

ASSURED PHARMACY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     BASIS OF PRESENTATION AND PLAN OF OPERATIONS

Organization

Assured Pharmacy, Inc. (“Assured Pharmacy” or the “Company”) was organized as a Nevada corporation on October 22, 1999, under the name Surforama.com, Inc. The Company is engaged in the business of providing pharmacy services to physicians and patients primarily in the treatment of chronic pain. The Company derives its revenue primarily from the sale of prescription drugs and primarily dispenses highly regulated pain medications and does not offer non-prescription drugs or health and beauty related products inventoried at traditional pharmacies. The majority of the Company's business is derived from repeat business from its customers.

The Company has four operating pharmacies as of the year ended December 31, 2012 and five operating pharmacies as of the year ended December 31, 2011. The pharmacies are located in Santa Ana, California, Riverside, California, Kirkland, Washington, Gresham, Oregon and Leawood, Kansas.  In December 2012, we consolidated the operations of our Santa Ana pharmacy into our Riverside pharmacy location.  Due to the close proximity between the pharmacies, management expects to retain the majority of our existing customers and leverage our existing infrastructure which is expected to result in a reduction of costs.

The Company’s common stock is now traded on the OTC Market’s OTC:QB quotations system under the ticker symbol APHY.

In June 2009, the Company filed a Certificate of Designation with the state of Nevada to designate 2,830 preferred shares as Series A Convertible Preferred Stock (“Series A Preferred”) and 7,745 shares as Series B Convertible Preferred Stock (“Series B Preferred”) from the 5,000,000 preferred shares authorized (see Note 5 for further details).  In May 2010, the Company filed a Certificate of Designation with the state of Nevada to designate 813 preferred shares as Series C Convertible Preferred Stock (“Series C Preferred”).

In January 2010, the Company filed a Certificate of Amendment to Articles of Incorporation with the State of Nevada to increase the number of authorized common shares from 833,333 shares to 16,666,667 shares.

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

Registration Statement

On November 13, 2012, we completed the registration of 2,292,067 shares of common stock, par value $0.001 per share, issuable upon exercise of warrants on Form S-1, as amended.  We became a public company on November 14, 2012 and are now subject to the reporting requirements under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  The Company’s common stock began trading on the OTC Market’s OTC:QB quotation system under the ticker symbol “APHY”.

Reverse Stock Split

In March 2011, the Company’s Board approved an amended and restated certificate of incorporation effecting a 1 for 180 reverse stock split of the Company’s issued and outstanding shares of common stock, effective as of April 15, 2011. As required, a consent and waiver was obtained from the majority of the Series A Preferred holders in accordance with the certificate of designation.

ASSURED PHARMACY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Going Concern Considerations

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business. As of December 31, 2012, the Company had an accumulated deficit of approximately $43.1 million, recurring losses from operations. The Company also had negative working capital of approximately $6.3 million and debt with maturities within one year in the amount of approximately $3.0 million as of December 31, 2012.

From January 1, 2013 to March 15, 2013, the Company completed equity offerings of $660,000 and restructured its credit facility with its’ primary wholesaler (see note 12 for further details). The Company intends to fund operations through raising additional capital through debt financing and equity issuances, increased sales, increased collection activity on past due other receivable balances and reduced expenses, which may be insufficient to fund its capital expenditures, working capital or other cash requirements for the year ending December 31, 2013. The Company is in negotiations with current debt holders to restructure and extend payment terms of the existing short term debt.  The Company is seeking additional funds to finance its immediate and long-term operations. The successful outcome of future financing activities cannot be determined at this time and there is no assurance that if achieved, the Company will have sufficient funds to execute its intended business plan or generate positive operating results. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments related to recoverability and -classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

In response to these financial issues, management has taken the following actions:

·	The Company is seeking to renegotiate existing debt.
·	The Company is seeking investment capital.
·	The Company is aggressively targeting new physicians.
·	The Company is aggressively increasing collection activity on past due other receivable balances

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. Significant estimates and assumptions involved include the collectability of accounts receivable, accounting for stock based compensation and other stock based payments, convertible debt issuances, the valuation of the deferred tax asset, inventory, warrant liability and long-lived assets valuation (including goodwill).  Actual results could materially differ from these estimates.

ASSURED PHARMACY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Concentration of Credit Risk

Accounts receivable from worker’s compensation insurance carriers in the State of California totaled approximately $1.0 million and $1.4 million, as of December 31, 2012 and 2011, respectively.  See Accounts Receivable and Allowances accounting policy for a detail of these amounts disclosed.

During the year ended December 31, 2012 and 2011, the Company purchased approximately $10.1 million and $10.7 million, respectively, or 92% and 80%, respectively, of its prescription drug inventory from one primary wholesale vendor. At December 31, 2012 and 2011, accounts payable to the vendor were approximately $3.6 million and $2.6 million, respectively. During the year ended December 31, 2012 and 2011, the Company purchased approximately $858,000 and $1.4 million, respectively, or 8% and 10%, respectively, of its prescription drug inventory from another secondary wholesale vendor. At December 31, 2012 and 2011, accounts payable to the vendor were approximately $113,000 and $113,000, respectively. During the year ended December 31, 2012 and 2011, the Company purchased approximately $0 and $ 717,000 respectively, or 0% and 5%, respectively, of its prescription drug inventory from a second primary wholesale vendor. Management believes that the wholesale pharmaceutical and non-pharmaceutical distribution industry is highly competitive because of consolidation in the retail pharmacy industry and the practice of certain large pharmacy chains to purchase directly from product manufacturers. Although management believes it could obtain the majority of its inventory from other distributors at competitive prices and with competitive payment terms, if its relationship with its primary wholesale drug vendor was terminated, there can be no assurance that the termination of such relationship would not adversely affect the Company.

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

ASSURED PHARMACY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Cash

The Company considers all highly liquid investments with an original maturity of three months or less, when purchased, to be cash equivalents. The Company deposits its cash with federally insured financial institutions, which at times may have balances that exceed Federal Deposit Insurance Corp insurance limitations. Management believes the risk of loss related to the excess balances is minimal.

Accounts Receivable and Allowances

The Company's accounts receivable consist of amounts due from third party medical insurance carriers, pharmacy benefit management companies, patients and credit card processors. Management periodically reviews the accounts receivable to assess collectability and estimate potential doubtful accounts.  Accounts receivable are written off after collection efforts have been completed in accordance with the Company’s policies.  The doubtful accounts allowance reduces the carrying value of the account receivable.

The Company’s accounts receivables are detailed as follows:

	2012	2011

Accounts receivable
Third party medical insurance and other	$682,010	$840,256

Allowance for doubtful accounts	(5,064)	(928)
Total accounts receivable, net	$676,946	$839,328

The provision for bad debts for the years ended December 31, 2012 and 2011 was $30,610 and $65,322, respectively. The Company wrote off $26,474 and $66,610 in doubtful accounts in the years ended December 31, 2012 and 2011, respectively.

Inventories

Inventories are located at the Company’s pharmacy locations. Inventory consists solely of finished products (primarily prescription drugs) and is valued at the lower of first-in, first-out cost (FIFO) or market. Our inventories are maintained on a periodic basis through the performance of physical inventory counts.  Our cost of sales is recorded based upon the actual results of the physical inventory counts, and is estimated when a physical inventory is not performed in a particular month. Historically, no significant adjustments have resulted from reconciliations with the physical inventories.

ASSURED PHARMACY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Inventories are comprised of brand and generic pharmaceutical drugs. The Company's pharmacies maintain a wide variety of different drug classes, known as Schedule II, Schedule III, and Schedule IV drugs, which vary in degrees of addictiveness.  Schedule II drugs, considered narcotics by the DEA, are the most addictive; hence, they are highly regulated by the Drug Enforcement Administration (“DEA”) and are required to be segregated and secured in a separate cabinet. Schedule III and Schedule IV drugs are less addictive and are not regulated. Because the Company's business model focuses on servicing pain management doctors and chronic pain patients, the Company carries a larger amount of Schedule II drugs in inventory than most other pharmacies.

Property and Equipment

Property and equipment are stated at cost, and are being depreciated using the straight-line method over the estimated useful lives of the related assets, which generally range between three and ten years. Company’s property and equipment consist of computers, software, office furniture and equipment, store fixtures, and leasehold improvements on pharmacy build-outs. Leasehold improvements are amortized on a straight-line basis over the shorter of the estimated useful lives of the assets or the remaining lease terms, typically five years. Maintenance and repairs are charged to expense as incurred. Significant renewals and betterments are capitalized. At the time of retirement, other disposition of property and equipment or termination of a lease, the cost and accumulated depreciation or amortization are removed from the accounts and any resulting gain or loss is reflected in results of operations.  During the years ended December 31, 2012 and 2011, no impairments of property and equipment were recognized.

Other Receivables and Allowances

The other receivables are primarily related to worker’s compensation claims from insurance carriers for prescription medications dispensed to injured workers in the State of California.  The delay in payment typically arises due to monetary disputes between the claimant and the employer and/or the employer’s insurance carrier. The settlement period for such dispute cases can range from one year to ten years.  The Company typically files a lien (“Green Lien”) on each case that has a past due balance to protect the account receivable when the case ultimately settles. Management has classified such receivables as long term assets due to these factors.  On April 1, 2010, the Company discontinued dispensing medication to California worker’s compensation customers whose claims could not be authorized and billed electronically.  This change was due to lower profit margins and cash flow constraints that are associated with the manual authorization and billing process.

During the year ended December 31, 2011, management performed a comprehensive assessment of the allowance for doubtful accounts for other receivables estimation methodologies in light of its expectations around the ultimate collection of its other receivables balances.  Management performed a detailed case analysis, taking into consideration recent collection history, status of each case and the overall decrease in case activity over the last two years.  In connection with that comprehensive assessment of the allowance for doubtful accounts, management recorded a $659,616 bad debt provision to reduce the other receivables balance to the expected net realizable value. In February 2012, management engaged a collection service organization that specializes in the collection of California workers’ compensation receivables to aggressively pursue collections on these receivables.   As of December 31, 2012, management assessed its remaining other receivables accounts and updated its overall allowance considering the $136,038 in recovery of accounts previously included in the allowance.

The Company’s other receivables as on December 31, 2012 and 2011 are detailed as follows:
	2012	2011

Other Receivables

Worker's compensation	$1,034,766	$1,375,662
Allowance for doubtful accounts	(828,030)	(1,075,659)
Total other receivables, net	$206,736	$300,003

ASSURED PHARMACY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Management recorded bad debt recoveries of $136,038 for the year ended December 31, 2012 and recorded provision for bad debts of $659,616 for the year ended December 31, 2011. The Company wrote off $111,590 and $15,885 in uncollectible accounts in the years ending December 31, 2012 and 2011, respectively.

Goodwill

Goodwill represents the excess purchase price of an acquired entity over the net amounts assigned to assets acquired and liabilities assumed.  The Company’s goodwill relates to its acquisition of the 49% interest in API.  The Company reviews goodwill for impairment at least annually.  The annual impairment test for goodwill is a two-step process and involves comparing the estimated fair value of each reporting unit to the reporting unit’s carrying value, including goodwill.  If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered impaired, and the second step of the impairment test is unnecessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test would be performed to measure the amount of impairment loss to be recorded, if any. The Company estimated the API’s fair value based on the income approach.  The Company’s conducts its’ annual impairment tests in December of each year.

Assured Pharmacy consists of a management services holding company (“APHY”) and four operating pharmacies as of the year ended December 31, 2012 and five operating pharmacies as of the year ended December 31, 2011.  In December 2006, we acquired the remaining 49% ownership of Assured Pharmacies, Inc. which is the owner of our Riverside and Santa Ana pharmacies through the TPG acquisition (“API”).  The two API pharmacies operate in the same metropolitan area and have operating synergies and are viewed as one reportable unit by management while each of the remaining pharmacies and APHY constitute a reportable unit that is a component of Assured’s single operating segment. In December 2012, the Company consolidated the operations of our Santa Ana pharmacy into our Riverside pharmacy.  The reportable units consist of APHY, API, Kirkland, Gresham and December for the years ended December 31, 2012 and 2011.

The Company’s goodwill of $697,766 as of December 31, 2012 and 2011 is associated with the API pharmacies acquisition in 2006 and is recorded only at the API reporting unit.  The goodwill was a result of the purchase price in excess of the identifiable assets and liabilities related to the acquisition of the minority ownership in these two pharmacies.

Management estimated the fair value of the API reporting unit using the income approach by preparing a discounted cash flow analysis.  The impairment analysis for management’s assessment of goodwill for 2012 and 2011 used a baseline trend from prior fiscal years.  Management then considered the historical trends and made estimates on future years’ growth in a cash flow projection analysis to assess the API goodwill for impairment.  Since the business is primarily based on repeat patients, management also considered the most recent patient and store specific monthly trends.  The resulting forecasted growth rates did not vary significantly from historical levels.  Additionally, management performed a sensitivity analysis by preparing an additional discounted cash flow model assuming a 3% growth rate to approximate the inflation rate which did not result in goodwill impairment. Management then averaged the two scenarios to determine the final estimated fair value of the reporting unit.

The financial condition of the overall Company has negatively impacted the operating results of the reporting units by constraining revenue growth, decreasing gross profit margins and increasing operating expenses.  Despite these financial constraints, API’s operations as a stand-alone reporting unit have the historical and projected operations to be a viable business. Based on the results of the impairment testing, management believes that the fair value of the API reporting unit is substantially in excess of its carrying value and concluded that there was no impairment.

Deferred Loan Costs

During the years ended December 31, 2012 and 2011, the Company incurred loan origination and other professional fees that were associated with closing certain loans.  These fees amounted to $42,898 and $240,201 during the years ended December 31, 2012 and 2011, respectively and are included in prepaid and other assets on the consolidated balance sheet, net of amortization.  Such fees have been deferred and are being amortized to interest expense over the life of the loan on a straight line basis, which approximates the effective interest method.  Interest expense recorded on these fees was $121,963 and $71,416 for the years ended December 31, 2012 and 2011, respectively, and was reflected in interest expense, net on the consolidated statements of operations.

ASSURED PHARMACY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Revenue Recognition

The Company recognizes revenue from prescriptions dispensed on an accrual basis when the product is delivered to or picked up by the customer. Payments are received directly from the customer at the point of sale, or the customers' insurance provider is billed electronically. For third party medical insurance and other claims, authorization to ensure payment is obtained from the customer’s insurance provider before the medication is dispensed to the customer. Authorization is obtained for these sales electronically and a corresponding authorization number is issued by the customers' insurance provider.

The Company recognizes revenue from service contracts on an accrual basis when the service is provided to the customer.  In March 2010, we entered into a one year Pharmacy Agreement with Generex to provide pharmacy and marketing services for Generex’s proprietary buccal insulin spray product Oral-lyn™. The Oral-lyn™ product will be dispensed as part of the United States Food and Drug Administration’s Treatment Investigation New Drug Program.  The remuneration for the one year service contract was $300,000, payable on execution of the Pharmacy Agreement.  The Company recognized revenue related to this contract on a straight line basis over the one year term of the contract.

Advertising

Advertising costs for marketing and promotions are included in selling expenses, when incurred. Advertising costs for the years ended December 31, 2012 and 2011 were $11,208 and $10,084, respectively. Such expenses are included in selling, general and administrative expenses in the accompanying consolidated statements of operations.

Delivery expenses

The Company incurred expenses totaling $365,653 and $298,720 for the years ended December 31, 2012 and 2011, respectively, to deliver products sold to its customers. Delivery expenses are reported as a component of selling, general and administrative expenses in the accompanying consolidated statements of operations.

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

For the years ended December 31, 2012 and 2011, the Company recognized $847,561 and $782,643, respectively, in compensation expense which is included in selling, general and administrative expenses in the accompanying consolidated statements of operations.

Basic and Diluted Loss per Common Share

The Company computes loss per common share using ASC 260 “Earnings Per Share.” Basic loss per share is computed by dividing net loss applicable to common shareholders by the weighted average number of common shares outstanding for the reporting period. Diluted loss per share reflects the potential dilution that could occur if securities or other contracts, such as stock options and warrants to issue common stock, were exercised or converted into common stock. Because the Company has incurred net losses and there are no dilutive potential common shares, basic and diluted loss per common share are the same.

ASSURED PHARMACY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Income Taxes

The Company recognizes liabilities or assets for the deferred tax consequences of temporary differences between the tax basis of assets or liabilities and their reported amounts in the financial statements in accordance with FASB ASC 740-10, “ Accounting for Income Taxes” (“ASC 740-10”).  These temporary differences will result in taxable or deductible amounts in future years when the reported amounts of the assets or liabilities are recovered or settled.  ASC 740-10 requires that a valuation allowance be established when management determines that it is more likely than not that all or a portion of a deferred asset will not be realized.  The Company evaluates the realizability of its net deferred income tax assets and valuation allowances as necessary, at least on an annual basis. During this evaluation, the Company reviews its forecasts of income in conjunction with other positive and negative evidence surrounding the realizability of its deferred income tax assets to determine if a valuation allowance is required. Adjustments to the valuation allowance will increase or decrease the Company’s income tax provision or benefit.

The recognition and measurement of benefits related to the Company’s tax positions requires significant judgment, as uncertainties often exist with respect to new laws, new interpretations of existing laws, and rulings by taxing authorities. Differences between actual results and the Company’s assumptions or changes in the Company’s assumptions in future periods are recorded in the period they become known.  Under ASC 740 we determined that all of our income tax positions meet the more-likely-than-not recognition threshold and, therefore, required no reserve. In the event of future uncertain tax positions, additional interest and penalty charges associated with tax positions would be classified as income tax expense in the Consolidated Financial Statements.

Fair Values of Financial Instruments

Management believes that the carrying amounts of the Company's financial instruments, consisting primarily of cash, accounts receivable, accounts payable and accrued expenses approximated their fair values at December 31, 2012 and 2011, due to their short-term nature.

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

The fair value of the warrant liability of $274,605 and $208,570 as of December 31, 2012 and 2011, respectively, was measured using Level 3 measurements.

Management also believes that the December 31, 2012 and 2011 interest rates associated with the notes payable approximates the market interest rates for these types of debt instruments and as such, the carrying amount of the notes payable approximates their fair value.

ASSURED PHARMACY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Common Stock Warrant Liability

The Company accounts for its common stock warrants under ASC 480, “Distinguishing Liabilities from Equity,” which requires any financial instrument, other than an outstanding share, that, at inception, embodies an obligation to repurchase the issuer’s equity shares, or is indexed to such an obligation, and it requires or may require the issuer to settle the obligation by transferring assets, would qualify for classification as a liability. The guidance required the Company’s outstanding warrants from convertible debenture private placements in the years ended December 31, 2012 and 2011 to be classified as liabilities and to be fair valued at each reporting period, with the changes in fair value recognized as a change in fair value of warranty liability in the Company’s consolidated statements of operations. Specifically, the warrants issued in connection with convertible debenture private placements in throughout the years ended December 31, 2012 and 2011, grant the warrant holder certain anti-dilution protection which provide exercise price adjustments in the event that any common stock or common stock equivalents are issued at an effective price per share that is less than the exercise price per share.  Upon exercise or expiration of the warrant, the fair value of the warrant at that time will be reclassified to equity from a liability.  The following table is a summary of the warrant liability activity measured at fair value using Level 3 inputs:

Warrant Liability

Balance at December 31, 2010	$138,263

Granted	649,944
Cancelled, forfeited or expired	(136,363)
Change in fair value of common stock warrants	(443,274)

Balance at December 31, 2011	$208,570

Granted	511,765
Cancelled, forfeited or expired	(88,536)
Change in fair value of common stock warrants	(357,194)

Balance at December 31, 2012	$274,605

Non-controlling Interests

The Company’s non-controlling equity interests are specifically related to the non-controlling interests owned by TAPG in APN.  On June 30, 2011, the Company entered into a Stock Purchase Agreement with TAPG to issue 300,000 restricted shares of the Company’s common stock in exchange for all of TAPG’s rights, title and interest in APN and the cancellation of the $17,758 in principal and interest due to TAPG (see Note 4 for further details). The book value of TAPG’s non-controlling interest on June 30, 2011 was $710,032.  As a result of this acquisition, the Company increased its ownership interest in APN to 100% making it a wholly-owned subsidiary.

New Accounting Standards

In May 2011, the FASB issued Accounting Standards Update (“ASU”) 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs,” which amends ASC 820, “Fair Value Measurement.” The amended guidance changes the wording used to describe many requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. Additionally, the amendments clarify the FASB’s intent about the application of existing fair value measurement requirements. The guidance provided in ASU No. 2011-04 is effective for interim and annual periods beginning after December 15, 2011 and is applied prospectively. The provisions are effective for the Company’s year ended December 31, 2012. These provisions did not have a significant effect on our consolidated financial statements.

ASSURED PHARMACY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In September 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-08 “Intangibles—Goodwill and Other” intended to simplify goodwill impairment testing. Entities will be allowed to perform a qualitative assessment on goodwill impairment to determine whether it is more likely than not (defined as having a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The amendments in this ASU are effective for goodwill impairment tests performed in interim and annual periods for fiscal years beginning after December 15, 2011, with early adoption permitted. In addition, Topic 350 also requires an entity to perform a “Step 2” for reporting units with zero or negative carrying values. The Company has evaluated the adoption of ASU 2011-08 and has determined that it did not have an impact on its consolidated results of operations or financial conditions.

3.     PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31, 2012 and 2011:

	2012	2011
Furniture and equipment	$31,323	$28,164
Computer equipment and information systems	513,476	522,981
Leasehold improvements	118,083	147,958
	662,882	699,103

Less: accumulated depreciation and amortization	(601,469)	(624,361)
	$61,413	$74,742

Depreciation and amortization expense for the years ended December 31, 2012 and 2011 was $34,614 and $27,609, respectively.  Depreciation and amortization expenses are included in selling, general and administrative expenses on the consolidated statements of operations.

4.      NOTES PAYABLE AND UNSECURED CONVERTIBLE DEBENTURES

The table below summarizes the Company’s notes payable and unsecured convertible debentures as of December 31, 2012:

	Related Party	Unrelated	Total

Secured debt	$-	$304,638	$304,638
Revolving credit facilities	447,000	-	447,000
Other notes and debt	-	242,872	242,872
Total notes payable	$447,000	$547,510	$994,510

Unsecured convertible
debentures, net of discount	$498,798	$2,090,978	$2,589,776

Total debt	$945,798	$2,638,488	$3,584,286

ASSURED PHARMACY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Maturities of debt at December 31, 2012, are as follows:

	Secured Debt	Revolving Credit Facilities	Other notes and debt	Unsecured convertible debentures	Total
2013	304,638	-	242,872	2,435,195	2,982,705
2014	-	447,000	-	530,588	977,588
Total	304,638	447,000	242,872	2,965,783	3,960,293
Less debt discount	-	-	-	(376,007)	(376,007)
Carrying value of debt	$304,638	$447,000	$242,872	$2,589,776	$3,584,286

Unsecured Debt

2010 Issuances

In April 2010, we entered into a secured loan agreement with an accredited investor in a private placement. Under the terms of this agreement, the Company received a loan of $250,000 at an interest rate of 12% per annum, with interest payable in advance with the principal due in April 2011 at maturity.  In June 2011, the outstanding principal loan balance of $250,000 was converted into a 16.0% senior convertible debenture through a private placement for an aggregate principal amount of $250,000, which matured in June 2012. A consent and waiver was obtained from the majority of the Series A Preferred holders and a waiver was obtained from a majority of the Series B Preferred holders, as required in the certificate of designation. The debentures are convertible into shares of the Company’s common stock at an initial conversion price of $1.26 per share for a total of 198,413 common shares on an as converted basis, subject to adjustment for stock dividends, stock splits and related distributions. In June 2012, the agreement was amended and the maturity date of the debenture was extended to June 22, 2013.  In September 2012, the investor consented to a partial anti-dilution adjustment in conversion price per share to $0.90 per share in the event of the minimum offering being achieved in a private placement of common stock and warrants.  In February 2013, the minimum offering was achieved resulting in an adjusted conversion price of $0.90 per share for a total of 277,778 common shares on an as converted basis, subject to adjustment for stock dividends, stock splits and related distributions (see Note 12 for further details).

As part of the private placement, the investor received a warrant to purchase 238,095 shares of the Company’s common stock.  The warrant is exercisable for a period of three years from the date of issuance at an initial exercise price of $1.512, subject to adjustment for stock dividends, stock splits and related distributions.  The investor may exercise the warrant on a cashless basis if the shares of common stock underlying the warrant are not then registered pursuant to an effective registration statement.  The outstanding warrants are subject to certain anti-dilution protection clauses which provide exercise price adjustments in the event that any common stock or common stock equivalents are issued at an effective price per share that is less than the exercise price per share.  Accordingly, the fair value of the stock warrants is classified as a warrant liability on the accompanying consolidated balance sheets as of December 31, 2012 and 2011.  As part of the June 2012 amendment, the exercise period of the warrants was extended from three years to five years.

The Company separately valued the embedded beneficial conversion feature present in convertible securities as the difference, as of the commitment date, between the effective conversion price of the convertible security and the fair value of the common stock underlying the convertible security. The embedded beneficial conversion feature was valued at $50,448 separately, and was recognized by allocating to additional paid-in capital and discount on debt.

The total gross discount on the debenture issuance was $152,483, which will be amortized on a straight line basis over the twelve (12) month term of the loan. The effective interest rate on the debenture was calculated as 79.6%. There are no financial covenants that the Company is required to maintain.

ASSURED PHARMACY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In July 2010, we completed a sale in a private placement to an accredited, related party investor affiliated with Mosaic Private Equity Fund (U.S.), L.P. (“MPE”), Mosaic Financial Services, LLC (“MFS”) and Mosaic Private Equity (III), Ltd., (“MPE III”), (collectively “Mosaic”), a related party (see Note 7 for further details), for a 10.0% convertible debenture for an aggregate principal amount of $500,000 (before deducting expenses and fees related to the private placement) due in July 2012.  A consent and waiver was obtained from the majority of the Series A and C Preferred holders and a waiver was obtained from a majority of the Series B Preferred holders, as required in the certificate of designation. The debentures are convertible into shares of the Company’s Series A Preferred at an initial conversion price of $1,000 per share and subject to adjustments, and each share of Series A Preferred is convertible into 695 shares of the Company’s common stock for a total of 347,500 common shares on an as converted basis.  Interest on the note is payable quarterly and is calculated based on the higher of the average stock price for the five (5) prior trading days or $1.80 per common share.  In July 2012, the Company entered into an Amendment to the debenture agreement, in which the term of the loan was modified and extended for a period of one year by mutual consent.  As consideration for the extension, the interest rate for the debenture was increased from 10.0% to 16.0%.  In September 2012, the holders of a majority of the Series A and C Preferred stock consented to a partial anti-dilution adjustment in conversion price per share to $0.90 per share in the event of the minimum offering being achieved in a private placement of common stock and warrants.  In February 2013, the minimum offering was achieved resulting in an adjusted conversion price of $0.90 per share for a total of 555,556 common shares on an as converted basis, subject to adjustment for stock dividends, stock splits and related distributions (see Note 12 for further details).

The Company separately valued the embedded beneficial conversion feature present in convertible securities as the difference, as of the commitment date, between the effective conversion price of the convertible security and the fair value of the common stock underlying the convertible security. The embedded beneficial conversion feature was valued at $93,750 separately, and was recognized by allocating to additional paid-in capital and discount on debt. There are no financial covenants that the Company is required to maintain.

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

ASSURED PHARMACY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2011 Issuances

In May 2011, the existing $300,000 convertible debenture and related warrants were cancelled and exchanged for a 16.0% senior convertible debenture due December 1, 2012 in a private placement. Interest expense for the year ended December 31, 2011 was $57,441 which is comprised of $9,247 in cash interest at the stated rate, $37,555 in amortization of discount and $10,639 in amortization of debt issuance cost.  As a result of the transaction, the Company recognized a loss on extinguishment of debt of $16,923.

During the year ended December 31, 2011, the Company completed sales through private placements to accredited investors of 16.0% senior convertible debentures for an aggregate principal amount of $1,865,384 (before deducting expenses and fees related to the private placements). The proceeds from the private placements included the cancellation of a $300,000 convertible debenture and related warrants resulting in cash gross proceeds of an aggregate of $1,565,384 from these private placements. The Company incurred an aggregate total of $222,543 in cash fees and expenses related to the private placements resulting in cash net proceeds of an aggregate of $1,342,841 from the private placements. The debentures are convertible into shares of the Company’s common stock at an initial conversion price of $1.26 per share for an aggregate total of 1,480,469 common shares on an as converted basis, subject to adjustment.  A consent and waiver was obtained from the majority of the Series A and C Preferred holders and a waiver was obtained from a majority of the Series B Preferred holders as required in the certificate of designation.  From September 2012 through February 2013, all of the investors in 2011 private placements consented to a partial anti-dilution adjustment in conversion price per share to $0.90 per share in the event of the minimum offering being achieved in a private placement of common stock and warrants.  In February 2013, the minimum offering was achieved resulting in an adjusted conversion price of $0.90 per share for a total of 2,072,654 common shares on an as converted basis, subject to adjustment for stock dividends, stock splits and related distributions (see Note 12 for further details).

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

In June and July 2012, six debenture holders entered into amendment agreements to extend the periodic redemption dates and maturity dates for an aggregate of $665,384 in debentures by one year.  The Company evaluated the modifications by computing the discounted cash flows of the existing loan and comparing them to the discounted cash flows of the changed loan.  If the difference in the present value between the existing loan and the changed loan was 10% or greater, then the loan is substantially different which requires extinguishment accounting treatment. As a result of the modification of the debenture terms, the Company recognized a loss on extinguishment of debt of $75,585 related to the June and July 2012 amendments.

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

Due to our current financial condition, we did not make the periodic redemption payments of $125,000 due on June 1, 2012 and September 1, 2012 and the final payment due of $250,000 on or before December 1, 2012 to three convertible debenture holders that did not extend.  Upon default, amounts owed become immediately payable to the debenture holder upon issuance of a notice of default.  None of the debenture holders have issued a notice of default relating to our failure to make the periodic redemption payments on June 1, 2012 or September 1, 2012 or the final payment of $250,000 due on December 1, 2012 under the debenture agreement.  Amounts are listed as current at December 31, 2012.

ASSURED PHARMACY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The table below summarizes the debenture obligations related to the 2011 private placements as of December 31, 2012:

Debenture Maturity Date	Periodic Redemption Dates		Principal Amount	Periodic Redemption Amounts	Due at Maturity

December 2012	June 2012	September 2012	$500,000	$125,000	$250,000
December 2013	June 2013	September 2013	700,000	175,000	350,000
January 2014	July 2013	October 2013	25,000	6,250	12,500
May 2014	November 2013	February 2014	640,384	160,096	320,192
			$1,865,384	$466,346	$932,692

As part of the 2011 private placements, the investors received warrants to purchase an aggregate of 1,776,561 shares of the Company’s common stock.  The warrants are exercisable for a period of three years from the date of issuance at an initial exercise price of $1.512, subject to adjustment.  The investor may exercise the warrant on a cashless basis if the shares of common stock underlying the warrant are not then registered pursuant to an effective registration statement.  The outstanding warrants are subject certain anti-dilution protection clauses which provide exercise price adjustments in the event that any common stock or common stock equivalents are issued at an effective price per share that is less than the exercise price per share.  Accordingly, the fair value of the stock warrants is classified as a warrant liability on the accompanying consolidated balance sheets as of December 31, 2012 and 2011.  As part of the June, July, and September amendments, the exercise period of warrants to purchase an aggregate of 1,300,368 shares of the Company’s common stock was increased from three years to five years.

The Company recorded the transactions by first allocating the fair value of the warrants of $537,154 to warrant liability and discount on debt (see Note 5 Stock Warrants for further details). The Company then separately valued the embedded beneficial conversion feature present in convertible securities as the difference, as of the commitment date, between the amount allocated to the convertible debenture and the fair value of the common stock underlying the convertible security. The embedded beneficial conversion feature was valued at $287,429 separately, and was recognized by allocating to additional paid-in capital and discount on debt.

The total gross discount on the debenture issuance was $824,584, which will be amortized on a straight line basis over the respective term of the debentures.  The weighted average effective interest rate was calculated as 55.0%. There are no financial covenants that the Company is required to maintain.

As a result of the June, July and September modifications, the Company recorded the transactions by first allocating the fair value of the warrants of $396,186 to warrant liability and discount on debt (see Note 5 Stock Warrants for further details). The Company then separately determined if an embedded beneficial conversion feature was present by comparing the difference, as of the commitment date, between the amount allocated to the convertible debenture and the fair value of the common stock underlying the convertible security which did not result in a beneficial conversion feature.  The gross discount on the debentures of $396,186 will be amortized over the respective term of the debentures.  The new weighted average effective interest rate was calculated as 47.3%. There are no financial covenants that the Company is required to maintain.

ASSURED PHARMACY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2012 Issuances

In January 2012, the Company completed a sale in a private placement to an accredited investor for a 16.0% senior convertible debenture due May 30, 2012 for an aggregate principal amount of $50,400 (before deducting expenses and fees related to the private placement) with periodic redemptions of $12,600 due in November 2012 and February 2013, plus any unpaid interest. The Company has the option to pay all or part of the November 2012 periodic redemptions with shares of the Company’s common stock, subject to certain Equity Conditions, as defined in the loan agreement.  These Equity Conditions include, among others, the Company’s compliance with honoring all conversions and redemptions, payment of all liquidated damages of the debenture, an effective registration to allow for resale of the common shares and the ability to resell such common pursuant to Rule 144.  A consent and waiver was obtained from the majority of the Series A Preferred holders and a waiver was obtained from a majority of the Series B Preferred holders as required in the certificate of designation. The debentures are convertible into shares of the Company’s common stock at an initial conversion price of $1.26 per share for a total of 40,000 common shares on an as converted basis, subject to adjustment.  In June 2012, the Company entered into an amendment of the convertible debenture agreement, in which the term of the loan was modified and extended by one year.   In September 2012, the investor consented to a partial anti-dilution adjustment in conversion price per share to $0.90 per share in the event of the minimum offering being achieved in a private placement of common stock and warrants.  In February 2013, the minimum offering was achieved resulting in an adjusted conversion price of $0.90 per share for a total of 56,000 common shares on an as converted basis, subject to adjustment for stock dividends, stock splits and related distributions (see Note 12 for further details).

As part of the private placement, the investor received a warrant to purchase 48,000 shares of the Company’s common stock.  The warrant is exercisable for a period of three years from the date of issuance at an initial exercise price of $1.512, subject to adjustment.  The investor may exercise the warrant on a cashless basis if the shares of common stock underlying the warrant are not then registered pursuant to an effective registration statement.  The outstanding warrants are subject certain anti-dilution protection clauses which provide exercise price adjustments in the event that any common stock or common stock equivalents are issued at an effective price per share that is less than the exercise price per share.  Accordingly, the stock warrants are classified as a warrant liability on the accompanying consolidated balance sheet as of December 31, 2012.  As part of the June 2012 amendment, the Company extended the exercise term of the warrants to five years.

The gross discount on the debenture issuance was $6,741, which is amortized on a straight line basis over the seventeen (17) month term of the loan. The effective interest rate on the debenture was initially calculated as 25.5%.  As of result of the modification of the terms of the debenture, a new effective interest rate was calculated as 21.6%.  There are no financial covenants that the Company is required to maintain.

In July 2012, the Company completed a sale in a private placement to an accredited investor for a 16.0% senior convertible debenture for an aggregate principal amount of $300,000 (before deducting expenses and fees related to the private placement) due in December 2013 with periodic redemptions of $75,000 due in June 2013 and September 2013, plus any unpaid interest. The Company has the option to pay all or part of the June 2013 periodic redemptions with shares of the Company’s common stock, subject to certain Equity Conditions, as defined in the loan agreement.  These Equity Conditions include, among others, the Company’s compliance with honoring all conversions and redemptions, payment of all liquidated damages of the debenture, an effective registration to allow for resale of the common shares and the ability to resell such common pursuant to Rule 144.  A consent and waiver was obtained from the majority of the Series A and C Preferred holders and a waiver was obtained from a majority of the Series B Preferred holders as required in the certificate of designation. The debentures are convertible into shares of the Company’s common stock at an initial conversion price of $1.26 per share for a total of 238,096 common shares on an as converted basis, subject to adjustment.  In September 2012 and February 2013, the investor consented to a partial anti-dilution adjustment in conversion price per share to $0.90 per share in the event of the minimum offering being achieved in a private placement of common stock and warrants.  In February 2013, the minimum offering was achieved resulting in an adjusted conversion price of $0.90 per share for a total of 333,334 common shares on an as converted basis, subject to adjustment for stock dividends, stock splits and related distributions (see Note 12 for further details).

ASSURED PHARMACY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As part of the private placement, the investor received a warrant to purchase 285,716 shares of the Company’s common stock.  The warrant is exercisable for a period of five years from the date of issuance at an initial exercise price of $1.512, subject to adjustment.  The investor may exercise the warrant on a cashless basis if the shares of common stock underlying the warrant are not then registered pursuant to an effective registration statement.  The outstanding warrants are subject certain anti-dilution protection clauses which provide exercise price adjustments in the event that any common stock or common stock equivalents are issued at an effective price per share that is less than the exercise price per share. Accordingly, the stock warrants are classified as a warrant liability on the accompanying consolidated balance sheet as of December 31, 2012.

The gross discount on the debenture issuance was $108,838, which will be amortized on a straight line basis over the seventeen (17) month term of the loan.  The effective interest rate on the debenture was calculated as 52.8%. There are no financial covenants that the Company is required to maintain.

The table below summarizes unsecured convertible debentures and related debt discounts as of December 31, 2012:

	Related Party	Unrelated	Total

Current	$500,000	$1,935,195	$2,435,195
Non-current	-	530,588	530,588

Total	$500,000	$2,465,783	$2,965,783

Less unamortized debt discount	(1,202)	(374,805)	(376,007)

	$498,798	$2,090,978	$2,589,776

The carrying value of the unsecured debentures is presented, net of total unamortized discount of $376,007 as of December 31, 2012.   Amortization of the debt discount was recorded as interest expense which is calculated on a straight line basis over the life of loan, which approximates the effective interest method.

Interest expense related to the unsecured convertible debentures for the years ended December, 2012 and 2011 was $1,306,791 and $709,550, respectively.

As of January 25, 2013, all convertible debenture holders consented to the acceptance of a partial ratchet anti dilution adjustment of $0.90 per common share.   In February 2013, the Company achieved the minimum offering required in the private placement resulting in increase of an aggregate of 990,844 common shares upon conversion of all convertible notes.

Secured Debt

In September 2010, the Company entered into a secured loan agreement with our primary wholesaler. Under the terms of this agreement, the Company received a two (2) year loan of $400,000 with an adjustable interest rate of prime plus 3.00% per annum, with interest payable monthly. Monthly payment requirements are $5,000 per month for eight consecutive months, followed by eight consecutive monthly principal reductions of $10,000, followed by seven consecutive monthly principal reductions of $15,000, with remaining principal and interest due September 1, 2012. The proceeds from the note were simultaneously exchanged for $400,000 in outstanding vendor invoices. The note is secured by all of the assets of the Company and its subsidiaries through UCC-1 filings.

ASSURED PHARMACY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2012, the outstanding balance of $304,638 plus accrued interest of $209 is past due.  The note is in default as of December 31, 2012, the Company subsequently amended the agreement with the wholesaler as described in Note 12.

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

In November 2012, the Modification Agreement to the Revolving Line of Credit Agreement dated March 10, 2009, in which the credit limit was modified and increased from $300,000 to $500,000.

As of December 31, 2012, the outstanding balance on the revolver was $447,000 with remaining availability of $53,000.

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

In January 2011, the parties entered into a second amendment to the Share Agreement between Assured Pharmacy, Inc. (“Buyer”) and TPG, LLC (“Seller”).  The maturity date of the note was extended from February 2009 to July 2012 and all prior defaults, late fees or other claims for obligations of Buyer that may have accrued have been waived.  As part of the amendment, the Company also agreed to an exclusive venue specified by Seller for any and all disputes arising out of or relating to this second amendment.

In June 2012, the parties entered into a third amendment to the Share Agreement between Assured Pharmacy, Inc. (“Buyer”) and TPG, LLC (“Seller”).  The maturity date of the note was extended from July 2012 to July 2013 and all prior defaults, late fees or other claims for obligations of Buyer that may have accrued have been waived.

The outstanding balance of $205,000 together with accrued interest at the rate of prime plus 2% per annum commencing from December 15, 2006, is payable as follows:

(a)	Twelve (12) consecutive monthly installments of $10,000 on or before the 15th of each month commencing in July 2012 through June 2013.

(b)	Remaining balance, including all interest due, payable on or before July 15, 2013.

ASSURED PHARMACY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2012, the outstanding principal balance on the loan was $242,872. Due to our current financial condition, we did not make the monthly installment payments of $10,000 due on September 15, 2012, October 15, 2012, November 15, 2012 and December 15, 2012 and may be unable to make the $213,091 payment due to TPG which includes principal and interest on or before July 15, 2013.  If we remain unable to fulfill our obligations to TPG under the Share Agreement, we will attempt to restructure and extend the terms of payments due to TPG, but can provide no assurance we will be able to do so on acceptable terms or even at all.  TPG has not issued a notice of default relating to our failure to make the monthly installment payments of $10,000 due required under the Purchase Agreement.

TAPG Note

On June 30, 2011 the outstanding principal balance payable to TAPG of $10,000 plus accrued interest of $7,758 was cancelled and simultaneously exchanged for the Company’s common stock as part of the acquisition of TAPG’s ownership interest in APN, (see Note 2 Non-controlling Interests for further details).

Other Agreements and Obligations

Primary Drug Wholesaler Security Interest

As part of our vendor terms and conditions with our primary drug wholesaler, our outstanding trade account balance is secured by all of the assets of the Company and it’s subsidiaries through UCC-1 Lien filings.  The Company’s outstanding trade accounts payable balance with our wholesaler as of December 31, 2012 and 2011 was approximately $3.6 million and $2.6 million, respectively.  The Company subsequently converted the outstanding balance into a secured note payable with the wholesaler as described in Note 12.

5.     EQUITY TRANSACTIONS

Convertible Preferred Stock Series – A, B & C

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

Preferred Stock Private Placements

In June 2009, in a private placement pursuant to the Purchase Agreement dated February 9, 2009, with Mosaic, a related party (see Note 7 for further details), the Company agreed to sell 1,330 shares of its Series A Preferred and common stock purchase warrants to purchase an aggregate of 1,083,334 shares of its common stock for an aggregate purchase price of $1.3 million, of which $750,000 was paid by the cancellation of secured indebtedness of the Company owed to MFS, with the remaining $580,000 to be paid in cash.  Each share of the 750 Series A Preferred shares that was issued in exchange for cancellation of secured indebtedness was convertible into 1,112 shares of common stock.

ASSURED PHARMACY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In addition, Mosaic shall have the option, exercisable upon written notice to the Company at any time during the 18 consecutive month period following the closing of the private placement, to purchase up to 1,000 shares of Series B Preferred of the Company at a price per share of $1,000, subject to adjustment on a dollar for dollar basis based on funding of the cash portion of the purchase price.  As a condition of closing of this transaction, the outstanding principal balance related to Short Term Notes and Unsecured Debentures of $7.7 million was exchanged for 7,720 shares of Series B Preferred.  The Company also issued seven (7) shares of Series A Preferred to MFS at a price of $1,000 per share for shares in lieu of interest related to accrued interest on an additional $100,000 in subsequent debt funding received in 2009. Each share of the 7 Series A Preferred shares that was issued for interest due was convertible into 1,112 shares of common stock.

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

As of December 31, 2012, the Company issued a total of 499 shares of Series A Preferred for $498,500 to Mosaic under this Purchase agreement. Each share of Series A Preferred is convertible into 695 shares of common stock.  As of December 31, 2012, no shares of Series A Preferred issued to Mosaic have been converted into common stock.

In April 2010, we completed a sale of 150 shares of Series A Preferred in a private placement to an accredited investor for an aggregate amount of $150,000 (before deducting expenses and fees related to the private placement).  A consent and waiver was obtained from the majority of the Series A Preferred holders and a waiver was obtained from a majority of the Series B Preferred holders as required in the certificate of designation. Each share of Series A Preferred is convertible into 695 shares of the Company’s common stock for a total of 104,250 shares, on an as converted basis. As of December 31, 2012, 150 Series A Preferred shares issued have been converted into 104,250 shares of common stock and no share of Series A Preferred shares have been converted into common stock.

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

In September 2012, the holders of the majority of Series A, B and C Preferred stock consented to a partial anti-dilution adjustment in conversion price per share to $0.90 per share in the event of the minimum offering being achieved in a private placement of common stock and warrants.  In February 2013, the minimum offering was achieved resulting in an adjusted conversion price of $0.90 per share for the Series A, B and C Preferred holders for a total of 1,562,340, 5,982,233 and 902,778 common shares on an as converted basis, respectively, subject to adjustment for stock dividends, stock splits and related distributions (see Note 12 for further details).

ASSURED PHARMACY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The table below summarizes the Company’s outstanding convertible preferred stock as of December 31, 2012 and 2011:

	December 31, 2012			December 31, 2011

Convertible Preferred Stock	Number of Preferred Shares	Number of Common Shares if Converted	Weighted Average Conversion Price	Number of Preferred Shares	Number of Common Shares if Converted	Weighted Average Conversion Price

Series A Preferred	1,406	1,292,492	$1.09	1,556	1,396,742	$0.95
Series B Preferred	5,384	2,993,504	$1.80	5,409	3,007,404	$1.80
Series C Preferred	813	451,750	$1.80	813	451,750	$1.80
Total	7,603	4,737,746	$1.60	7,778	4,855,896	$1.51

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

In May 2012, the Company’s Board and a majority of the Company’s shareholders approved an amended and restated articles of incorporation effectuating an increase in the number of authorized common shares of the Company from 16,666,667 to 35,000,000.  As required, a consent and waiver was obtained from the majority of the Series A and Series C Preferred holders in accordance with the certificate of designation.

Stock Warrants

2009 Issuances

In connection with the issuance of shares of Series A Preferred to Mosaic in 2009, the Company also issued warrants to purchase shares of common stock. The holder has the right to purchase up to 1,083,334 shares of our common stock at an exercise price equal to $0.09 per share, subject to certain adjustments for stock splits and other similar pro rata events.  The warrants may be exercised on a cashless basis at any time until June 30, 2019.  As of December 31, 2012, no warrants have been exercised.

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

ASSURED PHARMACY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2010 Issuances

In December 2010, as part of the private placement of convertible debentures, the investor received a warrant to purchase 250,000 shares of the Company’s common stock (see Note 4 for further details).  The warrant is exercisable for a period of three (3) years from the date of issuance at an initial exercise price of $1.73, subject to adjustment.  The fair value of the warrants was determined using the Black-Scholes option pricing model using the following assumptions on the issuance date:  expected stock price volatility of 443.9%, risk free rate of 0.87%, dividend yield of 0%, and a three (3) year term.  The net value of the warrant was recorded based on its relative value of $138,263. The investor may exercise the warrant on a cashless basis if the shares of common stock underlying the warrant are not then registered pursuant to an effective registration statement.  The outstanding warrants are subject certain anti-dilution protection clauses which provide exercise price adjustments in the event that any common stock or common stock equivalents are issued at an effective price per share that is less than the exercise price per share.  Accordingly, the stock warrants are classified as a warrant liability on the accompanying consolidated balance sheet as of December 31, 2010.  In May 2011, all of the warrants were cancelled and exchanged as part of the May 2011 private placement (see Note 4 for further details).

2011 Issuances

As part of the private placements of convertible debentures in 2011, the investors received warrants to purchase an aggregate total of 2,014,655 shares of the Company’s common stock (see Note 4 for further details).  The warrants are exercisable for a period of three years from the date of issuance at an initial exercise price of $1.512, subject to adjustment.  The estimated fair value of these warrants was determined to be $639,189 using the Lattice stock option pricing model on the issuance date, assuming that there will be no dividends, using the applicable exercisable periods, a risk-free interest rate range of (0.33% - 0.93%), and an expected stock volatility range of (65.3% - 82.1%). The investor may exercise the warrant on a cashless basis if the shares of common stock underlying the warrant are not then registered pursuant to an effective registration statement.  On November 13, 2012, the Company’s registration on Form S-1 became effective for 2,014,655 shares of the Company’s common stock underlying warrants.

 The outstanding warrants are subject certain anti-dilution protection clauses which provide exercise price adjustments in the event that any common stock or common stock equivalents are issued at an effective price per share that is less than the exercise price per share.  Accordingly, the stock warrants are classified as a warrant liability on the accompanying consolidated balance sheets as of December 31, 2012 and 2011.  From September 2012 to February 2013, all of the investors in 2011 private placements consented to a partial anti-dilution adjustment in exercise price per share to $0.90 per share in the event of the minimum offering being achieved in a private placement of common stock and warrants.  In February 2013, the minimum offering was achieved resulting in an adjusted exercise price of $0.90 per share and an increase in the number of warrants per the warrant agreement for an aggregate total warrants to purchase 2,984,625 shares of the Company’s common stock, subject to adjustment for stock dividends, stock splits and related distributions (see Note 12 for further details).

As part of the modification and extensions to the 2011 convertible debentures in June, July and September 2012, the exercise period of warrants to purchase an aggregate total of 1,300,368 shares of the Company’s common stock (see Note 4 for further details) were extended from three to five years from the date of issuance at an initial exercise price of $1.512, subject to adjustment.  The modifications also resulted in accounting extinguishment treatment resulting in the cancellation and reissuance of warrants to purchase an aggregate total of 1,205,129 shares of the Company’s common stock.

As part of the private placements of convertible debentures in November 2011, the placement agents received warrants to purchase an aggregate total of 129,412 shares of the Company’s common stock (see Note 4 for further details).  The warrants are exercisable for a period of three years from the date of issuance at an initial exercise price of $1.26 and $1.52 for 58,824 and 70,588 shares, respectively, subject to adjustment.  The estimated fair value of these warrants was determined to be $10,755 using the Lattice stock option pricing model on the issuance date, assuming that there will be no dividends, using the applicable exercisable periods, a risk-free interest rate of 0.41%, and an expected volatility of 65.3%.  The placement agent may exercise the warrant on a cashless basis if the shares of common stock underlying the warrant are not then registered pursuant to an effective registration statement.  On November 13, 2012, the Company’s registration on Form S-1 became effective for 129,412 shares of the Company’s common stock underlying warrants.

ASSURED PHARMACY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The outstanding warrants are subject certain anti-dilution protection clauses which provide exercise price adjustments in the event that any common stock or common stock equivalents are issued at an effective price per share that is less than the exercise price per share.  Accordingly, the stock warrants are classified as a warrant liability on the accompanying consolidated balance sheets as of December 31, 2012 and 2011. In September 2012 the placement agents consented to a partial anti-dilution adjustment in exercise price per share to $0.90 per share in the event of the minimum offering being achieved in a private placement of common stock and warrants.  In February 2013, the minimum offering was achieved resulting in an adjusted exercise price of $0.90 per share and an increase in the number of warrants per the warrant agreement for an aggregate total warrants to purchase 201,571 shares of the Company’s common stock, subject to adjustment for stock dividends, stock splits and related distributions (see Note 12 for further details).

2012 Issuances

As part of the private placement of convertible debentures in January 2012, the investor received warrants to purchase a total of 48,000 shares of the Company’s common stock (see Note 4 for further details).  The warrants are exercisable for a period of three years from the date of issuance at an initial exercise price of $1.512, subject to adjustment.  The estimated fair value of these warrants was determined to be $6,741 using the Lattice stock option pricing model on the issuance date, assuming that there will be no dividends, using the applicable exercisable periods, a risk-free rate of return of 0.62%, and an expected stock volatility of 84.7%. As part of the June 2012 amendment to the debenture agreement, the exercise period of the warrants were extended from three years to five years.  The investor may exercise the warrant on a cashless basis if the shares of common stock underlying the warrant are not then registered pursuant to an effective registration statement.

The outstanding warrants are subject certain anti-dilution protection clauses which provide exercise price adjustments in the event that any common stock or common stock equivalents are issued at an effective price per share that is less than the exercise price per share.  Accordingly, the stock warrants are classified as a warrant liability on the accompanying consolidated balance sheets as of December 31, 2012.  In September 2012, the investor consented to a partial anti-dilution adjustment in exercise price per share to $0.90 per share in the event of the minimum offering being achieved in a private placement of common stock and warrants.  In February 2013, the minimum offering was achieved resulting in an adjusted exercise price of $0.90 per share and an increase in the number of warrants per the warrant agreement for an aggregate total warrants to purchase 80.640 shares of the Company’s common stock, subject to adjustment for stock dividends, stock splits and related distributions (see Note 12 for further details).

As part of the private placement of convertible debentures in July 2012, the investor received warrants to purchase a total of 285,716 shares of the Company’s common stock (see Note 4 for further details).  The warrants are exercisable for a period of five years from the date of issuance at an initial exercise price of $1.512, subject to adjustment.  The estimated fair value of these warrants was determined to be $108,838 using the Lattice stock option pricing model on the issuance date, assuming that there will be no dividends, using the applicable exercisable periods, a risk-free rate of return of 0.62%, and an expected stock volatility of 94.9%. The investor may exercise the warrant on a cashless basis if the shares of common stock underlying the warrant are not then registered pursuant to an effective registration statement.

The outstanding warrants are subject certain anti-dilution protection clauses which provide exercise price adjustments in the event that any common stock or common stock equivalents are issued at an effective price per share that is less than the exercise price per share.  Accordingly, the stock warrants are classified as a warrant liability on the accompanying consolidated balance sheets as of December 31, 2012. From September 2012 through February 2013, the investor consented to a partial anti-dilution adjustment in exercise price per share to $0.90 per share in the event of the minimum offering being achieved in a private placement of common stock and warrants.  In February 2013, the minimum offering was achieved resulting in an adjusted exercise price of $0.90 per share and an increase in the number of warrants per the warrant agreement for an aggregate total warrants to purchase 480,002 shares of the Company’s common stock, subject to adjustment for stock dividends, stock splits and related distributions (see Note 12 for further details).

ASSURED PHARMACY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Expected Stock Volatility

Volatility is a measure of the tendency of investment returns to vary around a long-term average rate. Historical volatility is an appropriate starting point for setting this assumption. Companies should also consider how future experience may differ from the past. This may require using other factors to adjust historical volatility, such as implied volatility, peer-group volatility and the range and mean-reversion of volatility estimates over various historical periods. The peer-group utilized consisted of six companies in 2012 and nine companies in 2011, in the same or similar industries as the Company. In addition, if a best estimate cannot be made, management should use the mid-point in the range of reasonable estimates for volatility. The Company estimates the volatility of its common stock in conjunction with the Company’s issuance of financing instruments and volatility is calculated utilizing the historical and estimated future volatility of the Company and its peer-group.

Risk-Free Rate of Return

The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for the estimated life of the option/warrant.

Expected Dividends

The Company has never paid any cash dividends on its common stock and does not anticipate paying any cash dividends in the foreseeable future. Consequently, it uses an expected dividend yield of zero.

Expected Term

The Company uses the related exercise period of the warrant or option as the expected term.

A summary of the warrants issued in connection with financing transactions is presented in the table below:

	Number of Shares	Weighted Average Exercise Price

Outstanding and Exercisable at December 31, 2010	1,333,334	$0.40

Granted	2,144,067	$1.51
Exercised	-	$-
Cancelled, forfeited or expired	(250,000)	$1.73

Outstanding and Exercisable at December 31, 2011	3,227,401	$1.03

Granted	1,538,844	$1.51
Exercised	-	$-
Cancelled, forfeited or expired	(1,205,129)	$1.51

Outstanding and Exercisable at December 31, 2012	3,561,116	$1.08

ASSURED PHARMACY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes information about warrants outstanding and exercisable as of December 31, 2012:

	Outstanding			Exercisable

Range of Exercise Price	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)

$0.09	1,083,334	$0.09	6.49	1,083,334	$0.09	6.49

$1.26 - $1.52	2,477,782	$1.51	3.27	2,477,782	$1.51	3.27

6.     STOCK BASED COMPENSATION

Restricted Shares of Common Stock

During the years ended December 31, 2012 and 2011, the Company issued 540,000 and 942,772 restricted share grants to consultants and directors as compensation for services, respectively.  During the year ended December 31, 2011, the Company also cancelled 500,000 restricted share grants that were previously granted to employees of the Company.  The Company granted 500,000 options to purchase common stock with a strike price of $0.68 in exchange for the 500,000 restricted shares.  A summary of the activity of restricted shares of common stock for the years ended December 31, 2012 and 2011 is as follows:

	Directors		Shares for Services

	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value

Nonvested on Dec 31, 2010	-	$-	-	$-

Granted	50,000	0.56	892,778	0.95
Vested	(50,000)	0.56	(892,778)	0.95
Forfeited	-	-	-	-

Nonvested on Dec 31, 2011	-	$-	-	$-

Granted	-	-	540,000	0.61
Vested	-	-	(540,000)	0.61
Forfeited	-	-	-	-

Nonvested on Dec 31, 2012	-	$-	-	$-

During the years ended December 31, 2012 and 2011, 540,000 and 942,778 of restricted shares of common stock with a fair value of approximately $485,391 and $810,500 respectively, became fully vested. The aggregate market value of the share grants for 2012 and 2011 was $330,650 and $810,500, respectively, at the date of grant, which is amortized to expense ratably over the related service period.

ASSURED PHARMACY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company recognized $485,391 and $742,089 in stock compensation expense related to restricted share grants and is included in selling, general and administrative expenses in the consolidated statement of operations for the years ended December 31, 2012, and 2011, respectively.  As of December 31, 2012, there was no unrecognized compensation cost related to restricted share awards.

Stock Warrants

Historically, the Company issued warrants to purchase common stock to employees and consultants as compensation for services.  For the year ended December 31 2011, the Company issued warrants to purchase an aggregate of 250,000 common shares to consultants as compensation for services.  The Company did not issue warrants as compensation for services in the year ended December 31, 2012.  The stock warrants exercise price range from $1.52 to $1.80 per share.  Such stock warrants are exercisable for a period that varies from 3 to 5 years from the date of issuance. The estimated fair value of these warrants was determined to be $68,030 based on the Black-Scholes option pricing model on the issuance date, assuming that there will be no dividends, using the applicable exercisable periods, a risk-free interest rate range of (0.41% - 0.94%) and an expected volatility range of (66.1% - 81.8%) based on the historical and estimated future volatility of the Corporation and its peer-group of six companies.  The Company amortizes the fair value of the stock warrants to expense ratably over the related service period.

The following table summarizes the warrants outstanding and the number of shares of common stock subject to exercise as of December 31, 2012 and 2011 and the changes therein during the years then ended:

	Employees		Services

	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Outstanding and Exercisable at December 31, 2010	2,388	$225.00	-	$-

Warrants granted	-	-	250,000	1.69
Warrants exercised	-	-	-	-
Warrants expired/cancelled	(2,388)	225.00	-	-

Outstanding and Exercisable at December 31, 2011	-	$-	250,000	$1.69

Warrants granted	-	-	-	-
Warrants exercised	-	-	-	-
Warrants expired/cancelled	-	-	-	-

Outstanding and Exercisable at December 31, 2012	-	$-	250,000	$1.69

ASSURED PHARMACY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes information about stock warrants outstanding and exercisable as of December 31, 2012:

	Outstanding			Exercisable

Range of Exercise Price	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)

$1.52 - $1.80	250,000	$1.69	3.47	250,000	$1.69	3.47

The weighted average fair value of the warrants granted was $0.27 per share for the year ended December 31, 2011.  Stock compensation expense related to stock warrants for the years ended December 31, 2012 and 2011 was $27,475 and $40,555, respectively. As of December 31, 2012, there was no unrecognized compensation cost related to stock warrant awards.

Stock Options

During the year ended December 31, 2011, the Company modified the terms of options to purchase an aggregate of 277,778 shares of common stock previously granted to employees.  The initial exercise price of the options was increased from $0.45 to $0.68 per share.   Such stock options are exercisable for a period of 10 years from the date of issuance.  The Company also granted options to purchase an aggregate of 500,000 shares of common stock to employees in exchange for cancellation of previously granted restricted shares (see Note 6 Restricted Shares of Common Stock). The stock options have an exercise price of $0.68 per share.  Such stock options are exercisable for a period of 10 years from the date of issuance. The Company calculated the estimated fair value of these options using the Black-Scholes option pricing model assuming that there will be no dividends, using a 5 year estimated exercise period, a risk-free interest rate of 0.57%, and an expected volatility of 78.8% based upon the historical and expected volatility of the Company and its peer group.  The impact of the term modifications resulted in no additional stock based compensation expense.

During the year ended December 31, 2011, the Company also granted options to purchase an aggregate total of 777,778.  The stock options have an exercise price of $0.68 per share.  The options vest over an eighteen month period beginning April 1, 2012 and are exercisable for a period of 10 years from the date of issuance. The Company calculated the estimated fair value of these options using the Black-Scholes option pricing model assuming that there will be no dividends, using a 5 year estimated exercise period, a risk-free interest rate of 2.24%, and an expected volatility of 78.8% based upon the historical and expected volatility of the Company and its peer group.

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

ASSURED PHARMACY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In May 2012, the Company awarded 525,000 options to purchase common stock under the 2012 Incentive Compensation Plan.  The options vest immediately and are exercisable for a period of 10 years from the date of issuance. The Company calculated the estimated fair value of these options using the Black-Scholes option pricing model assuming that there will be no dividends, using a 5 year estimated exercise period, a risk-free interest rate of 0.77%, and an expected volatility of 90.1% based upon the historical and expected volatility of the Company and its peer group.

At December 31, 2012, all options outstanding and exercisable are out of the money.

The following table summarizes the stock options outstanding and the number of shares of common stock subject to exercise as of December 31, 2012 and 2011 and the changes therein during the years then ended:

	Options Outstanding		Options Exercisable
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Outstanding at December 31, 2010	287,778	$0.48	287,778	$0.48

Options granted	1,555,556	0.68	777,778	0.68
Options exercised	-	-	-	-
Options expired/cancelled	(527,778)	0.56	(277,778)	0.45

Outstanding at December 31, 2011	1,315,556	$0.69	787,778	$0.69

Options granted	525,000	0.60	525,000	0.60
Options vested	-	-	263,889	0.68
Options exercised	-	-	-	-
Options expired/cancelled	-	-	-	-

Outstanding at December 31, 2012	1,840,556	$0.66	1,576,667	$0.66

The following table summarizes information about stock options outstanding and exercisable as of December 31, 2012:

	Outstanding			Exercisable

Exercise Price	Stock Options Outstanding	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term in Years	Stock Options Exercisable	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term in Years

$0.60	525,000	$0.60	9.35	525,000	$0.60	9.35

$0.68	1,305,556	$0.68	8.24	1,041,667	$0.68	8.24

$1.26	10,000	$1.26	7.20	10,000	$1.26	7.20

ASSURED PHARMACY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The weighted average fair value of options granted was $0.60 and $0.55 for the years ended December 31, 2012, and 2011, respectively. The Company recorded stock based compensation expense related to stock options for the years ended December 31, 2012 and 2011 of $334,695 and $0, respectively, which is reflected in selling, general and administrative expense in the consolidated statement of operations.  As of December 31, 2012, unrecognized compensation cost related to stock option awards was $115,462 and the related weighted-average period over which it is to be amortized is approximately nine (9) months.

The Company has reserved at total of 2,090,556 shares of its common stock for incentive stock option and warrant awards outstanding to employees and consultants and an additional 1,142,667 shares of common stock for unissued options per the 2012 Incentive Plan.  The Company does not expect to repurchase shares during the year 2013.

7.     RELATED PARTY TRANSACTIONS

Transactions with related parties and their affiliates are made in the ordinary course of business on substantially the same terms and conditions, including interest rates and collateral, as those prevailing at the same time for comparable transactions with other unaffiliated third parties, and do not, in the opinion of management, involve more than normal credit risk or present other unfavorable features.  For the years ended December 31, 2012 and 2011, related parties include the following:

·	Robert DelVecchio, an officer and a member of the board of directors of the Company and his affiliate Brockington Securities, Inc. (collectively, "DelVecchio").

·
Mosaic Capital Advisors, LLC, directly appointed directors and owner of approximately 96% and 87% of the Company’s Series A Preferred as December 31, 2012 and 2010, respectively, and its affiliated entities Mosaic Financial Services (“MFS”), LLC, Mosaic Private Equity Fund, L.P., Mosaic Capital Management, Ltd. and its affiliated accredited investor (collectively, “Mosaic”).

·	Pinewood Trading Company, owner of approximately 11% of the Company’s Series B Preferred as December 31, 2012 and 2011, respectively, and its managing partner Jack E. Brooks.

Outstanding debt to related parties consisted of the following at December 31, 2012 and 2011:

2012
	DelVecchio	Mosaic	Pinewood	Total

Notes payable - revolving	$447,000	$-	$-	$447,000
Unsecured convertible debentures, net	-	498,798	46,876	545,674
Accrued interest	27,392	134,520	5,376	167,288

	$474,392	$633,318	$52,252	$1,159,962

2011
	DelVecchio	Mosaic	Pinewood	Total

Notes payable - revolving	$158,320	$-	$-	$158,320
Unsecured convertible debentures, net	-	474,212	34,858	509,070
Accrued interest	4,402	10,822	672	15,896

	$162,722	$485,034	$35,530	$683,286

On July 9, 2012, we entered into a consulting agreement with Jack Brooks, managing partner of Pinewood Trading Company.  We issued 65,000 restricted common shares as payment in full for financial advisory services rendered to us.  The market value of the stock on July 9, 2012, the date of issuance, was $0.51 per common share.

ASSURED PHARMACY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.     COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company occupies buildings and retail space under operating lease agreements expiring on various dates through March 31, 2020, with monthly payments ranging from approximately $1,200 to $3,700. Certain leases include future rental escalations and renewal options. The Company recognizes rent expense on a straight-line basis for leases with rental escalation clauses.

For the years ending December 31,

2013	$180,648
2014	183,632
2015	120,559
2016	85,024
2017 and thereafter	133,391

$703,254

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

On March 18, 2011, a lawsuit was filed by Tim Chandler, Jodi Marshall, Christie Garner, the Estate of Thomas Pike, Jr., and Angie Hernandez in the Circuit Court of the State of Oregon for Multnomah County against Payette Clinics, P.C., Scott Pecora, Kelly Bell, Penny Steers and our wholly-owned subsidiaries, Assured Pharmacies Northwest, Inc. and Assured Pharmacy Gresham, Inc. The lawsuit arises from allegations that nurse practitioners at Payette Clinics, P.C. prescribed the five plaintiffs controlled substances in amounts that were excessive under the appropriate medical standard of care.  Only one of the plaintiffs, Tim Chandler, brought claims against our subsidiaries.  Mr. Chandler’s claims against our subsidiaries were for negligence on the basis of allegations that our subsidiaries knew or had reason to know that the prescriptions fell below the standard of care applicable to the prescription of such controlled substances but nonetheless filled the prescriptions.  The plaintiffs, as a whole, submitted a prayer for $7,500,000 in damages.  Mr. Chandler only seeks “an amount to be proven at trial” for noneconomic damages and unnecessary expenses.  Management believes that the allegations against our subsidiaries are without merit and plans to defend this claim.  We have $2,000,000 in insurance coverage for claims relating to pharmacy negligence.  This lawsuit has been stayed a result of a co-defendant in this lawsuit (Payette Clinics, P.C.) having filed for bankruptcy.  The bankruptcy has since been discharged and the automatic stay lifted.  The state court stay has also been lifted and the case is now proceeding.  The Company has denied any liability and is vigorously defending this action.

ASSURED PHARMACY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.   SUPPLEMENTAL CASH FLOW FINANCIAL INFORMATION

The supplemental disclosure requirements for the statements of cash flows are as follows:

	Year Ended
	December 31,
	2012	2011

Cash paid during the period for:

Interest	$368,057	$197,909

Non-cash investing and financing activities during the period:

Conversion of Series A preferred into common stock	$150,000	$-
Conversion of Series B preferred into common stock	$25,000	$440,000
Conversion of note payable to convertible debenture	$-	$250,000
Cancellation of convertible debentures in refinancing	$(1,315,784)	$(300,000)
Reissuance of convertible debenture in refinancing	$1,315,784	$300,000
Reissuance of stock warrants in refinancing	$396,186	$128,566
Cancellation of stock warrants in refinancing	$(88,536)	$(136,363)
Beneficial conversion feature of convertible debentures	$-	$337,877
Common stock warrants issued with convertible debentures	$511,765	$649,944
Common stock issued for acquisition of non-controlling interest	$-	$721,386
Cancellation of note payable in acquisiton of non-controlling interest	$-	$17,758
Issuance of common stock warrants for debt issuance costs	$-	$10,755

10.     LOSS PER COMMON SHARE

The following is a reconciliation of the numerators and denominators of the basic and diluted loss per common share computations for the years ended:

	December 31,
	2012	2011

Numerator for basic and diluted loss per common share:

Net loss to common stockholders	$(4,005,506)	$(3,271,012)

Denominator for basic and diluted loss per common share:

Weighted Average Number of Shares Outstanding	4,150,976	2,876,335

Basic and diluted loss per common share	$(0.96)	$(1.14)

ASSURED PHARMACY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Due to their anti-dilutive effect, the potential common shares have been excluded from the computation of diluted loss per share:

	December 31,
	2012	2011

Warrants	3,811,116	3,477,401
Stock options	1,840,556	1,315,556
Convertible notes	2,304,478	2,026,382
Series A Preferred	1,292,492	1,396,742
Series B Preferred	2,993,504	3,007,404
Series C Preferred	451,750	451,750

	12,693,896	11,675,235

11.     INCOME TAXES

A reconciliation of the provision (benefit) for income taxes with amounts determined by applying statutory U.S. income tax rate of 34% to income taxes is as follows:

	December 31,
	2012	2011

U.S. Federal Statutory tax at 34%	$(1,361,872)	$(1,112,144)

State Taxes, net of federal benefit	(119,482)	(96,339)

Permanent differences	(82,877)	(225,376)

Valuation Allowance	1,564,231	1,433,859

Provision for income taxes	$-	$-

Due to losses incurred for the years ended December 31, 2012 and 2011, there is no current provision for income taxes.

Deferred tax assets consist as follows:

	December 31,
	2012	2011

Net operating loss carried forward	$14,271,799	$12,631,592
Depreciable assets	(1,040)	(3,817)
Intangibles	(29,301)	(24,484)
Allowance for doubtful accounts	283,252	366,039
Other	7,988	(863)

	14,532,698	12,968,467
Valuation Allowance	(14,532,698)	(12,968,467)
	$-	$-

ASSURED PHARMACY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Based upon the net operating losses incurred since inception, management has determined that it is more likely than not that the deferred tax assets as of December 31, 2012 and 2011 will not be recognized. Consequently, the Company has established a valuation allowance against the entire deferred tax assets.

As of December 31, 2012, the Company has federal net operating losses of approximately $36.7 million that expire from 2022 to 2031, and state net operating losses of approximately $31.9 million, that expire from 2013 to 2031.

The utilization of some or all of the Company’s net operating losses may be restricted in the future by a significant change in ownership as defined under the provisions of Section 382 of the Internal Revenue Code of 1986, as amended. In addition, by California law, only a percentage of the Company’s pre-2008 net operating losses may be carried forward.  Furthermore, California net operating losses for the years prior to 2008 may only be carried forward ten (10) years under State law. The Company’s estimate of the potential outcome of any uncertain tax issue is subject to management’s assessment of relevant risks, facts, and circumstances existing at that time, pursuant to ASC 740 Accounting for Income Tax. ASC 740 requires a more-likely-than-not threshold for financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. At January 1, 2007, (adoption date), and at December 31, 2012, there were no unrecognized tax benefits.

The federal statute of limitations remains open for tax years 2009 through 2012. State jurisdictions generally have statutes of limitations ranging from three to five years. The Company is no longer subject to state income tax examinations by tax authorities for years before 2009.

Any interest and penalties associated with tax positions taken by the Company would be recorded as a component of other expenses in the consolidated statement of operations.  For the years ended December 31, 2012, and 2011, there were no amounts recorded for interest and penalties.

12.     SUBSEQUENT EVENTS:

The Company has performed a review of events subsequent to the financial condition date of December 31, 2012 through March 28, 2013, the date the financial statements were available to be issued.

In January 2013, we initiated a securities offering through a private placement for a minimum of 10 units of securities for a minimum of $250,000 and a maximum of 80 units for a maximum of $2,000,000 (subject to increase as much as 100 units for $2,500,000 to cover  over-allotments, if any).  Each unit consists of (a) 38,462 shares of common stock, valued at $0.65 for $25,000 and (b) 38,462 warrants with an initial exercise price of $0.90 per share.    If the maximum offering of 80 units is sold, Assured will issue an aggregate of 3,076,960 shares of common stock and 3,076,960 warrants in such units.  The Company shall pay the placement agent cash commissions equal to 10% of the gross proceeds received by the Company in this offering and three year warrants to purchase that number of shares of common stock equal to 10% of the aggregate number of shares of common stock and warrant shares included in the units sold in the offering (615,392 shares if all 80 units are sold and 769,240 shares if the over-allotment is exercised in full).  If the maximum offering of 80 units is sold, Assured will issue an aggregate of 3,076,960 shares of common stock and 3,076,960 warrants in such units.  The outstanding common stock related to the private placement is subject certain anti-dilution protection clauses which provide exercise price adjustments in the event that any common stock or common stock equivalents are issued at an effective price per share that is less than the exercise price per share.  The Company has also agreed that the 38,462 shares of common stock and the 38,462 warrants included in the units are subject to increase, and the $0.65 per share value and the $0.90 warrant exercise prices are subject to decrease, in each case based on the level of the Company’s consolidated net revenues that are derived during our 2013 fiscal year (the “Make-Whole Adjustments”).  Such Make-Whole Adjustments are as follows:

ASSURED PHARMACY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Share Price	Warrant Exercise Price	Adjusted Shares per Unit	Adjusted Warrants per Unit	Consolidated 2013 Revenues
$0.65	$0.90	None	None	$21,850,000 or above
$0.60	$0.85	41,667	41,667	From $20,700,000 to $21,849,999
$0.55	$0.80	45,455	45,455	From $19,550,000 to $20,699,999
$0.50	$0.75	50,000	50,000	From $18,400,000 to $19,549,999
$0.45	$0.70	55,556	55,556	From $17,250,000 to $18,399,999
$0.40	$0.65	62,500	62,500	Less than $17,250,000

Each warrant has a term of three years and may be exercised at an initial exercise price of $0.90 per warrant share; which exercise price is, in addition to the potential Make-Whole Adjustment, subject to certain weighted average and other anti-dilution adjustments as provided in the form of warrant.  The warrants may only be exercised for cash.  However, as provided in the Registration Rights Agreement, after a date which shall be 180 days following the Final Closing Date, there will be a cashless exercise option available to the warrant holders at any time during which a registration statement providing for the resale of the warrant shares is not effective, unless the warrant shares may then be freely tradable without limitation pursuant to an exemption from the registration requirements under the Securities Act.

A consent and waiver was obtained from the majority of the Series A and C preferred holders and a waiver was obtained from a majority of the Series B preferred holders as required in the certificate of designation and a waiver was obtained from all convertible debenture holders that were required.  As part of the waiver, the Series A, B, and C preferred holders and 100 percent of the applicable convertible debenture holders agreed to waive anti-dilution adjustments which the consenting holder may be entitled under their respective agreements and accept a partial ratchet anti-dilution adjustment with a decrease in the conversion price of $0.90 per share of the Company securities for this private placement if the minimum unit threshold is met.  The table below summarizes the impact of the $0.90 partial ratchet anti-dilution adjustment by convertible security type:

	December 31, 2012	Adjusting Anti-dilution effect	Post Adjusted Anti-dilution effect

Warrants	3,811,116	1,669,056	5,480,172
Stock options	1,840,556	-	1,840,556
Convertible notes	2,304,478	990,844	3,295,322
Series A Preferred	1,292,492	269,848	1,562,340
Series B Preferred	2,993,504	2,988,729	5,982,233
Series C Preferred	451,750	451,028	902,778

	12,693,896	6,369,505	19,063,401

ASSURED PHARMACY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In February 2013, the Company completed sales in a private placement to accredited investors for twenty-four (24) common stock units for a total of 923,088 shares of common stock at an aggregate purchase price of $600,000 (before deducting expenses and fees related to the private placement).  The Company paid cash fees of $18,000 to the placement agent and is also obligated to issue 27,693 warrants with an exercise price of $0.90 and 27,693 warrants with an exercise price of $0.65 to the placement agent per the agreement.  The net proceeds of the private placement were used to pay down our outstanding balance with our primary wholesaler.  As part of the private placement, the investors also received warrants to purchase an aggregate of 923,088 shares of the Company’s common stock.

In February 2013, the Company entered into a secured loan agreement with our primary wholesaler. Under the terms of this agreement, the Company received a one (1) year loan of $3,828,527 with an interest rate of 6.25% per annum, with interest payable monthly. Monthly payment requirements are $27,000 per month for four consecutive months, followed by four consecutive monthly principal reductions of $37,000, followed by three consecutive monthly principal reductions of $42,000, with remaining principal and interest due February 1, 2014. The proceeds from the note were simultaneously exchanged for $3,534,793 in outstanding vendor invoices and $293,734 in outstanding secured note payable. The note is secured by all of the assets of the Company and its subsidiaries through UCC-1 filings.

In February and March 2013, the Company issued a total of 60 shares of Series A Preferred at $1,000 per share for a total of $60,000 to Mosaic under the existing 2009 Securities Purchase agreement. The Company has issued a total of 559 shares of Series A Preferred for $558,500 under the 2009 Securities Purchase agreement. The net proceeds of the sale were used for general working capital purposes.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On February 8, 2013, the Company, at the direction of the Board of Directors, of the Company dismissed UHY, LLP as the Company’s independent registered public accounting firm, effective February 8, 2013. During the years ended December 31, 2011 and 2010 and through the date of the dismissal were no (1) disagreements with UHY on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements if not resolved to its satisfaction would have caused UHY to make reference in its reports on the Company’s consolidated financial statements for such years to the subject matter of the disagreement, or (2) “reportable events,” as such term is defined in Item 304(a)(1)(v) of Regulation S-K.

The audit reports of  UHY on the consolidated financial statements of the Company, as of and for the years ended December 31, 2011 and 2010, did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to audit scope, or accounting principles.

Effective February 8, 2013, the Company’s Board of Directors approved the engagement of BDO USA, L.L.P.  (“BDO”) as the Company’s new independent registered public accounting firm to audit the Company’s consolidated financial statements for the year ended December 31, 2012.

During the Company’s two most recent fiscal years and the subsequent interim period preceding BDO’s engagement, neither the Company nor anyone on behalf of the Company consulted with BDO regarding the application of accounting principles to any specific completed or contemplated transaction, or the type of audit opinion that might be rendered on the Company’s financial statements, and BDO did not provide any written or oral advice that was an important factor considered by the Company in reaching a decision as to any accounting, auditing or financial reporting issue or any matter that was the subject of a “disagreement” or a “reportable event,” as such terms are defined in Item 304(a)(1) of Regulation S-K.

There are no disagreements with our accountant on accounting and financial disclosure.

ITEM 9A.     CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We became a public company on November 13, 2012 in connection with the completion of our Registration Statement on Form S-1, as amended.  Prior to that date, we were not required to file or submit reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and maintained disclosure controls and procedures in accordance with being a private company.  This annual report does not include a report of management's assessment regarding internal control over financial reporting due to a transition period established by the rules of the Securities and Exchange Commission for newly public companies.

ITEM 9B.       OTHER INFORMATION

None.

PART III

ITEM 10.             DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table lists our executive officers and directors and their respective ages and positions as of the date of this report:

Name	Age	Position(s)

Robert DelVecchio	48	Chief Executive Officer & Director
Mike Schneidereit	39	Chief Operating Officer
Brett Cormier	45	Chief Financial Officer
Thomas Bilodeau III	44	Director
Craig Eagle	46	Director
Darshan Sheth	37	Director

Board of Directors

The following is information about the experience and attributes of the members of our board of directors as of the date of this report.  The experience and attributes discussed below provide the reasons that these individuals were selected for board membership, as well as why they continue to serve on the board.

Robert DelVecchio. Mr. DelVecchio has been our Chief Executive Officer and a director since February 2005.  In addition to leading our organization, Mr. DelVecchio’s responsibilities also include sales, investor relations, business development and fund raising. Since 1995, Mr. DelVecchio has acted as Chief Executive Officer and President of Brockington Securities, Inc., a broker-dealer and member of the FINRA from May 1995 - June 2010.  Mr. DelVecchio is also a member of the board of directors of IGHL Foundation, a charitable organization that provides programs, services and support for people with developmental disabilities in the New York tri-state region.  Mr. DelVecchio’s broad experience in capital markets, experience in leading start-up businesses, and his knowledge of our Company as our longest serving director, led to the Company’s conclusion he should serve as a director of our Company.

Thomas Bilodeau, III. Mr. Bilodeau became a director in June 2009.  Mr. Bilodeau is a member/shareholder of Rich May, P.C., Attorneys and Counselors at Law, where he concentrates on corporate, commercial, and securities law. Mr. Bilodeau also chairs the firm’s Investment Management Practice.  Mr. Bilodeau has been with the firm full time as a lawyer since September of 1996.  Mr. Bilodeau sits on the board of directors of Astonfield Renewable Resources, Ltd., a Malta company and is actively involved as a member of the Board of Medicines for Humanity, a 501(c)(3) charity combating child-mortality internationally.  He is a member of the American, Massachusetts and Boston Bar Associations.   Mr. Bilodeau’s extensive and broad experience in corporate and securities law, led to the Company’s conclusion he should serve as a director of our Company.

Craig Eagle. M. D.   Dr. Craig Eagle became a director in June 2009.  Dr. Craig Eagle has served as vice president of Strategic Alliances and partnerships for the Global Oncology business unit at Pfizer since January 2009 where he is involved in nurturing business to business interactions and partnerships. As part of that role, he has been leading the integration of the Pfizer/Wyeth oncology businesses and combining the oncology portfolios. From 2007 to 2008, Dr. Eagle headed up the global oncology medical and outcomes research group for Pfizer. In this position, he oversaw the medical and outcomes programs of Pfizer’s oncology business. Dr. Eagle is a member of the oncology business unit leadership team. Dr. Eagle initially joined Pfizer Australia in 2001 as part of the medical group. In Australia, his role involved leading and participating in scientific research, regulatory and pricing and reimbursement negotiations for several compounds.  Dr. Eagle’s background as a medical doctor, his extensive experience in healthcare, pharmaceuticals, and insurance reimbursement, particularly his experience in pain management and developing new businesses, led to the Company’s conclusion he should serve as a director of our Company.

Darshan Sheth. Mr. Sheth became a director in June 2009.  Mr. Sheth has served as Chief Financial Officer for Mosaic Capital Advisors, the Mosaic Private Equity family of funds and the Astonfield Group of Companies, Inc. since 2007.  Mr. Sheth’s previous position was the head of Finance and Treasurer at CBay Systems, Ltd. (now listed as MModal) one the largest transcription service providers in the United States.  Mr. Sheth joined CBay in 1999 as a startup company and played an integral role in growing the Company both organically and through acquisitions to annual revenues in excess of $60M.  Mr. Sheth has successfully cleared the Uniform Certified Public Accountant examination in the United States and is also a Chartered Accountant (A.C.A.).   Mr. Sheth’s extensive experience in accounting, finance, and capital markets, particularly his experience in start up businesses in the healthcare industry, led to the Company’s conclusion he should serve as a director of our Company.

Executive Officers

The following is information about our executive officers as of the date of this report.

Robert DelVecchio. Mr. DelVecchio has been our Chief Executive Officer and a director since February 2005. See “Board of Directors” above.

Mike Schneidereit.  Mr. Schneidereit joined us in October 2008 and became our Chief Operating Officer in May 2009.   Mr. Schneidereit’s responsibilities include pharmacy operations, sales, purchasing and information technology. From March 2006 to 2008, Mr. Schneidereit was the Director of Operations for SureHealth, LLC where he was responsible for the management of their specialty pharmacy line of business and corporate information technology.

Brett Cormier, C.P.A. Mr. Cormier joined us in September 2008 and became our Chief Financial Officer in May 2009.  Mr. Cormier is responsible for the management of the finance, accounting, human resources functions and our overall corporate administration. From February 2007 to August 2008, Mr. Cormier served as Chief Financial Officer of Sleep Holdings, Inc. and previously served as Vice President of Finance and Corporate Controller for First Broadcasting, LLC from August 2006 to January 2007.  From February 2003 to July 2007, Mr. Cormier served as Vice President of Finance for Holigan Investment Group, Ltd.  From April 1999 to February 2003, Mr. Cormier served as Corporate Controller of Monarch Dental Corporation.

Involvement in Certain Legal Proceedings

Mr. DelVecchio and Brockington Securities, Inc. (“Brockington”) have each within the last ten years been the subject of sanctions imposed by Financial Industry Regulatory Authority (“FINRA”).  Brockington previously operated as a broker-dealer and during this time Mr. DelVecchio acted as a broker at Brockington and also served as Brockington’s President and Chief Executive Officer.  On April 29, 2011, Mr. DelVecchio consented to sanctions permanently barring him from association with any FINRA member based on allegations that he failed to appear for an on-the-record interview requested by FINRA.  On July 28, 2009, Mr. DelVecchio was censured, fined an undisclosed amount and ordered to undergo further training related to allegations that Brockington, through Mr. DelVecchio, failed to detect, investigate and report suspicious activity in trading accounts, prepare reports related thereto and conduct an anti-money laundering (“AML”) audit for 2007.

On January 14, 2010, Brockington was censured, fined $24,000 and ordered to have all of its employees undergo further training related to allegations that it failed to implement an AML program, detect, investigate and report suspicious activity in trading accounts and conduct an AML audit in one year.  Brockington’s failure to pay the foregoing fine resulted in its expulsion from FINRA membership on July 8, 2010.  On May 5, 2006, Brockington was censured, fined $15,000 and ordered to revise its written supervisory procedures related to allegations that it failed to transmit last sale reports in accordance with applicable rules.  On August 29, 2005, Brockington was censured and fined $7,500 related to allegations that an escrow agreement, in connection with a private offering, did not adequately ensure procedures regarding the transmittal and/or return of funds received from such offering.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers, directors and persons who are the beneficial owners of more than 10% of our common stock to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock.  Officers, directors and beneficial owners of more than 10% of our common stock are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely on a review of the copies of the Forms 3, 4 and 5 that we received with respect to transactions during 2011, we believe that all such forms were filed on a timely basis.

Code of Ethics

Our Board of Directors has adopted a Code of Ethics and Conduct that is applicable to all of employees, including our principal executive officer, principal financial officer, principal accounting officer or persons performing similar functions.  Our Code of Ethics and Conduct is intended to ensure that our employees act in accordance with the highest ethical standards.  The Code of Ethics and Conduct is filed as an exhibit hereto.

Audit Committee

Not applicable

ITEM 11.      EXECUTIVE COMPENSATION

Executive Compensation

The following summary compensation table reflects cash and non-cash compensation for the 2011 and 2012 fiscal years awarded to or earned by (i) each individual serving as our principal executive officer during the fiscal year ended December 31, 2012; (ii) each individual that served as an executive officer at the end of the fiscal year ended December 31, 2012 and who received in excess of $100,000 in total compensation during such fiscal year; and (iii) up to two additional individuals who received in excess of $100,000 in total compensation during such fiscal year but was not serving as an executive officer during the fiscal year.  We refer to these individuals as our “named executive officers.”

Summary Compensation Table
As of December 31, 2012

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($) (1)	Option Awards ($) (1)	All Other Compensation ($)	Total ($)

Robert DelVecchio Chief Executive Officer	2012 2011	247,115 175,692	- -	- -	72,796 -	- -	319,911 175,692

Mike Schneidereit Chief Operating Officer	2012 2011	175,000 176,692	- -	- -	72,796 -	- -	247,796 176,692

Brett Cormier Chief Financial Officer	2012 2011	175,000 175,692	- -	- -	72,796 -	- -	247,796 175,692

(1)
The amounts in the table reflect the grant date fair value of options and stock awards to the named executive officer in accordance with Accounting Standards Codification Topic 718.  The ultimate values of the options and stock awards to the executives generally will depend on the future market price of our common stock, which cannot be forecasted with reasonable accuracy. The actual value, if any, that an optionee will realize upon exercise of an option will depend on the excess of the market value of the common stock over the exercise price on the date the option is exercised.  Refer to the assumptions used in applying the Black-Scholes option pricing model to determine the fair value of awards granted in Note 6, “Stock Based Compensation” to financial statements for years ended December 31, 2012 and 2011.

Compensation Components

Salary.  We compensate our executive officers for their service by payment of salary, which is set in each of the named executive officer’s employment agreement discussed below.

Discretionary Bonuses. Our board of directors has the authority and discretion to award performance-based compensation to our executives if it determined that a particular executive has exceeded his objectives and goals or made a unique contribution to us during the year, or other circumstances warrant. There were no discretionary bonuses paid to our Named Executive Officers during fiscal 2011 or 2012.

Stock and Stock Option Awards.  Stock and stock option awards are determined by the board of directors based on numerous factors, some of which include responsibilities incumbent with the role of each executive and tenure with us.

At no time during the last fiscal year was any outstanding option repriced or otherwise modified.  There was no tandem feature, reload feature, or tax-reimbursement feature associated with any of the stock options we granted to our executive officers or otherwise.

Employment Agreements; Termination of Employment and Change-in-Control Arrangements

Employment Agreements

In 2009, we entered into employment agreements with the Named Executive Officers. Each of these agreements was replaced by new employment agreements with the Named Executive Officers in May 2012. Under these agreements, Mr. DelVecchio receives a base salary of $250,000 and Messrs. Cormier and Schneidereit each receive a base salary of $225,000.  In addition, Messrs. DelVecchio, Cormier and Schneidereit each are eligible for a cash performance bonus up to 75% of their annual base salary. In addition, Messrs. DelVecchio, Cormier and Schneidereit each were granted 175,000 stock options under the 2012 Incentive Compensation Plan.  These stock options vest immediately and have a strike price of $0.60 with an exercise period of ten (10) years.  Termination benefits under the agreements are triggered if we terminate an agreement without cause or if a covered employee terminates his employment after the employee’s base salary is reduced by 5% or more, in each instance, if the employee notifies us in writing within 30 days of the change that he objects to the change and we do not rescind the change within 30 days of receiving the employee’s notice. This trigger events was chosen to help retain these executive officers and to assure these executive officers that they could apply their full attention to our business. The employment agreements were designed to promote stability and continuity of senior management.

Termination benefits under the employment agreements include: (i) any earned but unpaid salary; (ii) one year base salary; (iii) 150% of target bonus; (iv) one year company contributions to deferred compensation plans; and (v) up to one year COBRA premiums. Except for any earned but unpaid salary at the time of termination, benefits under the employment agreements would be paid out monthly over a one-year period.  Payment of termination benefits is contingent on the employee executing a release and complying with non-disclosure, non-competition and non-solicitation covenants for a period of one year following termination of employment

Outstanding Equity Awards

Fiscal Year-Ended December 31, 2012

The following table presents information concerning the outstanding equity awards for the Named Executive Officers as of December 31, 2012:

Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date

Robert DelVecchio Chief Executive Officer	375,001 175,000	124,999 -	- -	$0.68 $0.60	04/01/2021 05/08/2022

Mike Schneidereit Chief Operating Officer	208,333 175,000	69,445 -	- -	$0.68 $0.60	04/01/2021 05/08/2022

Brett Cormier Chief Financial Officer	208,333 175,000	69,445 -	- -	$0.68 $0.60	04/01/2021 05/08/2022

Stock Option Plan

Historically, our board of directors granted stock options to management primarily as part of the hiring and recruitment process.  The issuance of these stock options is intended to provide incentives that will attract and retain the best available employees.  These purposes may be achieved through the grant of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock awards, performance stock awards and phantom stock awards.

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

2012 Incentive Compensation Plan

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

Option Exercises and Stock Vested

No options were exercised by Named Executive Officers or stock that vested in fiscal 2011or 2012.

Pension Benefits

None of our Named Executive Officers participated in any qualified or nonqualified defined-benefit pension plans as of December 31, 2012.

Compensation of Directors

In May 2012, our board of directors approved the following compensation to be paid to non-employee directors:

·	$1,500 for each board meeting attended in person and $500 for each board meeting attended by telephone; and
·	$1,500 for each committee meeting attended in person and $500 for each committee meeting attended by telephone.

For the fiscal year ended December 31, 2012, no compensation was earned or paid to the Company’s non-employee directors.

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

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

The following table sets forth information as of March 15, 2013 as to the beneficial ownership of Common Stock, Series A Preferred Stock, Series B Preferred Stock and Series C Preferred Stock by: any person known to us to own beneficially more than 5% of any class; each of our directors; the individuals named in the “Summary Compensation Table” contained in this annual report (collectively, the “Named Executive Officers”); and all of our current executive officers and directors as a group. Except as otherwise indicated below, each stockholder listed below has sole voting and investment power with respect to the shares beneficially owned by such person. The rules of the Securities and Exchange Commission consider a person to be the “beneficial owner” of any securities over which the person has or shares voting power or investment power, or any securities as to which the person has the right to acquire, within sixty days, such sole or shared power.

Name of Beneficial Owner (a)	Number of Shares Owned				Percentage of Beneficial Ownership
	Common (b)	Series A Preferred	Series B Preferred	Series C Preferred	Common (c)	Series A Preferred	Series B Preferred	Series C Preferred	Percent of Total Votes (d) (e)
Directors and Executive Officers:
Robert DelVecchio	1,091,997(1)	-	393	-	16.3%	-	7.3%	-	3.3%
Mike Schneidereit	421,913 (2)	-	-	-	7.0%	-	-	-	*
Brett Cormier	421,913 (3)	-	-	-	7.0%	-	-	-	*
Craig Eagle	75,001 (4)	30	-	-	1.3%	2.0%	-	-	*
Darshan Sheth	100,000 (5)	-	-	-	1.7%	-	-	-	*
Thomas Bilodeau, III	50,000	-	-	-	*	-	-	-	*
All Directors and Executive Officers as a group (6 persons)	2,160,824	30	393	-	34.2%	2.0%	7.3%	-	4.9%

5% Beneficial Holders:
Mosaic Capital Advisors, LLC (6)	7,891,290 (7)	1,851 (8)	3,921	-	59.8%	92.2%	72.8%	-	44.2%
Haresh Sheth (9)	852,018 (10)	-	-	-	14.5%	-	-	-	4.3%
Pinewood Trading Company (11)	2,502,824(12)	-	600	-	34.8%	-	11.1%	-	11.3%
H.D. Smith Wholesale Drug Co. (13)	902,778 (14)	-	-	813	13.8%	-	-	100.0%	6.4%
Hillair Capital Investments, LP (15)	2,938,454 (16)	-	-	-	35.2%	-	-	-	1.6%
Baruch Halpern Revocable Trust (17)	943,369 (18)	-	-	-	15.0%				1.9%
Coventry Enterprises, LLC (19)	542,223 (20)				8.8%	-	-	-	-
AQR Opportunistic Premium Offshore Fund, LP (21)	542,225 (22)	-	-	-	8.8%	-	-	-	-
Jonathan Green(23)	546,560 (24)	-	-	-	8.9%	-	-	-	-
Carl W. Grover(25)	677,735 (26)	-	-	-	10.7%	-	-	-	-
TriPoint Global Equities, LLC(27)	326,173 (28)	-	-	-	5.6%	-	-	-	*

*	Indicates less than 1%

(a)	Except as otherwise noted below, the address of each of the persons in the table is c/o Assured Pharmacy, Inc., 2595 Dallas Parkway, Suite 206, Frisco, Texas 75034.
(b)
Each share of Series A, Series B and Series C Preferred Stock may be converted into shares of the Company’s common stock at the option of the holder.  The number of shares of common stock issuable upon conversion of any shares of Series A, Series B or Series C Preferred Stock is equal to the product obtained by multiplying the applicable Conversion Rate by the number of shares of Preferred Stock being converted.  The Conversion Rate is equal to the quotient obtained by dividing the Stated Value per share of Preferred Stock, which is an amount equal to $1,000, by the applicable conversion price for each share of Series A ($0.90), Series B ($0.90) or Series C Preferred Stock ($0.90).  This column includes the shares of common stock issuable upon conversion of each share of Series A, Series B and Series C Preferred Stock together will all other shares of common stock which the person has the right to acquire within sixty days.

(c)
Excluding those shares of common stock which the person has the right to acquire within sixty days and based solely on the shares of common stock issued and outstanding, the percent of ownership of common stock is as follows: Robert DelVecchio (0.6%); Mike Schneidereit (0%); Brett Cormier (0%); Craig Eagle (0.7%); Darshan Sheth (1.8%); Thomas Bilodeau, III (0.9%); Mosaic Capital Advisors, LLC (5.8%); Haresh Sheth (10.7%); Pinewood Trading Company (16.53%); H.D. Smith Wholesale Drug Co. (0%); Hillair Capital Investments, LP (4.0%), Baruch Halpern Revocable Trust (4.7%); Coventry Enterprises, LLC (0%); AQR Opportunistic Premium Offshore Fund, LP (0%); Jonathan Green (0%); Carl W. Grover (0%); , and TriPoint Global Equities, LLC (2.1%).

(d)
Each holder of shares of Series A, Series B and Series C Preferred Stock are entitled to such number of votes as shall be equal to the whole number of shares of Common Stock into which such holder’s aggregate number of such shares of Series A, Series B and Series C Preferred Stock are convertible.

(e)
Based on a total of 5,627,267 shares of common stock outstanding, 1,516 shares of Series A Preferred Stock outstanding, 5,384 shares of Series B Preferred Stock outstanding and 813 shares of Series C Preferred Stock outstanding on March 12, 2013 and prior to any exercise of warrants into shares of common stock.

(1)
Includes 619,446 shares underlying stock options and 277,778 shares issuable upon conversion of Series B Preferred Stock.  Also includes 18,015 shares owned by Brockington Securities, Inc. (“Brockington”) and 158,889 common shares issuable upon conversion of Series B Preferred Stock owned by Brockington. Mr. DelVecchio exercises voting control and control over the disposition of all securities held Brockington.

(2)	Includes 421,913 shares underlying stock options.
(3)	Includes 421,913 shares underlying stock options.
(4)
Includes 41,668 shares owned by CJE Holdings, LLC (“CJE”) and 33,333 shares issuable upon conversion of Series A Preferred Stock.  Dr. Eagle exercises voting control and control over the disposition of all securities held CJE.

(5)	Includes 100,000 shares owned by Concorde Investment Corporation, Mr. Sheth disclaims beneficial ownership of Concorde Investment Corporation.
(6)	The address of Mosaic Capital Advisors, LLC is 400 Madison Avenue, Suite 6B, New York, New York 10017.
(7)
 Mosaic Capital Advisors LLC (“MCA”) is (a) the investment manager of Mosaic Private Equity Fund (US) LP (“MPEF US”), (b) the 100% owner (member) of Mosaic Financial Services LLC (“MFS”), (c) affiliated by interlocking ownership with Mosaic Capital Management Limited (“MCML”), which directs the voting and disposition of securities owned by Mosaic Private Equity III Ltd. (“MPE III”), and (d) affiliated with Joseph McDevitt, an individual (“McDevitt”).  As a result, MCA may be deemed the beneficial owner of (i) 327,834 shares of common stock of the Company held directly by  MPEF US (144,063 shares), MFS (26,996 shares), MPE III (110,301 shares) and McDevitt (46,474 shares); (ii) 1,567,895 shares of common stock of the Company issuable upon the conversion of Series A Preferred Stock of the Company held directly by  MPEF US (503,889 shares of common stock) and MFS (1,064,006 shares); (iii) 4,356,671 shares of common stock of the Company issuable upon the conversion of Series B Preferred Stock of the Company held directly by  MPEF US (2,382,224 shares of common stock) and MPE III (1,974,447 shares); (iv) 1,083,334 shares of common stock of the Company issuable pursuant to currently-exercisable warrants held by MCA (36,389 shares), MPEF US (211,111 shares), MFS (383,333 shares), MPE III (399,723 shares), and MCML (52,778 shares); and (v) 555,556 shares of common stock of the Company issuable upon the conversion of convertible debt held directly by McDevitt.  MCA disclaims beneficial ownership of the shares held by McDevitt or the above-referenced entities other than MCA, except to the extent of its pecuniary interest therein. Excludes shares held by Messrs. Sheth, Bilodeau and Eagle.

(8)	Includes 500 shares of Series A Preferred Stock issuable upon conversion of unsecured convertible debentures held by Joseph McDevitt, an affiliated accredited investor.
(9)	The ddress of Haresh Sheth is Galaxy Towers II, #37C, 7002 Boulevard East, Guttenberg, New Jersey 07093.
(10)
Includes: (i) 27,778 shares owned by Janus Finance Corporation (“Janus Finance”); (ii) 281,953 shares owned by Woodfield Capital Services, Inc. (“Woodfield”); and (iii) 250,000 shares underlying stock options.   Mr. Sheth exercises voting control and control over the disposition of all securities held by Janus Finance and Woodfield.

(11)	The address of Pinewood Trading Company is 1029 East Drive, Beaumont, Texas 77706.
(12)
 Includes (i) 849,880 common shares issuable under warrants; (i) 40,000 common shares issuable upon conversion of unsecured convertible debentures; and  (iii) 666,668 common shares issuable upon conversion of Series B Preferred Stock.

(13)	The address of H.D. Smith Wholesale Drug Co. is 3063 Fiat Avenue, Springfield, IL 62703.
(14)	Includes 902,778 common shares issuable upon conversion of Series C Preferred Stock.
(15)	The address of Hillair Capital Investments, LP is 330 Primrose Road, Suite 660, Burlingame, CA 94010.
(16)	Includes: (i) 1,600,007 common shares issuable under warrants; and (ii) 1,111,114 common shares issuable upon conversion of unsecured convertible debentures.
(17)	The address of Baruch Halpern Revocable Trust is 9601 Collins Avenue PH 303, Bal Harbor, FL, 33154.
(18)	Includes: (i) 400,000 common shares issuable under warrants; and (ii) 277,778 common shares issuable upon conversion of unsecured convertible debentures.
(19)	The address of Coventry Enterprises, LLC is 80 S.W. 8th Street, Suite 2000, Miami, FL 33130.
(20)	Includes: (i) 320,000 common shares issuable under warrants; and (ii) 222,223 common shares issuable upon conversion of unsecured convertible debentures.
(21)	The address of AQR Opportunistic Premium Offshore Fund, L.P. is Two Greenwich Plaza, 1st Floor, Two Greenwich, CT 06830.
(22)	Includes: (i) 320,002 common shares issuable under warrants; and (ii) 222,223 common shares issuable upon conversion of unsecured convertible debentures.
(23)	The address of Jonathan Green is 7 Rumsen Trace, Carmel, CA 93923.
(24)	Includes: (i) 322,560 common shares issuable under warrants; and (ii) 224,000 common shares issuable upon conversion of unsecured convertible debentures.
(25)	The address of Carl W. Grover is 1010 S. Ocean Boulevard, Apt 1017, Pompano Beach, FL 33062.
(26)	Includes: (i) 399,975 common shares issuable under warrants; and (ii) 677,735 common shares issuable upon conversion of unsecured convertible debentures.
(27) (28)	The address of TriPoint Global Equities, LLC is 17 State Street, Suite 2000, New York, NY, 10004. Includes 206,173 common shares issuable under warrants.

Equity Compensation Plan Information

Securities Authorized for Issuance Under Equity Compensation Plans

The following table, provides information about our compensation plans under which shares of common stock may be issued upon the exercise of options and warrants as of December 31, 2012:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by stockholders	525,000	$0.60	1,142,667

Equity compensation plans not approved by stockholders	1,315,556	$0.69	-

Total	1,840,556	$0.66	1,142,667

ITEM 13.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

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

Mosaic Group

Mosaic Capital Advisors, LLC, together with its affiliated entities Mosaic Financial Services (“MFS”), LLC, Mosaic Private Equity Fund, L.P., Mosaic Capital Management, Ltd. and its affiliated accredited investor, Joseph McDevitt (collectively, “Mosaic”), are the beneficial owners of approximately 60.0%, 92.4%, and 72.8% of our common stock, Series A Convertible Preferred Stock and Series B Convertible Preferred Stock, respectively as of March 15, 2013.  Under the terms of our Certificate of Designations, Preferences and Rights of the Series A Convertible Preferred Stock and Series B Convertible Preferred Stock, Mosaic, due to its ownership interest of our Series A Convertible Preferred Stock, has the right to elect four directors to our Board and partially exercised this right by appointing Messrs. Sheth, Bilodeau and Eagle to serve as directors.  Mr. Bilodeau is a member/shareholder of Rich May, P.C., Attorneys and Counselors at Law, which provides legal services to Mosaic.

In July 2010, we completed a sale in a private transaction to Joseph McDevitt, an accredited investor affiliated with Mosaic, for a 10.0% convertible debenture for an aggregate principal amount of $500,000 (before deducting expenses and fees related to the private transaction) due in July 2012.  The debenture is convertible into shares of the our Series A Convertible Preferred Stock at an initial conversion price of $1,000 per share and subject to adjustments, and each share of Series A Preferred is convertible into 695 shares of our common stock for a total of 347,500 common shares on an as converted basis (subject to adjustment for certain dilutive transactions).  Interest on the debenture is payable quarterly in shares and is calculated based on the higher of the average stock price for the five (5) prior trading days or $1.80 per common share.  As of October 5 2012, no principal payments have been made on the debenture since issuance and a total of 46,474 common shares were issued for payment of interest due.  In July 2012, we entered into an amendment to the debenture agreement, in which the term of the debenture was modified and extended for a period of one year.  As consideration for the extension, the interest rate for the debenture was increased from 10.0% to 16.0%.

Robert DelVecchio

Robert DelVecchio, our Chief Executive Officer and a member of our board of directors, also serves as President and Chief Executive Officer of Brockington Securities, Inc. (“Brockington”).

In March 2009, we entered into a Revolving Line of Credit Agreement with Brockington for a credit limit of $300,000 with a term of one year bearing interest of 12.0% per annum. Under the terms of the line of credit, we could request for advance from time to time, provided, however, any requested advance will not, when added to the outstanding principal advanced of all previous advances, exceed the credit limit. We could repay accrued interest and principal at any time, however no partial repayment would relieve us of the obligation of the entire unpaid principal together with any accrued interest and other unpaid charges.  There are no financial covenants that we are required to maintain.

The line of credit was been subsequently extended.  The latest extension occurred on June 22, 2012, pursuant to a Modification and Extension Agreement to the Revolving Line of Credit Agreement dated March 10, 2009, in which the term of the loan was modified and the maturity date of the loan was extended to June 30, 2014 by mutual consent.  In November 2012, the Modification Agreement to the Revolving Line of Credit Agreement dated March 10, 2009, in which the credit limit was modified the credit limit was increased from $300,000 to $500,000.

As of March 15, 2013, the outstanding balance on the revolving line of credit was $455,000 with remaining availability of $45,000 and the largest aggregate amount of principal outstanding on the loan to date was $455,000. Interest paid on the loan for the year ending December 31, 2012 was $8,716.  During the year ending December 31, 2012, we had drawn a total of $336,500 and repaid a total of $47,820 in principal on the revolving line of credit.  As of December 31, 2012, interest payable on the loan was $31,844.

Pinewood Trading Company

Pinewood Trading Company (“Pinewood”) is the beneficial owner of approximately 34.8% and 11.1% of our common stock and Series B Convertible Preferred Stock, respectively as of March 15, 2013.

On July 9, 2012, we entered into a consulting agreement with Jack Brooks, managing partner of Pinewood Trading Company.  We issued 65,000 restricted common shares as payment in full for financial advisory services rendered to us.  The market value of the stock on July 9, 2012, the date of issuance, was $0.51 per common share.

Hillair Capital Investments, LP

Hillair Capital Investments, LP (“HCI”) is the beneficial owner of approximately 34.8% of our common stock as of March 15, 2013.

In July 2012, we completed a sale in a private placement to HCI for a 16.0% senior convertible debenture for an aggregate principal amount of $300,000 due December 1, 2013 (before deducting expenses and fees related to the private placement) with periodic redemptions of $75,000 due in June 2013 and September 2013, plus any unpaid interest. We have has the option to pay all or part of the June 2013 periodic redemptions with shares of our common stock, subject to certain Equity Conditions, as defined in the loan agreement.  These Equity Conditions include, among others, our compliance with honoring all conversions and redemptions, payment of all liquidated damages of the debenture, an effective registration to allow for resale of the common shares and the ability to resell such common pursuant to Rule 144.  A consent and waiver was obtained from the majority of the Series A Preferred holders, a majority of the Series B Preferred holders and all senior debenture holders as required by the agreements. The debentures are convertible into shares of our common stock at an initial conversion price of $1.26 per share for a total of 238,095common shares on an as converted basis, subject to adjustment.

As part of this private placement, the investor received a warrant to purchase 285,715 shares of our common stock.  The warrant is exercisable for a period of five years from the date of issuance at an initial exercise price of $1.512, subject to adjustment.  The investor may exercise the warrant on a cashless basis if the shares of common stock underlying the warrant are not then registered pursuant to an effective registration statement.  The outstanding warrants are subject certain anti-dilution protection clauses which provide exercise price adjustments in the event that any common stock or common stock equivalents are issued at an effective price per share that is less than the exercise price per share.

During the year ended December 31, 2012, no interest or principal payments were made on the debenture and interest payable on the debenture as of December 31, 2012 was $21,600.

Director Independence

Our Board of Directors, after reviewing all relevant transactions or relationships between each director, or any of his family members, and Assured, its senior management and its independent registered public accounting firm, has determined that none of our current directors are “independent” directors within the meaning of all relevant securities and other laws and regulations regarding the definition of “independent”.

ITEM 14.          PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees Billed to the Company by Its Independent Registered Public Accounting Firm

The following is a summary of the fees billed to us by UHY, LLP, our independent registered public accounting firm for professional services rendered for fiscal years ended December 31, 2012 and 2011:

Fee Category	2012 Fees	2011 Fees

Audit Fees	$108,665	$73,446
Audit-Related Fees (1)	54,895	-
Tax Fees (2)	1,728	42,495
All Other Fees (3)	3,112	2,963

Total Fees	$168,400	$118,904

(1)
Audit-Related Fees consist principally of assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements but not reported under the caption “Audit Fees.”

(2)	Tax Fees consist of fees for tax compliance, tax advice and tax planning.
(3)	All Other Fees consist of aggregate fees billed for products and services provided by the independent registered public accounting firm, other than those disclosed above.

There were no fees billed to us by BDO USA, LLP, our independent registered public accounting firm for professional services rendered for fiscal years ended December 31, 2012 and 2011.

PART IV

ITEM 15.          EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)    Financial Statements

See Item 8 in Part II of this annual report on Form 10-K, “Financial Statements and Supplementary Data,” for an index to the financial statements filed in this annual report, which information is incorporated herein by reference.

(2)       Financial Statement Schedules

Certain schedules are omitted because they are not applicable, or not required by smaller reporting companies.

(3)       Exhibits

The Exhibits listed in the Exhibit Index immediately preceding the Exhibits are filed as part of this annual report.

Exhibit No.	Title

3.1	Amended and Restated Articles of Incorporation of Assured Pharmacy, Inc., effective May 9, 2012 (1)
3.2	Amended Bylaws (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form SB-2 of Assured Pharmacy, Inc. filed dated December 15, 2004)
4.1	Form of Stock Certificate (1)
4.2	Form of Common Stock Purchase Warrant - 2009 (1)
4.3	Form of Common Stock Purchase Warrant - 2011 (1)
4.4	Form of 10% Unsecured Convertible Debenture (1)
4.4	Form of 16% Unsecured Convertible Debenture (1)
10.1	Employment Agreement between Assured Pharmacy, Inc. and Robert DelVecchio, dated May 9, 2012 (1)
10.2	Employment Agreement between Assured Pharmacy, Inc. and Mike Schneidereit, dated May 9, 2012 (1)
10.3	Employment Agreement between Assured Pharmacy, Inc. and Brett Cormier, dated May 9, 2012 (1)
10.4	Purchase Agreement for Ownership Interests in Assured Pharmacies, Inc., a Louisiana corporation, effective as of December 15, 2006, by and between TPG LLC and Assured Pharmacy, Inc. (1)
10.5	Amendment to Purchase Agreement for Ownership Interests in Assured Pharmacies, Inc., a Louisiana corporation, dated as of July 15, 2009, by and between TPG LLC and Assured Pharmacy, Inc. (1)
10.6	Second Amendment to Purchase Agreement for Ownership Interests in Assured Pharmacies, Inc., a Louisiana corporation, dated as of January 31, 2011, by and between TPG LLC and Assured Pharmacy, Inc. (1)
10.7	Consulting Agreement, dated as of March 30, 2012, by and between TriPoint Global Equities, LLC and Assured Pharmacy, Inc. (1)
10.8	Letter Agreement, dated as of October 20, 2011, by and between TriPoint Global Equities, LLC and Assured Pharmacy, Inc. (1)
10.9	Consulting Agreement dated as of July 18, 2011 by and between Haresh Sheth and Assured Pharmacy, Inc. (1)
10.10	Stock Purchase Agreement dated as of June 30, 2011 by and between TAPG, LLC and Assured Pharmacy, Inc. (1)
10.11	Agreement, dated as of June 1, 2011, by and between Halpern Capital, Inc. and Assured Pharmacy, Inc. (1)
10.12	Adjustable Rate Promissory Note, dated as of September 1, 2010 by and between H.D. Smith Wholesale Drug Co. and Assured Pharmacy, Inc. (1)
10.13	Debenture Purchase Agreement, dated as of July 15, 2010, by and between Joseph V. McDevitt and Assured Pharmacy, Inc. (1)
10.14	Agreement to Act as Non-Exclusive Advisor to Provide Medical Consulting Services, dated February 9, 2010, by and between CJE Holdings LLC and Assured Pharmacy, Inc. (1)
10.15	Revolving Line of Credit Agreement dated March 10, 2009 by and between Brockington Securities, Inc. and Assured Pharmacy, Inc. (1)
10.16	Form of Subscription Agreement for 16% Unsecured Convertible Debenture (1)
10.17	Form of Stock Purchase Agreement for 16% Unsecured Convertible Debenture (1)
10.18 (a)	Assured Pharmacy, Inc. 2012 Equity Compensation Plan (1)
10.18 (b)	Form of Stock Option Agreement thereunder (1)
10.19	Third Amendment to Purchase Agreement for Ownership Interests in Assured Pharmacies, Inc., a Louisiana corporation, dated as of June 25, 2012, by and between TPG LLC and Assured Pharmacy, Inc. (3)

Exhibit No.	Title

10.20	Form of Amendment to 16% Unsecured Convertible Debenture (3)
10.21	Amendment to Revolving Line of Credit Agreement dated June 22, 2012 by and between Brockington Securities, Inc. and Assured Pharmacy, Inc. (3)
10.22	Amendment to Debenture Purchase Agreement, dated as of July 2, 2012, by and between Joseph V. McDevitt and Assured Pharmacy, Inc. (3)
10.23	Amendment to Revolving Line of Credit Agreement dated November 12, 2012 by and between Brockington Securities, Inc. and Assured Pharmacy, Inc. **
10.24	Promissory Note Agreement dated February 1, 2013 by and between Assured Pharmacy, Inc. and H.D. Smith Wholesale Drug Co.**
10.25	Form of Subscription Agreement for common stock**
10.26	Form of Securities Purchase Agreement for common stock**
10.27	Form of Common Stock Purchase Warrant**
10.28	Form of Registration Rights Agreement**
14.1	Code of Ethics and Conduct**
16.1	Letter regarding change in certifying accountant (5)
21.1	Subsidiaries of Assured Pharmacy, Inc.**
24.1	Power of Attorney (1)
31.1	Sarbanes-Oxley Act Section 302 Certification of Robert J. DelVecchio**
31.2	Sarbanes-Oxley Act Section 302 Certification of Brett P. Cormier**
32.2	Sarbanes-Oxley Act Section 906 Certification of Robert J. DelVecchio and Brett P. Cormier**

(1)	Previously filed as Exhibit to the Company’s Registration Statement on Form S-1 filed on May 11, 2012 and incorporated by reference herein
(2)	Previously filed as Exhibit to the Company’s Registration Statement on Form SB2 filed on December 15, 2004
(3)	Previously filed as Exhibit to the Company’s Registration Statement on Form S-1 filed on July 5, 2012 and incorporated by reference herein
(4)	Previously filed as Exhibit to the Company’s Registration Statement on Form S-1 filed on October 10, 2012 and incorporated by reference herein
(5)	Previously filed as Exhibit to the Company’s Report of unscheduled material events or corporate changes on Form 8-K filed on February 11, 2013 and incorporated by reference herein.

       **   Filed herewith

SIGNATURES

 Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March __, 2013.

Assured Pharmacy, INC., a Nevada corporation

By: /s/ Robert DelVecchio
Name:	Robert DelVecchio
Title:	Chief Executive Officer & Director

Power of Attorney

Pursuant to the requirements of the Securities Exchange Act of 1934, this registration statement was signed by the following persons in the capacities and on the date stated:

Signature and Title	Date

/s/ Robert DelVecchio	March __, 2013
Robert DelVecchio, President, Chief Executive Officer (Principal Executive Officer) and Director

*	March __, 2013
Mike Schneidereit, Chief Operating Officer

/s/ Brett Cormier	March __, 2013
Brett Cormier, Chief Financial Officer (Principal Financial Officer) and Principal Accounting Officer

*	March __, 2013
Thomas Bilodeau III, Director

*	March __, 2013
Craig Eagle, Director

*	March __, 2013
Darshan Sheth, Director

* By /s/ Robert DelVecchio
Attorney-in-fact