Form 10-Q
period 2013-03-31
ASSURED PHARMACY, INC.
filed 2013-05-15
CIK 1100592

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013.
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to __________.

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
     Non-accelerated filer   ☐ (Do not check if a smaller reporting company)                                Smaller reporting company   ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at May 7, 2013
Common Stock, $0.001 par value	5,988,810

Form 10-Q
Assured Pharmacy, Inc.
March 31, 2013
(Unaudited)

Part I – Financial Information
Item 1 – Financial Statements.
Assured Pharmacy, Inc.
CONDENSED Consolidated Balance Sheets
MARCH 31, 2013 and DECEMBER 31, 2012

	March 31,	December 31,
	2013	2012
	(Unaudited)

ASSETS

Current Assets
Cash	$11,785	$21,298
Accounts receivable, net	786,360	676,946
Inventories	406,911	410,205
Prepaid and other current assets	141,150	147,134
Total current assets	1,346,206	1,255,583

Other receivables, net	195,213	206,736
Property and equipment, net	90,932	61,413
Goodwill	697,766	697,766

TOTAL ASSETS	$2,330,117	$2,221,498

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable and accrued expenses	1,781,595	4,849,680
Unsecured convertible debentures, net of discount	1,871,370	1,671,716
Unsecured convertible debentures, related party, net of discount	520,753	498,798
Notes payable	4,064,768	547,510
Total current liabilities	8,238,486	7,567,704

Notes payable to related parties, net of current portion	453,000	447,000
Unsecured convertible debentures, net of current portion and discount	21,416	-
Unsecured convertible debentures, related party, net of current portion and discount	263,629	419,262
Warrant Liability	586,059	274,605
TOTAL LIABILITIES	9,562,590	8,708,571

Commitments and Contingencies (see Note 7)

Assured Pharmacy, Inc.'s Stockholders' Deficit
 Preferred stock; par value $0.001 per share; 5,000,000 shares authorized,
 2,830 shares designated to Series A convertible, 7,745 shares designated to Series B, 813 shares designated to Series C convertible

Series A convertible preferred stock; par value $0.001 per share; 2,830
shares authorized, 1,466 and 1,406 issued and outstanding, respectively	1	1

Series C convertible preferred stock; par value $0.001 per share; 813
shares authorized, 813 and 813 issued and outstanding, respectively	1	1

Series B convertible preferred stock; par value $0.001 per share; 7,745
shares authorized, 5,384 and 5,384 issued and outstanding, respectively	5	5

Common stock; par value $0.001 per share; 35,000,000 shares authorized,
5,627,267 and 4,476,846 issued and outstanding, respectively	5,628	4,477

Additional paid-in capital, net	36,958,776	36,572,314

Accumulated deficit	(44,196,884)	(43,063,871)

Stockholders' deficit	(7,232,473)	(6,487,073)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$2,330,117	$2,221,498

See accompanying notes to these consolidated financial statements.

Assured Pharmacy, Inc.
CONDENSED Consolidated Statements of Operations
FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012
(UNAUDITED)

	Three Months Ended March 31,
	2013	2012

Sales	$2,893,295	$3,647,410

Cost of sales	2,221,035	2,908,421

Gross profit	672,260	738,989

Operating expenses
Salaries and related expenses	726,689	722,050
Selling, general and administrative	619,360	579,049
Total operating expenses	1,346,049	1,301,099

Loss from operations	(673,789)	(562,110)

Other expenses
Interest expense, net	288,046	376,011
Loss on change in fair value of forward contract	62,214	-
(Gain) or loss on change in fair value of warrant liability	108,964	(41,094)
Total other expenses and income	459,224	334,91	7

Net loss	$(1,133,013)	$(897,027)

Basic and diluted loss per common share
Net loss per common share - basic and diluted	$(0.23)	$(0.23)

Basic and diluted weighted average number of common shares outstanding	4,901,040	3,829,017

See accompanying notes to these consolidated financial statements.

Assured Pharmacy, Inc.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2013 and 2012
(Unaudited)

	THREE MONTHS ENDED MARCH 31,
	2013	2012

CASH FLOWS USED IN OPERATING ACTIVITIES:
Net loss including non-controlling interest	$(1,133,013)	$(897,027)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property and equipment	7,815	7,861
Amortization of debt issuance costs	9,767	41,855
Amortization of discount on debt	87,391	192,506
Stock based compensation	203,780	88,511
Issuance of common stock in lieu of debenture interest	45,467	-
Provision (recoveries) for accounts receivable doubtful accounts	(2,721)	5,823
Recoveries for other receivables doubtful accounts	(30,479)	-
Loss on change in fair value of forward contract	62,214	-
Gain on change in fair value of warrant liability	108,964	(41,094)

Changes in operating assets and liabilities:
Accounts receivable	(106,693)	(104,346)
Inventories	3,294	132,974
Prepaid expenses and other current assets	(3,783)	38,762
Other receivables	42,002	-
Accounts payable and accrued liabilities	116,351	471,666

Net cash used in operating activities	(589,644)	(62,509)

CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchases of property and equipment	(37,334)	(10,676)
Net cash used in investing activities	(37,334)	(10,676)

CASH FLOWS FROM FINANCING ACTIVITIES:

Repayment of notes payable	(17,535)	(15,518)
Payment of issuance costs for common stock	(31,000)	-
Proceeds from issuance of common stock	600,000
Proceeds from issuance of convertible debentures	-	50,400
Proceeds from issuance of Series A preferred stock	60,000	-
Proceeds from advances on shareholder revolving note	53,000	31,500
Repayment of advances on shareholder revolving note	(47,000)	(10,000)
Net cash provided by financing activities	617,465	56,382

Net decrease in cash	(9,513)	(16,803)

Cash at beginning of period	21,298	23,316

Cash at end of period	$11,785	$6,513

See accompanying notes to these consolidated financial statements.

Assured Pharmacy, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.           BASIS OF PRESENTATION AND PLAN OF OPERATIONS

The unaudited condensed interim consolidated financial statements as of and for the three  months ended March 31, 2013 and 2012 have been prepared by Assured Pharmacy, Inc. (the “Company”) in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial reporting.  These consolidated statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary for a fair statement for the periods presented.  The year-end consolidated data was derived from audited financial statements but does not include all disclosures required by GAAP.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. The results of operations for the three months ended March 31, 2013 are not necessarily indicative of the results to be expected for the full fiscal year.

These unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company and notes thereto included in the audited annual financial statements for the year ended December 31, 2012 filed as part of the Company’s Annual Report on Form 10-K on April 1, 2013.

Going Concern Considerations

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business.  As of March 31, 2013, the Company had an accumulated deficit of approximately $44.1 million and recurring losses from operations. The Company also had negative working capital of approximately $6.9 million and debt with maturities in the year ended December 31, 2013 in the amount of approximately $2.8 million as of March 31, 2013.

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

In response to these financial issues, management has taken the following actions:

•	The Company is seeking to renegotiate existing debt.
•	The Company is seeking investment capital.
•	The Company is aggressively increasing collection activity on past due other receivable balances.

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

For the three months ended March 31, 2013 and 2012, the Company recognized $203,780 and $88,511, respectively, in compensation expense which is included in selling, general and administrative expenses in the accompanying consolidated statements of operations.

Fair Values of Financial Instruments

Management believes that the carrying amounts of the Company's financial instruments, consisting primarily of cash, accounts receivable, accounts payable and accrued expenses approximated their fair values at March 31, 2013 and December 31, 2012, due to their short-term nature.

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

The fair value of the warrant liability of $586,059 as on March 31, 2013 and $274,605 as of December 31, 2012, respectively, was measured using Level 3 measurements.

Management also believes that the March 31, 2013 and December 31, 2012 interest rates associated with the notes payable approximates the market interest rates for these types of debt instruments and as such, the carrying amount of the notes payable approximates their fair value.

Common Stock Warrant Liability

The Company accounts for its common stock warrants under ASC 480, “Distinguishing Liabilities from Equity,” which requires any financial instrument, other than an outstanding share, that, at inception, embodies an obligation to repurchase the issuer’s equity shares, or is indexed to such and obligation, and it requires or may require the issuer to settle the obligation by transferring assets, would qualify for classification as a liability. The guidance required the Company’s outstanding warrants from convertible debenture private placements in the three months ended March 31, 2013 and in the years ended December 31, 2012 and 2011 to be classified as liabilities and to be fair valued at each reporting period, with the changes in fair value recognized as a change in fair value of warranty liability in the Company’s consolidated statements of operations.  Specifically, the warrants issued in connection with convertible debenture private placements in during the fiscal year 2012 and 2011 and  warrants issued in connection with common stock private placements during the three months ended March 31, 2013, grant the warrant holder certain anti-dilution protection which provide exercise price adjustments in the event that any common stock or common stock equivalents are issued at an effective price per share that is less than the exercise price per share.  Upon exercise or expiration of the warrant, the fair value of the warrant at that time will be reclassified to equity from a liability.  The following table is a summary of the warrant liability activity measured at fair value using Level 3 inputs:

Warrant Liability

Balance at December 31, 2012	$274,605

Granted	202,490
Cancelled, forfeited or expired
Change in fair value of common stock warrants	108,964

Balance at March 31, 2013 (unaudited)	$586,059

Forward contracts

As part of the 2013 private placement of common stock, the Company also agreed that the 38,462 shares of common stock included in the units is subject to increase and the $0.65 per share value is subject to decrease, in each case based on the level of the Company’s consolidated net revenues that are derived during our 2013 fiscal year (the “Make-Whole Adjustments”) (see Note 4 Common Stock for further details).  The Company separately valued the forward contracts using Level 3 inputs.  The fair value of the forward contracts of $184,696 was recorded as a liability and is included in accounts payable and accrued expenses on the Consolidated Balance Sheet as of March 31, 2013.   The total change in fair value during the three months ended March 31, 2013 was $62,214.

Reclassification

Certain prior year amounts have been reclassified to conform to the 2013 financial statements presentation.   The reclassification did not affect net loss attributable to the Company, cash flows, assets, liabilities or equity for the years presented.

3.           NOTES PAYABLE AND UNSECURED CONVERTIBLE DEBENTURES

The table below summarizes the Company’s notes payable and unsecured convertible debentures as of March 31, 2013.

	Related Party	Unrelated	Total

Secured debt	$-	$3,821,896	$3,821,896
Revolving credit facilities	453,000	-	453,000
Other notes and debt	-	242,872	242,872
Total notes payable	$453,000	$4,064,768	$4,517,768

Unsecured convertible
debentures, net of discount	$542,169	$2,134,999	$2,677,168

Total debt, net	$995,169	$6,199,767	$7,194,936

 Unsecured Debt

2010 Issuances

In April 2010, we entered into a secured loan agreement with an accredited investor in a private placement. Under the terms of this agreement, the Company received a loan of $250,000 at an interest rate of 12% per annum, with interest payable in advance with the principal due in April 2011 at maturity.  In June 2011, the outstanding principal loan balance of $250,000 was converted into a 16.0% senior convertible debenture through a private placement for an aggregate principal amount of $250,000, which matured in June 2012. A consent and waiver was obtained from the majority of the Series A Preferred holders and a waiver was obtained from a majority of the Series B Preferred holders, as required in the certificate of designation. The debentures are convertible into shares of the Company’s common stock at an initial conversion price of $1.26 per share for a total of 198,413 common shares on an as converted basis, subject to adjustment for stock dividends, stock splits and related distributions. In June 2012, the agreement was amended and the maturity date of the debenture was extended to June 22, 2013.  In September 2012, the investor consented to a partial anti-dilution adjustment in conversion price per share to $0.90 per share in the event of the minimum offering being achieved in a private placement of common stock and warrants.  In February 2013, the minimum offering was achieved resulting in an adjusted conversion price of $0.90 per share for a total of 277,778 common shares on an as converted basis, subject to adjustment for stock dividends, stock splits and related distributions (see Note 4 for further details).

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

In July 2010, we completed a sale in a private placement to an accredited, related party investor affiliated with Mosaic Private Equity Fund (U.S.), L.P. (“MPE”), Mosaic Financial Services, LLC (“MFS”) and Mosaic Private Equity (III), Ltd., (“MPE III”), (collectively “Mosaic”), a related party (see Note 7 for further details), for a 10.0% convertible debenture for an aggregate principal amount of $500,000 (before deducting expenses and fees related to the private placement) due in July 2012.  A consent and waiver was obtained from the majority of the Series A and C Preferred holders and a waiver was obtained from a majority of the Series B Preferred holders, as required in the certificate of designation. The debentures are convertible into shares of the Company’s Series A Preferred at an initial conversion price of $1,000 per share and subject to adjustments, and each share of Series A Preferred is convertible into 695 shares of the Company’s common stock for a total of 347,500 common shares on an as converted basis.  Interest on the note is payable quarterly and is calculated based on the higher of the average stock price for the five (5) prior trading days or $1.80 per common share.  In July 2012, the Company entered into an Amendment to the debenture agreement, in which the term of the loan was modified and extended for a period of one year by mutual consent.  As consideration for the extension, the interest rate for the debenture was increased from 10.0% to 16.0%.  In September 2012, the holders of a majority of the Series A and C Preferred stock consented to a partial anti-dilution adjustment in conversion price per share to $0.90 per share in the event of the minimum offering being achieved in a private placement of common stock and warrants.  In February 2013, the minimum offering was achieved resulting in an adjusted conversion price of $0.90 per share for a total of 555,556 common shares on an as converted basis, subject to adjustment for stock dividends, stock splits and related distributions (see Note 4 for further details).

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

During the year ended December 31, 2011, the Company completed sales through private placements to accredited investors of 16.0% senior convertible debentures for an aggregate principal amount of $1,865,384 (before deducting expenses and fees related to the private placements). The proceeds from the private placements included the cancellation of a $300,000 convertible debenture and related warrants resulting in cash gross proceeds of an aggregate of $1,565,384 from these private placements. The Company incurred an aggregate total of $222,543 in cash fees and expenses related to the private placements resulting in cash net proceeds of an aggregate of $1,342,841 from the private placements. The debentures are convertible into shares of the Company’s common stock at an initial conversion price of $1.26 per share for an aggregate total of 1,480,469 common shares on an as converted basis, subject to adjustment.  A consent and waiver was obtained from the majority of the Series A and C Preferred holders and a waiver was obtained from a majority of the Series B Preferred holders as required in the certificate of designation.  From September 2012 through February 2013, all of the investors in 2011 private placements consented to a partial anti-dilution adjustment in conversion price per share to $0.90 per share in the event of the minimum offering being achieved in a private placement of common stock and warrants.  In February 2013, the minimum offering was achieved resulting in an adjusted conversion price of $0.90 per share for a total of 2,072,654 common shares on an as converted basis, subject to adjustment for stock dividends, stock splits and related distributions (see Note 4 for further details).

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

Due to our current financial condition, we did not make the periodic redemption payments of $125,000 due on June 1, 2012 and September 1, 2012 and the final payment due of $250,000 on or before December 1, 2012 to three convertible debenture holders that did not extend.  Upon default, amounts owed become immediately payable to the debenture holder upon issuance of a notice of default.  None of the debenture holders have issued a notice of default relating to our failure to make the periodic redemption payments on June 1, 2012 or September 1, 2012 or the final payment of $250,000 due on December 1, 2012 under the debenture agreement.  Amounts are listed as current at March 31, 2013 and December 31, 2012.

The table below summarizes the debenture obligations related to the 2011 private placements as of March 31, 2013:

Debenture Maturity Date	Periodic Redemption Dates		Principal Amount	Periodic Redemption Amounts	Due at Maturity

December 2012	June 2012	September 2012	$500,000	$125,000	$250,000
December 2013	June 2013	September 2013	700,000	175,000	350,000
January 2014	July 2013	October 2013	25,000	6,250	12,500
May 2014	November 2013	February 2014	640,384	160,096	320,192
			$1,865,384	$466,346	$932,692

As part of the 2011 private placements, the investors received warrants to purchase an aggregate of 1,776,560 shares of the Company’s common stock.  The warrants are exercisable for a period of three years from the date of issuance at an initial exercise price of $1.512, subject to adjustment.  The investor may exercise the warrant on a cashless basis if the shares of common stock underlying the warrant are not then registered pursuant to an effective registration statement.  The outstanding warrants are subject certain anti-dilution protection clauses which provide exercise price adjustments in the event that any common stock or common stock equivalents are issued at an effective price per share that is less than the exercise price per share.  Accordingly, the fair value of the stock warrants is classified as a warrant liability on the accompanying consolidated balance sheets as of December 31, 2012 and 2011.  As part of the June, July, and September amendments, the exercise period of warrants to purchase an aggregate of 1,300,368 shares of the Company’s common stock was increased from three years to five years.

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

2012 Issuances

In January 2012, the Company completed a sale in a private placement to an accredited investor for a 16.0% senior convertible debenture due May 30, 2012 for an aggregate principal amount of $50,400 (before deducting expenses and fees related to the private placement) with periodic redemptions of $12,600 due in November 2012 and February 2013, plus any unpaid interest. The Company has the option to pay all or part of the November 2012 periodic redemptions with shares of the Company’s common stock, subject to certain Equity Conditions, as defined in the loan agreement.  These Equity Conditions include, among others, the Company’s compliance with honoring all conversions and redemptions, payment of all liquidated damages of the debenture, an effective registration to allow for resale of the common shares and the ability to resell such common pursuant to Rule 144.  A consent and waiver was obtained from the majority of the Series A Preferred holders and a waiver was obtained from a majority of the Series B Preferred holders as required in the certificate of designation. The debentures are convertible into shares of the Company’s common stock at an initial conversion price of $1.26 per share for a total of 40,000 common shares on an as converted basis, subject to adjustment.  In June 2012, the Company entered into an amendment of the convertible debenture agreement, in which the term of the loan was modified and extended by one year.   In September 2012, the investor consented to a partial anti-dilution adjustment in conversion price per share to $0.90 per share in the event of the minimum offering being achieved in a private placement of common stock and warrants.  In February 2013, the minimum offering was achieved resulting in an adjusted conversion price of $0.90 per share for a total of 56,000 common shares on an as converted basis, subject to adjustment for stock dividends, stock splits and related distributions (see Note 4 for further details).

As part of the private placement, the investor received a warrant to purchase 48,000 shares of the Company’s common stock.  The warrant is exercisable for a period of three years from the date of issuance at an initial exercise price of $1.512, subject to adjustment.  The investor may exercise the warrant on a cashless basis if the shares of common stock underlying the warrant are not then registered pursuant to an effective registration statement.  The outstanding warrants are subject certain anti-dilution protection clauses which provide exercise price adjustments in the event that any common stock or common stock equivalents are issued at an effective price per share that is less than the exercise price per share.  Accordingly, the stock warrants are classified as a warrant liability on the accompanying consolidated balance sheet as of March 31, 2013 and December 31, 2012.  As part of the June 2012 amendment, the Company extended the exercise term of the warrants to five years.

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

In July 2012, the Company completed a sale in a private placement to an accredited investor for a 16.0% senior convertible debenture for an aggregate principal amount of $300,000 (before deducting expenses and fees related to the private placement) due in December 2013 with periodic redemptions of $75,000 due in June 2013 and September 2013, plus any unpaid interest. The Company has the option to pay all or part of the June 2013 periodic redemptions with shares of the Company’s common stock, subject to certain Equity Conditions, as defined in the loan agreement.  These Equity Conditions include, among others, the Company’s compliance with honoring all conversions and redemptions, payment of all liquidated damages of the debenture, an effective registration to allow for resale of the common shares and the ability to resell such common pursuant to Rule 144.  A consent and waiver was obtained from the majority of the Series A and C Preferred holders and a waiver was obtained from a majority of the Series B Preferred holders as required in the certificate of designation. The debentures are convertible into shares of the Company’s common stock at an initial conversion price of $1.26 per share for a total of 238,096 common shares on an as converted basis, subject to adjustment.  In September 2012 and February 2013, the investor consented to a partial anti-dilution adjustment in conversion price per share to $0.90 per share in the event of the minimum offering being achieved in a private placement of common stock and warrants.  In February 2013, the minimum offering was achieved resulting in an adjusted conversion price of $0.90 per share for a total of 333,334 common shares on an as converted basis, subject to adjustment for stock dividends, stock splits and related distributions (see Note 4 for further details).

As part of the private placement, the investor received a warrant to purchase 285,716 shares of the Company’s common stock.  The warrant is exercisable for a period of five years from the date of issuance at an initial exercise price of $1.512, subject to adjustment.  The investor may exercise the warrant on a cashless basis if the shares of common stock underlying the warrant are not then registered pursuant to an effective registration statement.  The outstanding warrants are subject certain anti-dilution protection clauses which provide exercise price adjustments in the event that any common stock or common stock equivalents are issued at an effective price per share that is less than the exercise price per share. Accordingly, the stock warrants are classified as a warrant liability on the accompanying consolidated balance sheet as of March 31, 2013 and December 31, 2012.

The gross discount on the debenture issuance was $108,838, which will be amortized on a straight line basis over the seventeen (17) month term of the loan.  The effective interest rate on the debenture was calculated as 52.8%. There are no financial covenants that the Company is required to maintain.

The table below summarizes unsecured convertible debentures and related debt discounts as of March 31, 2013:

	Related Party	Unrelated	Total

Current	$525,200	$2,095,192	$2,620,392
Non-current	25,200	320,192	345,392

Total	$550,400	$2,415,384	$2,965,784

Less unamortized debt discount	(8,231)	(280,385)	(288,616)

	$542,169	$2,134,999	$2,677,168

The carrying value of the unsecured debentures is presented, net of total unamortized discount of $288,616 as of March 31, 2013.   Amortization of the debt discount was recorded as interest expense which is calculated on a straight line basis over the life of loan, which approximates the effective interest method.

Interest expense related to the unsecured convertible debentures for the three months ended March 31, 2013 and 2012 was $217,858 and $333,165, respectively.

As of January 25, 2013, all of the convertible debenture holders consented to the acceptance of a partial ratchet anti dilution adjustment of $0.90 per common share.   In February 2013, the Company achieved the minimum offering required in the private placement resulting in increase of an aggregate of 990,844 common shares upon conversion of all convertible notes.

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

 In February 2013, the Company entered into a secured loan agreement with our primary wholesaler. Under the terms of this agreement, the Company received a one (1) year loan of $3,828,527 with an interest rate of 6.25% per annum, with interest payable monthly. Monthly payment requirements are $27,000 per month for four consecutive months, followed by four consecutive monthly principal reductions of $37,000, followed by three consecutive monthly principal reductions of $42,000, with remaining principal and interest due February 1, 2014. The proceeds from the note were simultaneously exchanged for $3,534,793 in outstanding vendor invoices and $293,734 in a secured note payable with the same primary wholesaler. The note is secured by all of the assets of the Company and its subsidiaries through UCC-1 filings.

As of March 31, 2013, the outstanding principal balance on the note was $3,821,896.

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

As of March 31, 2013, the outstanding balance on the revolver was $453,000 with remaining availability of $47,000.

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

As of March 31, 2013, the outstanding principal balance on the loan was $242,872. Due to our current financial condition, we did not make the monthly installment payments of $10,000 due on September 15, 2012 through March 15, 2013 and may be unable to make the $213,091 payment due to TPG which includes principal and interest on or before July 15, 2013.  If we remain unable to fulfill our obligations to TPG under the Share Agreement, we will attempt to restructure and extend the terms of payments due to TPG, but can provide no assurance we will be able to do so on acceptable terms or even at all.  TPG has not issued a notice of default relating to our failure to make the monthly installment payments of $10,000 due required under the Purchase Agreement.

Other Agreements and Obligations

Primary Drug Wholesaler Security Interest

As part of our vendor terms and conditions with our primary drug wholesaler, our outstanding trade account balance is secured by all of the assets of the Company and it’s subsidiaries through UCC-1 Lien filings.  The Company’s outstanding trade accounts payable balance with our wholesaler as of March 31, 2013 and December 31, 2012 was approximately $0 and $3.6 million, respectively.

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

In February and March 2013, the Company issued a total of 60 shares of Series A Preferred at $1,000 per share for a total of $60,000 to Mosaic under the existing 2009 Securities Purchase agreement. The Company has issued a total of 559 shares of Series A Preferred for $558,500 under the 2009 Securities Purchase agreement. The net proceeds of the sales were used for general working capital purposes.  Each share of Series A Preferred was initially convertible into 695 shares of common stock, but was subsequently adjusted in February 2013 to 900 shares of common stock.   As of March 31, 2013, no shares of Series A Preferred have been converted into common stock.

In May 2010, we filed a Certificate of Designation to designate 813 shares of the Company’s preferred stock in Series C Preferred. The rights of the Series C Preferred are identical to Series A Preferred and each share of Series C Preferred was initially convertible into 556 shares of the Company’s common stock.  Subsequently, the Company issued 813 shares of the Company’s Series C Preferred at a price of $1,000 per share to an existing vendor.

In February 2013, each share of Series A, B and C Preferred became convertible into 900 shares of the Company’s common stock as a result of the agreed upon partial ratchet anti-dilution adjustment relating to the January 2013 private placement of common stock.

The table below summarizes the Company’s outstanding convertible preferred stock as March 31, 2013 and December 31, 2012:

	March 31, 2013			December 31, 2012
	(unaudited)
Convertible Preferred Stock	Number of Preferred Shares	Number of Common Shares if Converted	Weighted Average Conversion Price	Number of Preferred Shares	Number of Common Shares if Converted	Weighted Average Conversion Price

Series A Preferred	1,466	1,629,006	$0.90	1,406	1,292,492	$1.09
Series B Preferred	5,384	5,982,233	$0.90	5,384	2,993,504	$1.80
Series C Preferred	813	902,778	$0.90	813	451,750	$1.80
Total	7,633	8,514,017	$0.90	7,603	4,737,746	$1.60

Common Stock

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

Stock Warrants

In connection with the issuance of shares of Series A Preferred to Mosaic in 2009, the Company also issued warrants to purchase shares of common stock. The holder has the right to purchase up to 1,083,334 shares of our common stock at an exercise price equal to $0.09 per share, subject to certain adjustments for stock splits and other similar pro rata events.  The warrants may be exercised on a cashless basis at any time until June 30, 2019.  As of March 31, 2013, no warrants have been exercised.

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

As part of the private placements of convertible debentures and conversion of the 2010 secured debt  in 2011, the investors received warrants to purchase an aggregate total of 2,014,655 shares of the Company’s common stock (see Note 3 for further details).  The warrants are exercisable for a period of three years from the date of issuance at an initial exercise price of $1.512, subject to adjustment.  The estimated fair value of these warrants was determined to be $639,189 using the Lattice stock option pricing model on the issuance date, assuming that there will be no dividends, using the applicable exercisable periods, a risk-free interest rate range of (0.33% - 0.93%), and an expected stock volatility range of (65.3% - 82.1%). The investor may exercise the warrant on a cashless basis if the shares of common stock underlying the warrant are not then registered pursuant to an effective registration statement.  The outstanding warrants are subject certain anti-dilution protection clauses which provide exercise price adjustments in the event that any common stock or common stock equivalents are issued at an effective price per share that is less than the exercise price per share.  Accordingly, the stock warrants are classified as a warrant liability on the accompanying consolidated balance sheets as of March 31, 2013 and December 31, 2012.

As part of the modifications to the 2011 convertible debentures in June, July and September 2012, the exercise period of warrants to purchase an aggregate total of 1,300,368 shares of the Company’s common stock (see Note 3 for further details) were extended from three to five years from the date of issuance at an initial exercise price of $1.512, subject to adjustment.

As part of the private placements of convertible debentures in November 2011, the placement agents received warrants to purchase an aggregate total of 129,412 shares of the Company’s common stock (see Note 3 for further details).  The warrants are exercisable for a period of three years from the date of issuance at an initial exercise price of $1.26 and $1.52 for 58,824 and 70,588 shares, respectively, subject to adjustment.  The estimated fair value of these warrants was determined to be $10,755 using the Lattice stock option pricing model on the issuance date, assuming that there will be no dividends, using the applicable exercisable periods, a risk-free interest rate of 0.41%, and an expected volatility of 65.3%.  The placement agent may exercise the warrant on a cashless basis if the shares of common stock underlying the warrant are not then registered pursuant to an effective registration statement.  The outstanding warrants are subject certain anti-dilution protection clauses which provide exercise price adjustments in the event that any common stock or common stock equivalents are issued at an effective price per share that is less than the exercise price per share.  Accordingly, the stock warrants are classified as a warrant liability on the accompanying consolidated balance sheets as of March 31, 2013 and December 31, 2012.

As part of the private placement of convertible debentures in January 2012, the investor received warrants to purchase a total of 48,000 shares of the Company’s common stock (see Note 3 for further details).  The warrants are exercisable for a period of three years from the date of issuance at an initial exercise price of $1.512, subject to adjustment.  The estimated fair value of these warrants was determined to be $6,741 using the Lattice stock option pricing model on the issuance date, assuming that there will be no dividends, using the applicable exercisable periods, a risk-free rate of return of 0.40%, and an expected stock volatility of 62.2%. As part of the June 2012 amendment to the debenture agreement, the exercise period of the warrants were extended from three years to five years.  The investor may exercise the warrant on a cashless basis if the shares of common stock underlying the warrant are not then registered pursuant to an effective registration statement.  The outstanding warrants are subject certain anti-dilution protection clauses which provide exercise price adjustments in the event that any common stock or common stock equivalents are issued at an effective price per share that is less than the exercise price per share.  Accordingly, the stock warrants are classified as a warrant liability on the accompanying consolidated balance sheets as of March 31, 2013 and December 31, 2012.

As part of the private placement of convertible debentures in July 2012, the investor received warrants to purchase a total of 285,716 shares of the Company’s common stock (see Note 3 for further details).  The warrants are exercisable for a period of five years from the date of issuance at an initial exercise price of $1.512, subject to adjustment.  The estimated fair value of these warrants was determined to be $108,838 using the Lattice stock option pricing model on the issuance date, assuming that there will be no dividends, using the applicable exercisable periods, a risk-free rate of return of 0.62%, and an expected stock volatility of 100.7%. The investor may exercise the warrant on a cashless basis if the shares of common stock underlying the warrant are not then registered pursuant to an effective registration statement.  The outstanding warrants are subject certain anti-dilution protection clauses which provide exercise price adjustments in the event that any common stock or common stock equivalents are issued at an effective price per share that is less than the exercise price per share.  Accordingly, the stock warrants are classified as a warrant liability on the accompanying consolidated balance sheets as of March 31, 2013.

As part of the private placement of common stock in February 2013, the investors also received warrants to purchase an aggregate of 923,088 shares of the Company’s common stock.   Each warrant has a term of three years and may be exercised at an initial exercise price of $0.90 per warrant share; which exercise price is, in addition to the potential Make-Whole Adjustment, subject to certain weighted average and other anti-dilution adjustments as provided in the form of warrant.  The warrants may only be exercised for cash.  However, as provided in the Registration Rights Agreement, after a date which shall be 180 days following the Final Closing Date, there will be a cashless exercise option available to the warrant holders at any time during which a registration statement providing for the resale of the warrant shares is not effective, unless the warrant shares may then be freely tradable without limitation pursuant to an exemption from the registration requirements under the Securities Act. The estimated fair value of these warrants was determined to be $178,055 using the Lattice stock option pricing model on the issuance date, assuming that there will be no dividends, using the applicable exercisable periods, a risk-free rate of return range of 0.38% - 0.40% , and an expected stock volatility range  of 59.4% - 59.9%. The investor may exercise the warrant on a cashless basis if the shares of common stock underlying the warrant are not then registered pursuant to an effective registration statement.  The outstanding warrants are subject certain anti-dilution protection clauses which provide exercise price adjustments in the event that any common stock or common stock equivalents are issued at an effective price per share that is less than the exercise price per share.  Accordingly, the stock warrants are classified as a warrant liability on the accompanying consolidated balance sheets as of March 31, 2013.

As part of the private placement of common stock in February 2013, the placement agent received warrants to purchase an aggregate of 55,388 shares of the Company’s common stock.   Each warrant has a term of five years and may be exercised at initial exercise prices of $0.65 and $0.90 per warrant share; which exercise price is, in addition to the potential Make-Whole Adjustment, subject to certain weighted average and other anti-dilution adjustments as provided in the form of warrant.  The warrants may only be exercised for cash.  However, as provided in the Registration Rights Agreement, after a date which shall be 180 days following the Final Closing Date, there will be a cashless exercise option available to the warrant holders at any time during which a registration statement providing for the resale of the warrant shares is not effective, unless the warrant shares may then be freely tradable without limitation pursuant to an exemption from the registration requirements under the Securities Act. The estimated fair value of these warrants was determined to be $24,435 using the Lattice stock option pricing model on the issuance date, assuming that there will be no dividends, using the applicable exercisable periods, a risk-free rate of return of 0.80%, and an expected stock volatility range of 92.4% - 92.7%. The investor may exercise the warrant on a cashless basis if the shares of common stock underlying the warrant are not then registered pursuant to an effective registration statement.  The outstanding warrants are subject certain anti-dilution protection clauses which provide exercise price adjustments in the event that any common stock or common stock equivalents are issued at an effective price per share that is less than the exercise price per share.  Accordingly, the stock warrants are classified as a warrant liability on the accompanying consolidated balance sheets as of March 31, 2013.

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

Expected Term

The Company uses the related exercise period of the warrant or option as the expected term.

A summary of the warrants issued in connection with financing transactions is presented in the table below:

	Number of Shares	Weighted Average Exercise Price

Outstanding and Exercisable at December 31, 2012	3,561,116	$1.08

Granted	978,476	$0.89
Exercised	-	$-
Cancelled, forfeited or expired	-	$-
Anti-dilution adjustments:
Initial grant	(2,477,782)	$1.51
Initial grant re-pricing	2,477,782	$0.90
Additional warrants granted	1,669,048	$0.90
Outstanding and Exercisable at March 31, 2013	6,208,640	$0.76

The following table summarizes information about warrants outstanding and exercisable as of March 31, 2013:

	Outstanding			Exercisable

Range of Exercise Price	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)

$0.09	1,083,334	$0.09	6.25	1,083,334	$0.09	6.25

$0.65	27,694	$0.65	4.85	27,694	$0.65	4.85

$0.90	5,097,612	$0.90	3.01	5,097,612	$0.90	3.01

5.           STOCK BASED COMPENSATION

Restricted Shares of Common Stock

During the three months ended March 31, 2013, the Company issued 300,000 restricted share grants to consultants as compensation for services.  A summary of the activity of restricted shares of common stock for the three months ended March 31, 2013 is as follows:

	Directors		Shares for Services

	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value

Non-vested on December 31, 2012	-	$-	-	$-

Granted	-	-	300,000	0.90
Vested	-	-	(90,000)	0.90
Forfeited	-	-	-	-

Non-vested on March 31, 2013	-	$-	210,000	$0.90

The Company recognized $81,000 and $73,247 in stock compensation expense related to restricted share grants and is included in selling, general and administrative expenses in the consolidated statement of operations for the three months ended March 31, 2013, and 2012, respectively.  As of March 31, 2013, unrecognized compensation cost related to restricted share grants was $189,000 and the related weighted-average period over which it is to be amortized is approximately six (6) months.
.
Stock Warrants

Historically, the Company granted warrants to purchase common stock to employees and consultants as compensation for services.  The Company granted 600,000 warrants to purchase common stock to consultants during the three month period ended March 31, 2013. The Company amortizes the fair value of the stock warrants to expense ratably over the related service period.

The following table summarizes the warrants outstanding and the number of shares of common stock subject to exercise as of March 31, 2013 and the changes therein during the three months there ended:

	Shares	Services Weighted Average Exercise Price

Outstanding and Exercisable at December 31, 2012	250,000	$1.69

Warrants granted	600,000	0.65
Warrants exercised	-	-
Warrants expired/cancelled	-	-

Outstanding and Exercisable at March 31, 2013 (unaudited)	850,000	$0.96

The following table summarizes information about stock warrants outstanding and exercisable as of March 31, 2013:

	Outstanding			Exercisable

Range of Exercise Price	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)

$0.65	600,000	$0.65	2.98	192,000	$0.65	2.98
$1.52 - $1.80	250,000	$1.69	3.23	250,000	$1.69	3.23

Stock compensation expense related to stock warrants for the three months ended March 31, 2013 and 2012 was $84,716 and $15,264, respectively. As of March 31, 2013, unrecognized compensation cost related to stock warrant awards was $180,021 and the related weighted-average period over which it is to be amortized is approximately six (6) months.

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

In May 2012, the Company awarded 525,000 options to purchase common stock under the 2012 Incentive Compensation Plan.  The following table summarizes the stock options outstanding and the number of shares of common stock subject to exercise as of March 31, 2013 and the changes therein during the three months then ended:

	Options Outstanding		Options Exercisable
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Outstanding at December 31, 2012	1,840,556	$0.66	1,576,667	$0.69

Options granted	-	-	-	-
Options vested	-	-	87,963	0.68
Options exercised	-	-	-	-
Options expired/cancelled	-	-	-	-

Outstanding at March 31, 2013	1,840,556	$0.66	1,664,630	$0.66

The following table summarizes information about stock options outstanding and exercisable as of March 31, 2013:

	Outstanding			Exercisable

Exercise Price	Stock Options Outstanding	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term in Years	Stock Options Exercisable	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term in Years

$0.60	525,000	$0.60	9.11	525,000	$0.60	9.11
$0.68	1,305,556	$0.68	8.00	1,129,630	$0.68	8.00
$1.26	10,000	$1.26	6.95	10,000	$1.26	6.95

The Company recorded $38,064 and $0 in stock based compensation expense related to stock options for the three months ended March 31, 2013 and 2012. As of March 31, 2013, unrecognized compensation cost related to stock warrant awards was $77,397 and the related weighted-average period over which it is to be amortized is approximately six (6) months.

The Company has reserved at total of 2,690,556 shares of its common stock for incentive stock option and warrant awards outstanding to employees and consultants.  The Company does not expect to repurchase shares during the year 2013.

6.     RELATED PARTY TRANSACTIONS

Transactions with related parties and their affiliates are made in the ordinary course of business on substantially the same terms and conditions, including interest rates and collateral, as those prevailing at the same time for comparable transactions with other unaffiliated third parties, and do not, in the opinion of management, involve more than normal credit risk or present other unfavorable features.  For the three months ended March 31, 2013 and 2012, related parties include the following:

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

•
Mosaic Capital Advisors, LLC, directly appointed directors and owner of approximately 96% and 96% of the Company’s Series A Preferred as March 31, 2013 and December 31, 2012, respectively, and its affiliated entities Mosaic Financial Services (“MFS”), LLC, Mosaic Private Equity Fund, L.P., Mosaic Capital Management, Ltd. and its affiliated accredited investor (collectively, “Mosaic”).

•	Pinewood Trading Company, owner of approximately 11% of the Company’s Series B Preferred as March 31, 2013 and 2012, respectively, and its managing partner Jack E. Brooks.

Outstanding debt to related parties consisted of the following at March 31, 2013:

	DelVecchio	Mosaic	Pinewood	Total

Notes payable - revolving	$453,000	$-	$-	$453,000
Unsecured convertible debentures, net	-	499,336	42,833	542,169
Accrued interest	24,452	153,589	7,392	185,433

	$477,452	$652,925	$50,225	$1,180,602

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

8.   SUPPLEMENTAL CASH FLOW FINANCIAL INFORMATION

The supplemental disclosure requirements for the statements of cash flows are as follows:

	Three MonthsEnded
	March 31,
	2013	2012

Cash paid during the period for:

Interest	$99,323	$89,984

Non-cash investing and financing activities during the period:

Conversion of Series A preferred into common stock	$-	$150,000
Conversion of vendor payable into secured note payable	$3,534,793	$-
Cancellation of secured notes payable in refinancing	$293,734	$-
Common stock warrants issued with common stock	$178,055	$-
Common stock warrants issued for placement fees	$24,435	$-
Forward contract issued with common stock	$122,482	$-
Common stock warrants issued with convertible debentures	$-	$72,576

9.     LOSS PER COMMON SHARE

The following is a reconciliation of the numerators and denominators of the basic and diluted loss per common share computations for the three months then ended:

	March 31,
	2013	2012

Numerator for basic and diluted loss per common share:

Net loss to common stockholders	$(1,133,013)	$(897,027)

Denominator for basic and diluted loss per common share:

Weighted Average Number of Shares Outstanding	4,901,040	3,829,017

Basic and diluted loss per common share	$(0.23)	$(0.23)

Due to their anti-dilutive effect, the potential common shares have been excluded from the computation of diluted loss per share:

	March 31,
	2013	2012

Warrants	7,058,640	3,525,403
Stock options	1,840,556	1,315,556
Convertible notes	3,295,322	2,066,382
Series A Preferred	1,629,006	1,292,492
Series B Preferred	5,982,233	3,007,404
Series C Preferred	902,778	451,750

	20,708,535	11,658,987

10.     INCOME TAXES

Due to losses incurred for the three months ended March 31, 2013 and 2012, there is no current provision for income taxes.

The utilization of some or all of the Company’s net operating losses may be restricted in the future by a significant change in ownership as defined under the provisions of Section 382 of the Internal Revenue Code of 1986, as amended. In addition, utilization of the Company’s California net operating losses for the years prior to 2008 may only be carried forward ten (10) years under State law. The Company’s estimate of the potential outcome of any uncertain tax issue is subject to management’s assessment of relevant risks, facts, and circumstances existing at that time, pursuant to ASC 740. ASC 740 requires a more-likely-than-not threshold for financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. At January 1, 2007, (adoption date), and at March 31, 2013, there were no unrecognized tax benefits.

The federal statute of limitations remains open for tax years 2009 through 2012. State jurisdictions generally have statutes of limitations ranging from three to five years. The Company is no longer subject to state income tax examinations by tax authorities for years before 2008.

Any interest and penalties associated with tax positions taken by the Company would be recorded as a component of other expenses in the consolidated statement of operations.  For the three months ended March 31, 2013 and 2012, there were no amounts recorded for interest and penalties.

11.     SUBSEQUENT EVENTS:

The Company has performed a review of events subsequent to the financial condition date through May 15, 2013, the date the financial statements were available to be issued.

In April and May 2013, the Company completed sales in a private placement to accredited investors for 10.4 common stock units for a total of 400,005 shares of common stock at an aggregate purchase price of $260,000 (before deducting expenses and fees related to the private placement).  The Company paid cash fees of $14,800 to the placement agent and is also obligated to issue 22,773 warrants with an exercise price of $0.90 and 22,773 warrants with an exercise price of $0.65 to the placement agent per the agreement.  The net proceeds of the private placement were used to pay down our outstanding balance with our primary wholesaler.  As part of the private placement, the investors also received three year warrants to purchase an aggregate of 400,005 shares of the Company’s common stock at $0.90 per share.

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

These forward-looking statements are subject to risks, uncertainties and other factors, many of which are outside of our control, that could cause actual results to differ materially from the results discussed in the forward-looking statements., Some of the factors that we believe could affect our results include:

•	limitations on our ability to continue operations and implement our business plan;

•	our history of operating losses;

•	our inability to make timely payments under our loan facility and our arrangement with TPG;

•	our inability to make timely payments to convertible debenture and secured debt holders;

•	the timing of and our ability to obtain financing on acceptable terms;

•	dependence on key supplier;

•	dependence on third-party payors;

•	the effects of changing economic conditions;

•	the loss of members of the management team or other key personnel;

•	changes in governmental laws and regulations, or the interpretation or enforcement thereof and related compliance costs;

•	competition from larger, more established companies with greater economic resources than we have;

•	costs and other effects of legal and administrative proceedings, settlements, investigations and claims, which may not be covered by insurance;

•	control by our principal equity holders.

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

Business Overview

Since May 2003, we have been engaged in the business of establishing and operating pharmacies that specialize in dispensing highly regulated pain medication for chronic pain management.  Because our focus is on dispensing medication, we typically will not keep in inventory non-prescription drugs, or health and beauty related products, such as walking canes, bandages and shampoo. We primarily derive our revenue from the sale of prescription medications. The majority of our business is derived from repeat business from our customers. Our pharmacies maintain a variety of different drug classes, known as Schedule II, Schedule III, and Schedule IV drugs, which vary in degrees of addictiveness. Schedule II drugs are considered narcotics by the United States Drug Enforcement Administration (“DEA”), are the most addictive; hence, they are highly regulated by the DEA and are required to be segregated and secured in a separate cabinet. Schedule III and Schedule IV drugs are less addictive and less regulated. Because our business model focuses on servicing chronic pain patients, we carry in inventory a larger amount of Schedule II drugs than most other pharmacies. We were organized as a Nevada corporation on October 22, 1999, under the name Surforama.com, Inc. and previously operated under the name eRXSYS, Inc.  We changed our name to Assured Pharmacy, Inc. in October 2005.  Effective December 4, 2012, we merged the operations of our Santa Ana location into our Riverside location.

We currently have four operating pharmacies, each of which are wholly owned through subsidiaries. The opening date and locations of our pharmacies are as follows:

Location	Opening Date

Riverside, California	June 10, 2004
Kirkland, Washington	August 11, 2004
Gresham, Oregon	January 26, 2007
Leawood, Kansas	November 28, 2011

The table set forth below summarizes the number of prescriptions dispensed by our operating pharmacies during the periods indicated.

	Three months ended	Year ended
	March 31, 2013	March 31, 2012

Total Number of Prescriptions 1	25,700	29,952

Total Number of Patients Serviced 2	11,484	10,835

1	“Total Number of Prescriptions” equals the total number of prescriptions dispensed by our operating pharmacies and delivered to or picked up by the customer.

2	“Total Number of Patients Serviced” equals the total number of patients serviced measured on a monthly basis.

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

We have developed and refined what we believe is a unique pharmacy service model for chronic pain patients that is capable of being scaled into a national chain.  We currently have four operating pharmacies, each of which is wholly owned through a subsidiary, and our plan is to develop three (3) additional pharmacies per year up to a total of twelve operating pharmacies.  We intend to finance this plan through equity and debt financing arrangements, increased sales and lower operating expenses, but there can be no assurance that such additional financing will be available to us on acceptable terms, or at all.

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

Our business is highly leveraged and the successful implementation of the foregoing plan necessitates that we reach an agreement with our existing debt holders to extend the maturity date of debt securities which came due in 2012.  As of March 31, 2013, we had $540,310 in debt securities which were due in the year 2012, which included $500,000 in principal amount of unsecured convertible debentures.    We are attempting to extend the maturity date of all outstanding debt securities which were due in 2012, but can provide no assurance that the holders of such securities will agree to extend the maturity date on these securities on acceptable terms.  We are also discussing the possibility of these debt holders converting the securities into equity.  If our debt holders choose not to convert certain of these securities into equity, we will need to repay such debt, or reach an agreement with the debt holders to extend the terms thereof.  If we are forced to repay the debt, this need for funds would have a material adverse impact on our business operations, financial condition and prospects, would threaten our ability to operate as a going concern and may force us to seek bankruptcy protection.

We currently have approximately $1.0 million in gross receivables due from various workers’ compensation carriers in the State of California. These receivables are primarily related to worker’s compensation claims from insurance carriers for prescription medications dispensed to injured workers in the State of California.  The delay in payment typically arises due to monetary disputes between the claimant and the employer and/or the employer’s insurance carrier. The settlement period for such dispute cases can range from one year to ten years.  Management estimates the net realizable value of the other receivables to be approximately $195,000.  On April 1, 2010, we discontinued dispensing medication to California worker’s compensation customers whose claims could not be authorized and billed electronically.  This change was due to lower profit margins and cash flow constraints that are associated with the manual authorization and billing process.  We have engaged a collection firm that specializes in the collection of these type of receivables to aggressively collect these past due receivables.   We expect that any recovery of these outstanding receivables will improve our overall operating cash flow, but we can make no assurances in this regard.

Company Information

Our principal office is located at 2595 Dallas Parkway, Suite 206, Frisco, TX 75034 and our phone number is 972-668-7394.  We maintain a website at www.assuredrxservices.com. Information contained on our website is not a part of, and is not incorporated by reference into, this report.

Results of Operations

The following table sets forth for the periods indicated certain items from our Consolidated Statement of Operations as a percentage of current sales:

	Three Months Ended March 31,
	2013	2012

Sales	100.0%	100.0%
Cost of sales	76.8	79.7
Gross profit	23.2	20.3
Operating expenses
Salaries and related expenses	25.1	19.8
Selling, general and administrative	21.4	15.9
Total operating expenses	46.5	35.7
Loss from operations	-23.3	-15.4
Other expenses
Interest expense, net	10.0	10.3
Loss on change in fair value of forward contract	2.2	-
(Gain) or loss on change in fair value of warrant liability	3.8	-1.1
Total other expenses and income	15.9	9.2
Net loss	-39.2	-24.6

Three Months Ended March 31, 2013 Compared to Three Months Ended March 31, 2012

Sales

Our total sales reported for the three months ended March 31, 2013 was $2,893,295, a 20.7% decrease from $3,647,410 for the three months ended March 31, 2012. Our sales for the three months ended March 31, 2013 and 2012 was generated primarily from the sale of prescription drugs through our pharmacy operations and to a much lesser extent fees from management services provided.

Our total sales from pharmacy operations for the three months ended March 31, 2013 was $2,877,906, a 20.7 % decrease from $3,628,953 for the three months ended March 31, 2012. Sales per prescription dispensed for pharmacies that were open a least one year was approximately $112 per prescription for the three months ended March 31, 2013, an 7.5% decrease from approximately $121 per prescription for the three months ended March 31, 2012.  The decrease in sales per prescription dispensed is primarily attributable to a shift in prescription mix from higher priced brand medications to lower priced generic medications.

The number of prescriptions dispensed by our pharmacies was 25,700 for the three months ended March 31, 2013 compared to 29,952 for the three months ended March 31, 2012.  Management attributes the decrease in prescription volumes to inventory purchasing constraints due to working capital limitations.

Our total sales from management services for the three months ended March 31, 2013 was $15,389, a decrease from $18,457 in sales for the three months ended March 31, 2012.

Cost of Sales

The total cost of sales for the three months ended March 31, 2013 was $2,221,035, a 23.6% decrease from $2,908,421 for the three months ended March 31, 2012. The cost of sales consists primarily of the direct cost of prescription drugs. The decrease in cost of sales is primarily attributable to decreased sales in the reporting period.

Gross Profit

Our total gross profit decreased to $672,260 or approximately 23.2% of sales, for the three months ended March 31, 2013. This is a decrease from a gross profit of $738,989, or approximately 20.3% of sales for the three months ended March 31, 2012.  Our gross profit from pharmacy revenues decreased to $656,871 or approximately 22.8% of pharmacy revenues, for the three months ended March 31, 2013.  This is an increase from a gross profit of $720,532 or approximately 19.9% of pharmacy revenues, for the three months ended March 31, 2012.

The increase in the gross profit percentage for the three months ended March 31, 2013 when compared to the prior fiscal three months is primarily attributable to an increase in sales of generic drugs as a percentage of total prescription revenue which have lower costs and higher gross profit margins.  Additionally, our drug pricing improved from our restructuring purchasing account with our primary wholesaler in February 2013. The restructuring allows us to take advantage of additional discounts available.

Operating Expenses

Operating expenses for the three months ended March 31, 2013 was 1,346,049, a 3.5% increase from $1,301,099 for the three months ended March 31, 2012. Our operating expenses for the three months ended March 31, 2013 consisted of salaries and related expenses of $726,689 and selling, general and administrative expenses of $619,360.  Our operating expenses for the three months ended March 31, 2012 consisted of salaries and related expenses of $722,050 and selling, general and administrative expenses of $579,049.

Selling, general and administrative expenses increased $40,311 in the three months ended March 31, 2013 when compared to the previous fiscal three months.  The significant components of selling, general and administrative expenses are as follows:

	Three months ended March 31,
	2013	2012

Stock-based compensation expenses	203,780	88,511
Recoveries for other receivables doubtful accounts	(30,479)	-
Provision (Recoveries) for accounts receivable doubtful accounts	(2,721)	5,822
Selling expenses	20,637	24,801
Professional fees	104,119	67,874
Delivery expenses	92,245	79,696
Facility related expenses	84,854	73,916
Travel and related expenses	31,071	52,536
Vendor late fee expenses	6,392	50,267
Investor relations expense	-	10,089
Other general and administrative expenses	109,462	125,537
Total	$619,360	$579,049

The increase in selling, general and administrative expenses is primarily due to an increase in stock based compensation, delivery expenses and professional fees which was partially offset by a decrease in bad debt expense, investor relations expense, vendor late fees, travel, and other general and administrative expenses. The increase in stock-based compensation expense and professional fees are primarily related to securing additional financing and expenses associated with being a public company. The increase in delivery expenses are primarily due to an increase in the number of patients serviced by our operating pharmacies, our pharmacies provided services to a total of 11,484 patients in the three months ending March 31, 2013, a 6.0% increase when compared to the 10,835 patients serviced in the previous fiscal three months.  The decrease in vendor late fees is primarily due to the February 2013 account restructuring with our primary wholesaler.

Other Income and Expense

Total other expenses and income for the three months ended March 31, 2013 was $397,010, a $62,093 increase from $334,917 for the three months ended March 31, 2012.  The significant components of other income and expenses are as follows:

	Three months ended March 31,
	2013	2012

Interest expense, net	288,046	376,011
Loss on change in fair value of forward contracts	62,214	-
(Gain) or Loss on change in fair value of warrants	108,964	(41,094)
Total	$459,224	$334,917

The increase in other expenses was primarily attributable to an increase of $150,058 in the change in fair value of warrant liability and to a lesser extent an increase of $87,965 in interest expense and an increase of $62,214 in change in fair value of forward contracts in the three months ended March 31, 2013 when compared to the previous fiscal three months.

The decrease in interest expense is primarily due to a decrease in amortization of debt discount which was partially offset by an increase in interest expense at the stated rate due to an increase in the average debt outstanding for the three months ended March 31, 2013 as compared to the three months ended March 31, 2012.   The table below summarizes the components of interest expense for the three months ended March 31, 2013 and 2012:

	Three months ended March 31,
	2013	2012

Interest expense at stated rates (6.25% - 20.00%)	$190,888	$141,650
Amortization of deferred financing costs	9,767	41,855
Amortization of debt discount	87,391	192,506
Interest expense, net	$288,046	$376,011

The gain or loss on change in fair value of warrant liability represents the change in fair value calculated on warrants issued in connection with private placements from May 2011 through March 31, 2013 which grant the warrant holder certain anti-dilution protection which provide exercise price adjustments in the event that any common stock or common stock equivalents are issued at an effective price per share that is less than the exercise price per share.

The loss on change in fair value of forward contracts represents the change in fair value calculated on the Make Whole Provision issued in connection with private placements in February 2013 which grant the shareholder certain protection in the event that 2013 revenues due not  achieve agreed upon revenue milestones.

Net Loss

Our net loss for the three months ended March 31, 2013 was $1,133,013, compared to a net loss of $897,027 for the three months ended March 31, 2012. The increase in our net loss was primarily attributable to decreasing sales, an increase in other expenses and income, a decrease in gross profits and to a lessor extent an increase in operating expenses.

Basic and Diluted Income (Loss) per Share

Our net loss per common share for the three months ended March 31, 2013 was $0.23, compared to a net loss per common share of $0.23 for the three months ended March 31, 2012.  The decrease to our net loss per common share was primarily attributable to an increase in the weighted average number of common shares outstanding to 4,901,040 for the three months ended March 31, 2013, from 3,829,017 for the three months ended March 31, 2012 and a $235,986 increase in our net loss for the three months ended March 31, 2013 when compared to the three months ended March 31, 2012.

Financial Condition, Liquidity and Capital Resources

Liquidity and Capital Resources

As of March 31, 2013, we had a cash balance of $11,785, a decrease from a balance of $9,513 at December 31, 2012.  At March 31, 2013, we had a working capital deficit of $6,892,280, an increase of $580,159 from a working capital deficit of $6,312,121 as of December 31, 2012.  The increase in our working capital deficit was primarily due to an increase in current liabilities primarily attributable to an increase in an increase in the current portion of debt.

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

As of March 31, 2013, $540,310 of our debt obligations due in 2012 are past due and another $2,263,312 is coming due by December 31, 2013.  If our debt holders choose not to convert certain of these securities into equity or seek to enforce these obligations against us, we will need to repay such debt, or reach an agreement with the debt holders to extend the terms thereof.  If we are forced to repay the debt, this need for funds would have a material adverse impact on our business operations, financial condition and prospects, including our ability to operate as a going concern.  If we are forced to repay the debt, our current and forecasted levels of cash flows and available cash on hand will not be sufficient to fund our operations for the remainder of 2013. Accordingly, we will be required to obtain additional financing in order to repay the debt, cover operating losses and working capital needs.  We cannot provide any assurances of the availability of future financing or the terms on which it might be available. In the absence of such financing, we may be forced to scale back or cease operations, liquidate assets, seek additional capital on less favorable terms and/or pursue other remedial measures.   In the event that we are not successful in securing any additional financing or extending the maturity date of those debt securities which come due in 2013, we expect that our current resources will not enable us to continue operations for the remainder of fiscal 2013.

The table below lists our obligations under outstanding notes payable and unsecured convertible debentures, as of March 31, 2013:

	Related Party	Unrelated	Total

Secured Debt (1)	-	3,821,896	3,821,896
Revolving Credit facilities (2)	453,000	-	453,000
Other Notes and Debt (3)	-	242,872	242,872
Unsecured Convertible Debentures, net of unamortized discount (4)	542,169	2,134,998	2,677,168
	995,169	6,199,767	7,194,936
Less: current portion	(520,753)	(5,936,138)	(6,456,891)
	$474,416	$263,629	$738,045

(1)
In February 2013, we received a one year loan of $3,828,527 with an interest rate $6.25% per annum, with interest payable monthly. Monthly payment requirements are $27,000 per month for the first four consecutive months, followed by four consecutive monthly payments of $37,000, followed by four consecutive monthly payments of $42,000, with remaining principal and interest due February 1, 2013.

(2)
As of March 31, 2013, revolving credit facilities consisted of an outstanding balance of $453,000 on a line of credit we entered into with Brockington Securities, Inc., a company under the control of our Chief Executive Officer.

(3)
 As of March 31, 2013, other notes and debt consisted of the outstanding principal balance of $242,872 due to TPG in connection with our acquisition of their ownership interest in API. Due to our current financial condition, we did not make the monthly installment payments of $10,000 due September 15, 2012 through March 15, 2013 and may be unable to make the $213,091 payment due to TPG which includes principal and interest on or before July 15, 2013. If we remain unable to fulfill our obligations to TPG under the Purchase Agreement, we will attempt to restructure and extend the terms of payments due to TPG, but can provide no assurance we will be able to do so on acceptable terms or even at all.  In order to secure our obligations under the Purchase Agreement, TPG holds a security interest in the shares of API capital stock acquired by us under the Purchase Agreement. As a result of this transaction, API also became our wholly owned subsidiary. If we are unable to meet our outstanding obligations to TPG under the Purchase Agreement, TPG could declare the us in default and may seize the shares of API capital stock acquired by us under the Purchase Agreement, which would result in API no longer being a wholly owned subsidiary and have a material adverse effect on our business, operating results and financial condition. TPG has not issued a notice of default relating to our failure to make the monthly installment payments of $10,000 due September 15, 2012 through March 15, 2013 required under the Purchase Agreement.

(4)	Our unamortized debt discount of $288,616 at March 31, 2013.

Outstanding Trade Balance.  At March 31, 2013, we did not have an outstanding trade balance of with our primary wholesaler due to conversion of the vendor payable into a secured note in February 2013.

Capital Expenditures.  At March 31, 2013, we had no material commitments for capital expenditures.

Cash Flows.  As of March 31, 2013, we had $11,785 in cash and total current assets in the amount of $1,346,206 and had current liabilities in the amount of $8,238,486 resulting in a working capital deficit of $6,892,280.

The table below sets forth a summary of the significant sources and uses of cash for the three months ended March 31:

	2012	2011

Cash used in operating activities	$(589,644)	$(62,509)
Cash used in investing activities	(37,334)	(10,676)
Cash provided by financing activities	617,465	56,382

Decrease in cash	$(9,513)	$(16,803)

Operating activities used $589,644 in cash for the three months ended March 31, 2013. Our net loss of $1,133,013, less non-cash expenses of $492,198 was the primary reason for our negative operating cash flows.

The table below summarizes the components of our cash used in operating activities for the three months ended March 31, 2013:

Net loss from operations including non-controlling interest	$(1,133,013)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property and equipment	7,815
Amortization of debt issuance costs	9,767
Amortization of discount on debt	87,391
Stock based compensation	203,780
Provision for accounts receivable doubtful accounts	(2,721)
Provision for other receivable doubtful accounts	(30,479)
Issuance of common stock in lieu of debenture interest	45,467
Loss on change in fair value of forward contract	62,214
Loss on change in fair value of warrant liability	108,964
$492,198

Changes in operating assets and liabilities:	51,171

Net cash used in operating activities	$(589,644)

Cash used in investing activities was $37,334 in the three months ended March 31, 2013, compared to $10,676 in the three months ended March 31, 2012.  Investing activities in the three months ended March 31, 2013 and 2012 consisted entirely of purchases of property and equipment.

Cash provided by financing activities during the three months ended March 31, 2013 was $617,465. Over the last several years, our operations have been funded primarily through the sale of debt securities and advances from revolving credit facilities made available to us.  During the three months ended March 31, 2013 we received net proceeds from the issuances of common stock of $569,000, net proceeds of $60,000 from the issuance of Series A preferred stock and net proceeds of $6,000 from shareholder revolving note, which was partially offset by principal repayments of $17,535 on notes payable.

Off-Balance Sheet Arrangements

As of March 31, 2013, we do not have any off-balance sheet debt nor did we have any transactions, arrangements, obligations (including contingent obligations) or other relationships with any unconsolidated entities or other persons that may have material current or future effect on financial conditions, changes in the financial conditions, results of operations, liquidity, capital expenditures, capital resources, or significant components of revenue or expenses.

Going Concern

The consolidated financial statements have been prepared assuming we will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business. As of March 31, 2013, we had an accumulated deficit of approximately $44.1 million, recurring losses from operations and negative cash flow from operating activities for the nine months ended March 31, 2013 of approximately $589,644. We also had negative working capital of approximately $6.9 million and debt with maturities within the year 2013 in the amount of approximately $2.8 million as of March 31, 2013.

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

Supply and distribution agreement

We do not have any written supply agreements with any of our drug suppliers and all transactions are handled on a purchase order basis. We purchased approximately 86% of our inventory of prescription drugs from one wholesale drug supplier (H.D. Smith Wholesale Drug Co.) during the three months ended March 31, 2013. Management believes that the wholesale pharmaceutical and non-pharmaceutical distribution industry is highly competitive because of the consolidation of the pharmacy industry and the practice of certain large pharmacy chains to purchase directly from product manufacturers. Although management believes we could obtain the majority of our inventory through other distributors at competitive prices and upon competitive payment terms if our relationship with our primary wholesale drug supplier was terminated, the termination of our relationship would be likely to adversely affect our business, prospects, financial condition and results of operation.

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

As of March 31, 2013, the Company’s debt obligations have fixed interest rates.

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

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds.

 On February 5, 2013, we entered into a subscription agreement with Pinewood Trading Company pursuant to which we sold 769,240 shares of restricted common stock at $0.65 and warrants to purchase 769,240 common shares with an exercise price of $0.90 in a private placement.   The proceeds were used to reduce our outstanding amount due to our primary wholesaler.

Between  February 11, 2013 and April 19, 2013, we entered into subscription agreements with four investors pursuant to which we sold 400,005 shares of restricted common stock at $0.65 and warrants to purchase 400,005 common shares with an exercise price of $0.90 in a  private placements. The proceeds were used to reduce our outstanding amount due to our primary wholesaler.

All of the common stock offerings and sales above were deemed to be exempt under Rule 506 of Regulation D and/or Section 4(2) of the Securities Act of 1933. No advertising or general solicitation was employed in offering the securities. The offerings and sales were made to a limited number of persons, all of whom were accredited investors, our business associates or existing security holders, and transfers of the securities were restricted by us in accordance with the requirements of the Securities Act. In addition to representations by the above-referenced persons, we have made independent determinations that all of the above-referenced persons were accredited or sophisticated investors, were capable of analyzing the merits and risks of their investment, and understood the speculative nature of their investment. Furthermore, all of the above-referenced persons were provided with business and financial information concerning our company.

Item 3.    Defaults upon Senior Securities.

Due to our current financial condition, we did not make interest and principal payments due under various notes and debentures.

We did not make the monthly installment payment of $10,000 due September 15, 2012 through March 15, 2013 and may be unable to make the $213,091 payment due to TPG which includes principal and interest on or before July 15, 2013. If we remain unable to fulfill our obligations to TPG under the Purchase Agreement, we will attempt to restructure and extend the terms of payments due to TPG, but can provide no assurance we will be able to do so on acceptable terms or even at all.   In order to secure our obligations under the Purchase Agreement, TPG holds a security interest in the shares of API capital stock acquired by us under the Purchase Agreement. As a result of this transaction, API also became our wholly owned subsidiary. If we are unable to meet our outstanding obligations due to TPG under the Purchase Agreement, TPG could declare the us in default and may seize the shares of API capital stock acquired by us under the Purchase Agreement, which would result in API no longer being a wholly owned subsidiary and have a material adverse effect on our business, operating results and financial condition.  TPG has not issued a notice of default relating to our failure to make the monthly installment payment of $10,000 due September 15, 2012 through March 15, 2013 as required under the Purchase Agreement.

We did not make principal payments of $125,000 due on June 1, 2012 and September 1, 2012 and the remaining principal balance of $250,000 due on December 1, 2012 on an aggregate of $500,000 convertible debentures to three holders.  In addition, an aggregate of $61,934 in interest due on the debentures is past due as of March 31, 2013. We will attempt to restructure and extend the terms of payments due on the debenture, but can provide no assurance we will be able to do so on acceptable terms or even at all. One of the convertible debenture holders with an aggregate principal of $200,000 has issued a notice of default relating to our failure to pay the principal or interest due per the debenture agreement.

As of March 31, 2013, an aggregate total of $135,815 in interest due on an aggregate of $1,965,784 in convertible debentures held by nine holders is past due.  We will attempt to restructure and extend the terms of payments due on the debenture, but can provide no assurance we will be able to do so on acceptable terms or even at all. One of the nine convertible debenture holders of an aggregate of $1,000,000 in convertible debentures has  issued a notice of default relating to our failure to pay the  interest due per the debenture agreement.

Item 4.   Mine Safety Disclosures.

Not Applicable.

Item 5.   Other Information.

Not Applicable.

Item 6.   Exhibits.

(a)           Exhibits.

31.1	Certificate of Robert DelVecchio pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as amended.

31.2	Certificate of Brett Cormier pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as amended.

32.1	Certificate of Robert DelVecchio pursuant to Rule 13a-14(b) under the Securities and Exchange Act of 1934, as amended.

32.2	Certificate of Brett Cormier pursuant to Rule 13a-14(b) under the Securities and Exchange Act of 1934, as amended.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  May 15, 2013

Assured Pharmacy, Inc., a Nevada corporation

/s/ Robert DelVecchio
Name:	Robert DelVecchio
Title:	President and Chief Executive Officer (Principal Executive Officer) and Director

/s/ Brett Cormier
Name:	Brett Cormier
Title:	Chief Financial Officer (Principal Financial Officer) and Principal Accounting Officer

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certificate of Robert DelVecchio pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as amended.

31.2	Certificate of Brett Cormier pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as amended.

32.1	Certificate of Robert DelVecchio pursuant to Rule 13a-14(b) under the Securities and Exchange Act of 1934, as amended.

32.2	Certificate of Brett Cormier pursuant to Rule 13a-14(b) under the Securities and Exchange Act of 1934, as amended.