Form 10-Q/A
period 2013-03-31
ASSURED PHARMACY, INC.
filed 2013-05-17
CIK 1100592

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013.
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ____________.

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

Explanatory Note

The purpose of this Amendment No. 1 to Assured Pharmacy, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 (the “Form 10-Q”), as filed with the Securities and Exchange Commission on May 15, 2013, is to furnish Exhibits 101 to the Form 10-Q in accordance with Rule 201(c) and Rule 405 of Regulation S-T.  Exhibits 101 provide the financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).  This Amendment No. 1 to the Form 10-Q also updates the Exhibit Index to reflect the furnishing of Exhibits 101.

No other changes have been made to the Form 10-Q.  This Amendment No. 1 to the Form 10-Q continues to speak as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way the disclosures made in the original Form 10-Q.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  May 17, 2013

Assured Pharmacy, Inc., a Nevada corporation

/s/ Robert DelVecchio
Name:	Robert DelVecchio
Title:	President and Chief Executive Officer (Principal Executive Officer) and Director

/s/ Brett Cormier
Name:	Brett Cormier
Title:	Chief Financial Officer (Principal Financial Officer) and Principal Accounting Officer

EXHIBIT INDEX

Exhibit No.	Description

31.1 *	Certificate of Robert DelVecchio pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as amended.

31.2 *	Certificate of Brett Cormier pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as amended.

32.1 *	Certificate of Robert DelVecchio pursuant to Rule 13a-14(b) under the Securities and Exchange Act of 1934, as amended.

32.2 *	Certificate of Brett Cormier pursuant to Rule 13a-14(b) under the Securities and Exchange Act of 1934, as amended.

101.INS †	XBRL Instance Document
101.SCH †	XBRL Taxonomy Extension Schema Document
101.CAL †	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF †	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB †	XBRL Extension Labels Linkbase Document
101.PRE †	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed as an exhibit to the original Form 10-Q for the quarter ended March 31, 2013, filed May 15, 2013.
†
In accordance with SEC rules, this interactive data file is deemed “furnished” and not “filed” for purposes of Sections 11 or 12 of the Securities Act of 1933 and Section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under those sections or acts.