Form 10-Q
period 2013-06-30
ASSURED PHARMACY, INC.
filed 2013-08-14
CIK 1100592

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013.
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to __________.

Commission File Number:  001-35735

Assured Pharmacy, Inc.
(Exact name of registrant as specified in its charter)

Nevada	98-0233878
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5600 Tennyson Parkway, Suite 390, Plano, Texas 75034
(Address of principal executive offices) (Zip Code)

(972) 473-4033
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
Non-accelerated filer   ☐ (Do not check if a smaller reporting company)                                Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at August 7, 2013
Common Stock, $0.001 par value	6,312,828

Form 10-Q
Assured Pharmacy, Inc.
June 30, 2013
(Unaudited)

Part I – Financial Information

Item 1 - Financial Statements.

Assured Pharmacy, Inc.
CONDENSED Consolidated Balance Sheets
June 30, 2013 and DECEMBER 31, 2012

	June 30,	December 31,
	2013	2012
	(Unaudited)

ASSETS

Current Assets
Cash	$9,321	$21,298
Accounts receivable, net	408,278	676,946
Inventories	272,317	410,205
Prepaid and other current assets	153,482	147,134
Total current assets	843,398	1,255,583

Other receivables, net	183,794	206,736
Property and equipment, net	93,442	61,413
Goodwill	-	697,766

TOTAL ASSETS	$1,120,634	$2,221,498

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable and accrued expenses	2,324,389	4,849,680
Unsecured convertible debentures, net of discount	2,221,188	1,661,408
Unsecured convertible debentures, related party, net of discount	544,333	509,106
Notes payable	491,960	547,510
Notes payable to related parties	488,000	-
Total current liabilities	6,069,870	7,567,704

Notes payable, net of current portion	3,547,022	-
Notes payable to related parties, net of current portion	-	447,000
Unsecured convertible debentures, net of current portion and discount	-	419,262
Warrant liability	412,174	274,605
TOTAL LIABILITIES	10,029,066	8,708,571

Commitments and Contingencies (see Note 7)

Assured Pharmacy, Inc.'s Stockholders' Deficit
Preferred stock; par value $0.001 per share; 5,000,000 shares authorized, 2,830 shares designated to Series A convertible, 7,745 shares designated to Series B convertible, 813 shares designated to Series C convertible

Series A convertible preferred stock; par value $0.001 per share; 2,830
shares authorized, 1,466 and 1,406 issued and outstanding, respectively	1	1

Series C convertible preferred stock; par value $0.001 per share; 813
shares authorized, 813 and 813 issued and and outstanding, respectively	1	1

Series B convertible preferred stock; par value $0.001 per share; 7,745
shares authorized, 5,199 and 5,384 issued and outstanding, respectively	5	5

Common stock; par value $0.001 per share; 35,000,000 shares authorized,
6,312,828 and 4,476,846 issued and outstanding, respectively	6,313	4,477

Additional paid-in capital, net	37,129,655	36,572,314

Accumulated deficit	(46,044,407)	(43,063,871)

Stockholders' deficit	(8,908,432)	(6,487,073)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,120,634	$2,221,498

See accompanying notes to these consolidated financial statements.

Assured Pharmacy, Inc.
CONDENSED Consolidated Statements of Operations
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2013 AND 2012
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Sales	$2,287,936	$3,664,082	$5,181,231	$7,311,492

Cost of sales	1,764,107	2,911,011	3,985,142	5,819,432

Gross profit	523,829	753,071	1,196,089	1,492,060

Operating expenses
Salaries and related expenses	719,183	760,259	1,445,872	1,482,309
Selling, general and administrative	862,110	919,694	1,481,470	1,499,103
Impairment of goodwill	697,766	-	697,766
Total operating expenses	2,279,059	1,679,953	3,625,108	2,981,412

Loss from continuing operations	(1,755,230)	(926,882)	(2,429,019)	(1,489,352)

Other expenses
Interest expense, net	304,169	363,168	592,215	739,179
(Gain) or loss on change in fair value of warrant liability	(247,295)	(60,986)	(138,331)	(102,080)
Loss on change in fair value of forward contract liability	35,418	-	97,632	-
Total other expenses and income	92,292	302,182	551,516	637,099

Net loss	$(1,847,522)	$(1,229,064)	$(2,980,535)	$(2,126,451)

See accompanying notes to these consolidated financial statements.

Assured Pharmacy, Inc.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2013 and 2012
(Unaudited)

	SIX MONTHS ENDED JUNE 30,
	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,980,535)	$(2,126,451)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property and equipment	15,620	15,974
Amortization of debt issuance costs	19,534	83,560
Amortization of discount on debt	175,745	381,613
Stock based compensation	426,778	546,920
Issuance of comm on stock in lieu of debenture interest	45,467	-
Provision for accounts receivable doubtful accounts	4,404	7,034
Provision for other receivables doubtful accounts	(40,097)	(54,746)
Impairment of goodwill	697,766	-
Loss on change in fair value of forward contract	97,632	-
Gain on change in fair value of warrant liability	(138,331)	(102,080)

Changes in operating assets and liabilities:
Accounts receivable	264,263	(29,012)
Inventories	137,888	172,976
Prepaid expenses and other current assets	(25,882)	(10,941)
Other receivables	63,039	95,779
Accounts payable and accrued liabilities	400,511	857,520

Net cash used in operating activities	(836,198)	(161,854)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(47,649)	(14,451)
Net cash used in investing activities	(47,649)	(14,451)

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from issuance of common stock	860,000	-
Proceeds from issuance of Series A preferred stock	60,000	-
Payment of issuance costs for common stock	(45,810)	-
Repayment of notes payable	(43,320)	(32,151)
Proceeds from issuance of convertible debentures	-	50,400
Proceeds from advances on shareholder revolving note	270,500	181,500
Repayment of advances on shareholder revolving note	(229,500)	(39,820)
Net cash provided by financing activities	871,870	159,929

Net increase (decrease) in cash	(11,977)	(16,376)

Cash at beginning of period	21,298	23,316

Cash at end of period	$9,321	$6,940

See accompanying notes to these consolidated financial statements.

Assured Pharmacy, Inc.
Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.           BASIS OF PRESENTATION AND PLAN OF OPERATIONS

The unaudited condensed interim consolidated financial statements as of and for the six months ended  June 30, 2013 and 2012 have been prepared by Assured Pharmacy, Inc. (the “Company”) in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial reporting.  These consolidated statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary for a fair statement for the periods presented.  The year-end consolidated data was derived from audited financial statements but does not include all disclosures required by GAAP.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. The results of operations for the six months ended June 30, 2013 are not necessarily indicative of the results to be expected for the full fiscal year.

These unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company and notes thereto included in the audited annual financial statements for the year ended December 31, 2012 filed as part of the Company’s Annual Report on Form 10-K on April 1, 2013.

Going Concern Considerations

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business.  As of June 30, 2013, the Company had an accumulated deficit of approximately $46.0 million and recurring losses from operations. The Company also had negative working capital of approximately $5.2 million and debt with maturities in the year ended December 31, 2013 in the amount of approximately $2.8 million as of June 30, 2013.

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

For the six months ended June 30, 2013 and 2012, the Company recognized $426,778 and $546,920 respectively, in compensation expense which is included in selling, general and administrative expenses in the accompanying consolidated statements of operations.

Fair Values of Financial Instruments

Management believes that the carrying amounts of the Company's financial instruments, consisting primarily of cash, accounts receivable, accounts payable and accrued expenses approximated their fair values at June 30, 2013 and December 31, 2012, due to their short-term nature.

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

The fair value of the warrant liability of $412,174 as on June 30, 2013 and $274,605 as of December 31, 2012, respectively, was measured using Level 3 measurements.

Management also believes that the June 30, 2013 and December 31, 2012 interest rates associated with the notes payable approximates the market interest rates for these types of debt instruments and as such, the carrying amount of the notes payable approximates their fair value.

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

In August 2013, as part of our strategic re-evaluation, the Company closed the pharmacy operations of our Riverside pharmacy.  Accordingly, as a result of this triggering event, operations of our Riverside pharmacy, the Company’s goodwill of $697,766 associated with the API pharmacies acquisition in 2006 was determined to be impaired.  As a result, the Company recorded goodwill impairment expense of $697,766 in the three and six month periods ended June 30, 2013 and 2012 consolidated statement of operations (see Note 11 Subsequent Events for further details).

Common Stock Warrant Liability

The Company accounts for its common stock warrants under ASC 480, “Distinguishing Liabilities from Equity,” which requires any financial instrument, other than an outstanding share, that, at inception, embodies an obligation to repurchase the issuer’s equity shares, or is indexed to such and obligation, and it requires or may require the issuer to settle the obligation by transferring assets, would qualify for classification as a liability. The guidance required the Company’s outstanding warrants from convertible debenture private placements in the six months ended June 30, 2013 and in the years ended December 31, 2012 to be classified as liabilities and to be fair valued at each reporting period, with the changes in fair value recognized as a change in fair value of warranty liability in the Company’s consolidated statements of operations.  Specifically, the warrants issued in connection with convertible debenture private placements in during the fiscal year 2012 and 2011 and  warrants issued in connection with common stock private placements during the six months ended June 30, 2013, grant the warrant holder certain anti-dilution protection which provide exercise price adjustments in the event that any common stock or common stock equivalents are issued at an effective price per share that is less than the exercise price per share.  Upon exercise or expiration of the warrant, the fair value of the warrant at that time will be reclassified to equity from a liability.  The following table is a summary of the warrant liability activity measured at fair value using Level 3 inputs:

Warrant Liability

Balance at December 31, 2012	$274,605

Granted	275,900
Cancelled, forfeited or expired
Change in fair value of common stock warrants	(138,331)

Balance at June 30, 2013 (unaudited)	$412,174

Forward contracts

As part of the 2013 private placement of common stock, the Company also agreed that the 38,462 shares of common stock included in the units is subject to increase and the $0.65 per share value is subject to decrease, in each case based on the level of the Company’s consolidated net revenues that are derived during our 2013 fiscal year (the “Make-Whole Adjustments”) (see Note 4 Common Stock for further details).  The Company separately valued the forward contracts using Level 3 inputs.  The fair value of the forward contracts of $330,763 was recorded as a liability and is included in accounts payable and accrued expenses on the Consolidated Balance Sheet as of June 30, 2013.   The following table is a summary of the warrant liability activity measured at fair value using Level 3 inputs:

Forward Contract Liability

Balance at December 31, 2012	$-

Granted	233,131
Cancelled, forfeited or expired
Change in fair value of forward contracts	97,632

Balance at June 30, 2013 (unaudited)	$330,763

3.           NOTES PAYABLE AND UNSECURED CONVERTIBLE DEBENTURES

The table below summarizes the Company’s notes payable and unsecured convertible debentures as of June 30, 2013.

	Related Party	Unrelated	Total

Secured debt	$-	$3,796,110	$3,796,110
Revolving credit facilities	488,000	-	488,000
Other notes and debt	-	242,872	242,872
Total notes payable	$488,000	$4,038,982	$4,526,982

Unsecured convertible
debentures, net of discount	$544,333	$2,221,188	$2,765,521

Total debt, net	$1,032,333	$6,260,171	$7,292,503

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

Due to our current financial condition, we did not make the periodic redemption payments of $125,000 due on June 1, 2012 and September 1, 2012 and the final payment due of $250,000 on or before December 1, 2012 to three convertible debenture holders that did not extend.  Upon default, amounts owed become immediately payable to the debenture holder upon issuance of a notice of default.  All of the debenture holders have issued a notice of default relating to our failure to make the periodic redemption payments on June 1, 2012 or September 1, 2012 and the final payment of $250,000 due on December 1, 2012 under the debenture agreement.  Amounts are listed as current at June 30, 2013 and December 31, 2012.

The table below summarizes the debenture obligations related to the 2011 private placements as of June 30, 2013:

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

As part of the private placement, the investor received a warrant to purchase 48,000 shares of the Company’s common stock.  The warrant is exercisable for a period of three years from the date of issuance at an initial exercise price of $1.512, subject to adjustment.  The investor may exercise the warrant on a cashless basis if the shares of common stock underlying the warrant are not then registered pursuant to an effective registration statement.  The outstanding warrants are subject certain anti-dilution protection clauses which provide exercise price adjustments in the event that any common stock or common stock equivalents are issued at an effective price per share that is less than the exercise price per share.  Accordingly, the stock warrants are classified as a warrant liability on the accompanying consolidated balance sheet as of June 30, 2013 and December 31, 2012.  As part of the June 2012 amendment, the Company extended the exercise term of the warrants to five years.

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

As part of the private placement, the investor received a warrant to purchase 285,716 shares of the Company’s common stock.  The warrant is exercisable for a period of five years from the date of issuance at an initial exercise price of $1.512, subject to adjustment.  The investor may exercise the warrant on a cashless basis if the shares of common stock underlying the warrant are not then registered pursuant to an effective registration statement.  The outstanding warrants are subject certain anti-dilution protection clauses which provide exercise price adjustments in the event that any common stock or common stock equivalents are issued at an effective price per share that is less than the exercise price per share. Accordingly, the stock warrants are classified as a warrant liability on the accompanying consolidated balance sheet as of June 30, 2013 and December 31, 2012.

The gross discount on the debenture issuance was $108,838, which will be amortized on a straight line basis over the seventeen (17) month term of the loan.  The effective interest rate on the debenture was calculated as 52.8%. There are no financial covenants that the Company is required to maintain.

 The table below summarizes unsecured convertible debentures and related debt discounts as of June 30, 2013:

	Related Party	Unrelated	Total

Current	$550,400	$2,415,384	$2,965,784
Non-current	-	-	-

Total	$550,400	$2,415,384	$2,965,784

Less unamortized debt discount	(6,067)	(194,196)	(200,263)

	$544,333	$2,221,188	$2,765,521

The carrying value of the unsecured debentures is presented, net of total unamortized discount of $200,263 as of June 30, 2013.   Amortization of the debt discount was recorded as interest expense which is calculated on a straight line basis over the life of loan, which approximates the effective interest method.

Interest expense related to the unsecured convertible debentures for the six months ended June 30, 2013 and 2012 was $438,213 and $662,825, respectively.

As of January 25, 2013, all of the convertible debenture holders consented to the acceptance of a partial ratchet anti- dilution adjustment of $0.90 per common share.   In February 2013, the Company achieved the minimum offering required in the private placement resulting in increase of an aggregate of 990,844 common shares upon conversion of all convertible notes.

Secured Debt

In September 2010, the Company entered into a secured loan agreement with our primary wholesaler. Under the terms of this agreement, the Company received a two (2) year loan of $400,000 with an adjustable interest rate of prime plus 3.00% per annum, with interest payable monthly. Monthly payment requirements are $5,000 per month for eight consecutive months, followed by eight consecutive monthly principal reductions of $10,000, followed by seven consecutive monthly principal reductions of $15,000, with remaining principal and interest due September 1, 2012. The proceeds from the note were simultaneously exchanged for $400,000 in outstanding vendor invoices. The note is secured by all of the assets of the Company and its subsidiaries through UCC-1 filings.  This loan was subsequently refinanced in February 2013.

 In February 2013, the Company entered into a secured loan agreement with our primary wholesaler. Under the terms of this agreement, the Company received a one (1) year loan of $3,828,527 with an interest rate of 6.25% per annum, with interest payable monthly. Monthly payment requirements are $27,000 per month for four consecutive months, followed by four consecutive monthly payments of $37,000, followed by three consecutive monthly payments of $42,000, with remaining principal and interest due February 1, 2014. The proceeds from the note were simultaneously exchanged for $3,534,793 in outstanding vendor invoices and $293,734 in a secured note payable with the same primary wholesaler. The note is secured by all of the assets of the Company and its subsidiaries through UCC-1 filings.  The secured loan was subsequently extended with monthly payment requirements if $42,000, with remaining principal and interest due February 1, 2016.

As of June 30, 2013, the outstanding principal balance on the note was $3,796,110.

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

As of June 30, 2013, the outstanding balance on the revolver was $488,000 with remaining availability of $12,000.

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

 As of June 30, 2013, the outstanding principal balance on the loan was $242,872. Due to our current financial condition, we did not make the monthly installment payments of $10,000 due on September 15, 2012 through March June 15, 2013 and were unable to make the $213,091 payment due to TPG which includes principal and interest on or before July 15, 2013.  TPG has not issued a notice of default relating to our failure to make the monthly installment payments of $10,000 due required under the Purchase Agreement.

Other Agreements and Obligations

Primary Drug Wholesaler Security Interest

As part of our vendor terms and conditions with our primary drug wholesaler, our outstanding trade account balance is secured by all of the assets of the Company and it’s subsidiaries through UCC-1 Lien filings.  The Company’s outstanding trade accounts payable balance with our wholesaler as of June 30, 2013 and December 31, 2012 was approximately $0 and $3.5 million, respectively.

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

In February and March 2013, the Company issued a total of 60 shares of Series A Preferred at $1,000 per share for a total of $60,000 to Mosaic under the existing 2009 Securities Purchase agreement. The Company has issued a total of 559 shares of Series A Preferred for $558,500 under the 2009 Securities Purchase agreement. The net proceeds of the sales were used for general working capital purposes.  Each share of Series A Preferred was initially convertible into 695 shares of common stock, but was subsequently adjusted in February 2013 to 900 shares of common stock.   As of June 30, 2013, no shares of Series A Preferred have been converted into common stock.

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

The table below summarizes the Company’s outstanding convertible preferred stock as June 30, 2013 and December 31, 2012:

	June 30, 2013			December 31, 2012

Convertible Preferred Stock	Number of Preferred Shares	Number of Common Shares if Converted	Weighted Average Conversion Price	Number of Preferred Shares	Number of Common Shares if Converted	Weighted Average Conversion Price

Series A Preferred	1,466	1,629,006	$0.90	1,406	1,292,492	$1.09
Series B Preferred	5,199	5,776,667	$0.90	5,384	2,993,504	$1.80
Series C Preferred	813	902,778	$0.90	813	451,750	$1.80
Total	7,478	8,308,451	$0.90	7,603	4,737,746	$1.60

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

In January 2013, we initiated a securities offering through a private placement for a minimum of 10 units of securities for a minimum of $250,000 and a maximum of 80 units for a maximum of $2,000,000 (subject to increase as much as 100 units for $2,500,000 to cover  over-allotments, if any).  Each unit consists of (a) 38,462 shares of common stock, valued at $0.65 for $25,000 and (b) 38,462 warrants with an initial exercise price of $0.90 per share.    If the maximum offering of 80 units is sold, Assured would have issued an aggregate of 3,076,960 shares of common stock and 3,076,960 warrants in such units.  The Company shall have paid the placement agent cash commissions equal to 10% of the gross proceeds received by the Company in this offering and three year warrants to purchase that number of shares of common stock equal to 10% of the aggregate number of shares of common stock and warrant shares included in the units sold in the offering (615,392 shares if all 80 units are sold and 769,240 shares if the over-allotment is exercised in full).   The outstanding common stock related to the private placement is subject certain anti-dilution protection clauses which provide exercise price adjustments in the event that any common stock or common stock equivalents are issued at an effective price per share that is less than the exercise price per share.  The Company also agreed that the 38,462 shares of common stock and the 38,462 warrants included in the units are subject to increase, and the $0.65 per share value and the $0.90 warrant exercise prices are subject to decrease, in each case based on the level of the Company’s consolidated net revenues that are derived during our 2013 fiscal year (the “Make-Whole Adjustments”).  Such Make-Whole Adjustments are as follows:

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

From February 2013 to the closing of the private placement in May 2013, the Company completed sales in a private placement to accredited investors for thirty-four and four tenths (34.4) common stock units for a total of 1,323,093 shares of common stock at an aggregate purchase price of $860,000 (before deducting expenses and fees related to the private placement).  The Company paid cash fees of $32,800 to the placement agent and issued 50,462 warrants with an exercise price of $0.90 and 50,462 warrants with an exercise price of $0.65 to the placement agent per the agreement.  In addition, the Company paid $13,010 in legal and the closing costs on this transaction.  The net proceeds of the private placement were used to pay down our outstanding balance with our primary wholesaler and general working capital purposes.  As part of the private placement, the investors also received warrants to purchase an aggregate of 1,323,093 shares of the Company’s common stock at an exercise price of  $0.90 per share.

Stock Warrants

In connection with the issuance of shares of Series A Preferred to Mosaic in 2009, the Company also issued warrants to purchase shares of common stock. The holder has the right to purchase up to 1,083,334 shares of our common stock at an exercise price equal to $0.09 per share, subject to certain adjustments for stock splits and other similar pro rata events.  The warrants may be exercised on a cashless basis at any time until June 30, 2019.  As of June 30, 2013, no warrants have been exercised.

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

As part of the private placements of convertible debentures and conversion of the 2010 secured debt  in 2011, the investors received warrants to purchase an aggregate total of 2,014,655 shares of the Company’s common stock (see Note 3 for further details).  The warrants are exercisable for a period of three years from the date of issuance at an initial exercise price of $1.512, subject to adjustment.  The estimated fair value of these warrants was determined to be $639,189 using the Lattice stock option pricing model on the issuance date, assuming that there will be no dividends, using the applicable exercisable periods, a risk-free interest rate range of (0.33% - 0.93%), and an expected stock volatility range of (65.3% - 82.1%). The investor may exercise the warrant on a cashless basis if the shares of common stock underlying the warrant are not then registered pursuant to an effective registration statement.  The outstanding warrants are subject certain anti-dilution protection clauses which provide exercise price adjustments in the event that any common stock or common stock equivalents are issued at an effective price per share that is less than the exercise price per share.  Accordingly, the stock warrants are classified as a warrant liability on the accompanying consolidated balance sheets as of June 30, 2013 and December 31, 2012.

As part of the modifications to the 2011 convertible debentures in June, July and September 2012, the exercise period of warrants to purchase an aggregate total of 1,300,368 shares of the Company’s common stock (see Note 3 for further details) were extended from three to five years from the date of issuance at an initial exercise price of $1.512, subject to adjustment.

As part of the private placements of convertible debentures in November 2011, the placement agents received warrants to purchase an aggregate total of 129,412 shares of the Company’s common stock (see Note 3 for further details).  The warrants are exercisable for a period of three years from the date of issuance at an initial exercise price of $1.26 and $1.52 for 58,824 and 70,588 shares, respectively, subject to adjustment.  The estimated fair value of these warrants was determined to be $10,755 using the Lattice stock option pricing model on the issuance date, assuming that there will be no dividends, using the applicable exercisable periods, a risk-free interest rate of 0.41%, and an expected volatility of 65.3%.  The placement agent may exercise the warrant on a cashless basis if the shares of common stock underlying the warrant are not then registered pursuant to an effective registration statement.  The outstanding warrants are subject certain anti-dilution protection clauses which provide exercise price adjustments in the event that any common stock or common stock equivalents are issued at an effective price per share that is less than the exercise price per share.  Accordingly, the stock warrants are classified as a warrant liability on the accompanying consolidated balance sheets as of June 30, 2013 and December 31, 2012.

As part of the private placement of convertible debentures in January 2012, the investor received warrants to purchase a total of 48,000 shares of the Company’s common stock (see Note 3 for further details).  The warrants are exercisable for a period of three years from the date of issuance at an initial exercise price of $1.512, subject to adjustment.  The estimated fair value of these warrants was determined to be $6,741 using the Lattice stock option pricing model on the issuance date, assuming that there will be no dividends, using the applicable exercisable periods, a risk-free rate of return of 0.40%, and an expected stock volatility of 62.2%. As part of the June 2012 amendment to the debenture agreement, the exercise period of the warrants were extended from three years to five years.  The investor may exercise the warrant on a cashless basis if the shares of common stock underlying the warrant are not then registered pursuant to an effective registration statement.  The outstanding warrants are subject certain anti-dilution protection clauses which provide exercise price adjustments in the event that any common stock or common stock equivalents are issued at an effective price per share that is less than the exercise price per share.  Accordingly, the stock warrants are classified as a warrant liability on the accompanying consolidated balance sheets as of June 30, 2013 and December 31, 2012.

As part of the private placement of convertible debentures in July 2012, the investor received warrants to purchase a total of 285,716 shares of the Company’s common stock (see Note 3 for further details).  The warrants are exercisable for a period of five years from the date of issuance at an initial exercise price of $1.512, subject to adjustment.  The estimated fair value of these warrants was determined to be $108,838 using the Lattice stock option pricing model on the issuance date, assuming that there will be no dividends, using the applicable exercisable periods, a risk-free rate of return of 0.62%, and an expected stock volatility of 100.7%. The investor may exercise the warrant on a cashless basis if the shares of common stock underlying the warrant are not then registered pursuant to an effective registration statement.  The outstanding warrants are subject certain anti-dilution protection clauses which provide exercise price adjustments in the event that any common stock or common stock equivalents are issued at an effective price per share that is less than the exercise price per share.  Accordingly, the stock warrants are classified as a warrant liability on the accompanying consolidated balance sheets as of June 30, 2013.

In conjunction with the 2013 private placement of common stock, all of the Company's convertible debenture holders consented to the acceptance of a partial ratchet anti-dilution adjustment of $0.90 per common share.  In February 2013, the Company achieved the minimum offering required in the private placement resulting in an increase of an aggregate total of 1,669,056 warrants to our convertible debenture holders and placement agent.

As part of the 2013 private placement of common stock ending in May 2013, the investors also received warrants to purchase an aggregate of 1,323,093 shares of the Company’s common stock.   Each warrant has a term of three years and may be exercised at an initial exercise price of $0.90 per warrant share; which exercise price is, in addition to the potential Make-Whole Adjustment, subject to certain weighted average and other anti-dilution adjustments as provided in the form of warrant.  The warrants may only be exercised for cash.  However, as provided in the Registration Rights Agreement, after a date which shall be 180 days following the Final Closing Date, there will be a cashless exercise option available to the warrant holders at any time during which a registration statement providing for the resale of the warrant shares is not effective, unless the warrant shares may then be freely tradable without limitation pursuant to an exemption from the registration requirements under the Securities Act. The estimated fair value of these warrants was determined to be $243,055 using the Lattice stock option pricing model on the issuance date, assuming that there will be no dividends, using the applicable exercisable periods, a risk-free rate of return range of 0.30% - 0.40% , and an expected stock volatility range  of 56.05-60.10%. The investor may exercise the warrant on a cashless basis if the shares of common stock underlying the warrant are not then registered pursuant to an effective registration statement.  The outstanding warrants are subject certain anti-dilution protection clauses which provide exercise price adjustments in the event that any common stock or common stock equivalents are issued at an effective price per share that is less than the exercise price per share.  Accordingly, the stock warrants are classified as a warrant liability on the accompanying consolidated balance sheets as of June 30, 2013.

As part of the 2013 private placement of common stock ending in May 2013, the placement agent received warrants to purchase an aggregate of 100,924 shares of the Company’s common stock.   Each warrant has a term of five years and may be exercised at initial exercise prices of $0.65 and $0.90 per warrant share; which exercise price is, in addition to the potential Make-Whole Adjustment, subject to certain weighted average and other anti-dilution adjustments as provided in the form of warrant.  The warrants may only be exercised for cash.  However, as provided in the Registration Rights Agreement, after a date which shall be 180 days following the Final Closing Date, there will be a cashless exercise option available to the warrant holders at any time during which a registration statement providing for the resale of the warrant shares is not effective, unless the warrant shares may then be freely tradable without limitation pursuant to an exemption from the registration requirements under the Securities Act. The estimated fair value of these warrants was determined to be $32,845 using the Lattice stock option pricing model on the issuance date, assuming that there will be no dividends, using the applicable exercisable periods, a risk-free rate of return of 1.41%, and an expected stock volatility of 81.2%. The investors may exercise the warrant on a cashless basis if the shares of common stock underlying the warrant are not then registered pursuant to an effective registration statement.  The outstanding warrants are subject certain anti-dilution protection clauses which provide exercise price adjustments in the event that any common stock or common stock equivalents are issued at an effective price per share that is less than the exercise price per share.  Accordingly, the stock warrants are classified as a warrant liability on the accompanying consolidated balance sheets as of June 30, 2013.

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

Expected Term

The Company uses the related exercise period of the warrant or option as the expected term.

A summary of the warrants issued in connection with financing transactions is presented in the table below:

	Number of Shares	Weighted Average Exercise Price

Outstanding and Exercisable at December 31, 2012	3,561,116	$1.08

Granted	1,424,017	$0.89
Exercised	-	$-
Cancelled, forfeited or expired	-	$-
Anti-dilution adjustments:
Initial grant	(2,477,782)	$1.51
Initial grant re-pricing	2,477,782	$0.90
Additional warrants granted	1,669,056	$0.90
Outstanding and Exercisable at June 30, 2013	6,654,189	$0.76

The following table summarizes information about warrants outstanding and exercisable as of June 30, 2013:

	Outstanding			Exercisable

Range of Exercise Price	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)

$0.09	1,083,334	$0.09	6.00	1,083,334	$0.09	6.00

$0.65	50,462	$0.65	4.92	50,462	$0.65	4.92

$0.90	5,520,393	$0.90	2.87	5,520,393	$0.90	2.87

5.           STOCK BASED COMPENSATION

Restricted Shares of Common Stock

During the six months ended June 30, 2013, the Company issued 300,000 restricted share grants to consultants as compensation for services.  A summary of the activity of restricted shares of common stock for the six months ended June 30, 2013 is as follows:

	Directors		Shares for Services

	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value

Non-vested on Dec 31, 2012	-	$-	-	$-

Granted	-	-	300,000	0.90
Vested	-	-	(195,000)	0.90
Forfeited	-	-	-	-

Non-vested on June 30, 2013	-	$-	105,000	$0.90

The Company recognized $175,500 and $264,420 in stock compensation expense related to restricted share grants and is included in selling, general and administrative expenses in the consolidated statement of operations for the six months ended June 30, 2013, and 2012, respectively.  As of June 30, 2013, unrecognized compensation cost related to restricted share grants was $94,500 and the related weighted-average period over which it is to be amortized is approximately three (3) months.

Stock Warrants

Historically, the Company granted warrants to purchase common stock to employees and consultants as compensation for services.  The Company granted   600,000 warrants to purchase common stock to consultants during the six month period ended June 30, 2013. The Company amortizes the fair value of the stock warrants to expense ratably over the related service period.

The following table summarizes the warrants outstanding and the number of shares of common stock subject to exercise as of June 30, 2013 and the changes therein during the six months there ended:

	Shares	Services Weighted Average Exercise Price

Outstanding and Exercisable at December 31, 2012	250,000	$1.69

Warrants granted	600,000	0.65
Warrants exercised	-	-
Warrants expired/cancelled	-	-

Outstanding and Exercisable at June 30, 2013 (unaudited)	850,000	$0.96

The following table summarizes information about stock warrants outstanding and exercisable as of June 30, 2013:

	Outstanding			Exercisable

Range of Exercise Price	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)

$0.65	600,000	$0.65	2.73	396,000	$0.65	2.73
$1.52 - $1.80	250,000	$1.69	2.98	250,000	$1.69	2.98

Stock compensation expense related to stock warrants for the six months ended June 30, 2013 and 2012 was $174,729 and $25,625, respectively. As of June 30, 2013, unrecognized compensation cost related to stock warrant awards was $90,011 and the related weighted-average period over which it is to be amortized is approximately three (3) months.

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

In May 2012, the Company awarded 525,000 options to purchase common stock under the 2012 Incentive Compensation Plan.  The following table summarizes the stock options outstanding and the number of shares of common stock subject to exercise as of June 30, 2013 and the changes therein during the six months then ended:

	Options Outstanding		Options Exercisable
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Outstanding at December 31, 2012	1,840,556	$0.66	1,576,667	$0.66

Options granted	-	-	-	-
Options vested	-	-	175,926	0.68
Options exercised	-	-	-	-
Options expired/cancelled	-	-	-	-

Outstanding at June 30, 2013	1,840,556	$0.66	1,752,593	$0.66

The following table summarizes information about stock options outstanding and exercisable as of June 30, 2013:

	Outstanding			Exercisable

Exercise Price	Stock Options Outstanding	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term in Years	Stock Options Exercisable	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term in Years

$0.60	525,000	$0.60	8.86	525,000	$0.60	8.86
$0.68	1,305,556	$0.68	7.75	1,217,593	$0.68	7.75
$1.26	10,000	$1.26	6.75	10,000	$1.26	6.70

The Company recorded $76,551 and $256,875 in stock based compensation expense related to stock options for the six months ended June 30, 2013 and 2012, respectively.  As of June 30, 2013, unrecognized compensation cost related to stock option awards was $38,910 and the related weighted-average period over which it is to be amortized is approximately three (3) months.

The Company has reserved at total of 2,690,556 shares of its common stock for incentive stock option and warrant awards outstanding to employees and consultants.  The Company does not expect to repurchase shares during the year 2013.

6.     RELATED PARTY TRANSACTIONS

Transactions with related parties and their affiliates are made in the ordinary course of business on substantially the same terms and conditions, including interest rates and collateral, as those prevailing at the same time for comparable transactions with other unaffiliated third parties, and do not, in the opinion of management, involve more than normal credit risk or present other unfavorable features.  For the six months ended June 30, 2013 and 2012, related parties include the following:

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

•
Mosaic Capital Advisors, LLC, directly appointed directors and owner of approximately 96% of the Company’s Series A Preferred as June 30, 2013 and December 31, 2012, respectively, and its affiliated entities Mosaic Financial Services (“MFS”), LLC, Mosaic Private Equity Fund, L.P., Mosaic Capital Management, Ltd. and its affiliated accredited investor (collectively, “Mosaic”).

•	Pinewood Trading Company, owner of approximately 11% of the Company’s Series B Preferred as June 30, 2013 and 2012, respectively, and its managing partner Jack E. Brooks.

Outstanding debt to related parties consisted of the following at June 30, 2013:

	DelVecchio	Mosaic	Pinewood	Total

Notes payable - revolving	$488,000	$-	$-	$488,000
Unsecured convertible debentures, net	-	499,880	44,453	544,333
Accrued interest	8,244	174,192	9,408	191,884

	$496,244	$674,072	$53,861	$1,224,177

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

On May 9, 2013, a lawsuit was filed by Coventry Enterprises, LLC in the United States District Court Southern District of York.  The lawsuit arises from allegations that Assured Pharmacy breached its obligations under the $200,000 16% Senior Convertible Debenture due December 1, 2013 with Coventry Enterprises, LLC.  Due to the Company’s financial condition, we have been unable to repay the $200,000 in principal and accrued interest due under the agreement.  Management will continue to try to renegotiate the terms of the agreement.

8.   SUPPLEMENTAL CASH FLOW FINANCIAL INFORMATION

The supplemental disclosure requirements for the statements of cash flows are as follows:

	Six Months Ended
	June 30,
	2013	2012

Cash paid during the period for:

Interest	$183,912	$213,519

Non-cash investing and financing activities during the period:

Conversion of Series A preferred into common stock	$-	$150,000
Conversion of Series B preferred into common stock	$185,000	$14,000
Conversion of vendor payable into secured note payable	$3,534,793	$-
Cancellation of secured notes payable in refinancing	$293,734	$-
Common stock warrants issued with common stock	$243,055	$-
Common stock warrants issued for placement fees	$32,845	$-
Forward contract issued with common stock	$233,131	$-
Common stock warrants issued with convertible debentures	$-	$72,576

9.     LOSS PER COMMON SHARE

The following is a reconciliation of the numerators and denominators of the basic and diluted loss per common share computations for the three and six months then ended:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Numerator for basic and diluted loss per common share:

Net loss to common stockholders	$(1,847,522)	$(1,229,064)	$(2,980,535)	$(2,126,451)

Denominator for basic and diluted loss per common share:

Weighted Average Number of Shares Outstanding	5,817,053	4,103,207	5,361,577	3,966,112

Basic and diluted loss per common share from discontinued operations	$(0.32)	$(0.30)	$(0.56)	$(0.54)

Due to their anti-dilutive effect, the potential common shares have been excluded from the computation of diluted loss per share:

	June 30,
	2013	2012

Warrants	7,504,189	3,525,403
Stock options	1,840,556	1,840,556
Convertible notes	3,295,322	2,066,382
Series A Preferred	1,629,006	1,292,492
Series B Preferred	5,776,667	2,993,504
Series C Preferred	902,778	451,750

	20,948,518	12,170,087

10.     INCOME TAXES

Due to losses incurred for the six months ended June 30, 2013 and 2012, there is no current provision for income taxes.

The utilization of some or all of the Company’s net operating losses may be restricted in the future by a significant change in ownership as defined under the provisions of Section 382 of the Internal Revenue Code of 1986, as amended. In addition, utilization of the Company’s California net operating losses for the years prior to 2008 may only be carried forward ten (10) years under State law. The Company’s estimate of the potential outcome of any uncertain tax issue is subject to management’s assessment of relevant risks, facts, and circumstances existing at that time, pursuant to ASC 740. ASC 740 requires a more-likely-than-not threshold for financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. At January 1, 2007, (adoption date), and at June 30, 2013, there were no unrecognized tax benefits.

The federal statute of limitations remains open for tax years 2009 through 2012. State jurisdictions generally have statutes of limitations ranging from three to five years. The Company is no longer subject to state income tax examinations by tax authorities for years before 2008.

Any interest and penalties associated with tax positions taken by the Company would be recorded as a component of other expenses in the consolidated statement of operations.  For the six months ended June 30, 2013 and 2012, there were no amounts recorded for interest and penalties.

11.     SUBSEQUENT EVENTS:

The Company has performed a review of events subsequent to the financial condition date through August 14, 2013, the date the financial statements were available to be issued.

In July 2013, we entered into an Amendment To Promissory Note Agreement with H.D. Smith Wholes Drug Co. to extend the maturity date of our Promissory Note Agreement dated February 1, 2013 by two years from February 1, 2014 to February 1, 2016.  The Company shall be required to make monthly payments of $42,000 per month for each of the twenty three months during the extension period.

In August 2013, we entered into a $200,000 Promissory Note with Pinewood Trading Fund, L.P., a related party.  The unpaid principal balance shall bear interest at a rate equal to 12.0% per annum.  The principal and accrued but unpaid interest is due on September 5, 2013.

Our current financial condition and inability to secure additional funding or improve our liquidity position has caused management to reevaluate its strategic plan.  In an attempt to avoid ceasing operations, management has developed and is implementing a plan to scale back operations.  We cannot continue to support the working capital needs of four pharmacies.  As a result, management has decided to close two pharmacies in order to reduce overall fixed pharmacy costs by 50% and concentrate our limited working capital to support the operations of the two remaining pharmacies with the best prospects.   Management considered several factors in determining which two pharmacies to close, including historical financial performance, regulatory costs, current sales prospects, geographic and physical location and strength of existing physician relationships.  After consideration of these factors, management closed our Gresham and Riverside pharmacies on August 5, 2013 and August 8, 2013, respectively.

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

These forward-looking statements are subject to risks, uncertainties and other factors, many of which are outside of our control, that could cause actual results to differ materially from the results discussed in the forward-looking statements., Some of the factors that we believe could affect our results include:

● ●	limitations on our ability to continue operations and implement our business plan; scaling back our operations to include closing our Gresham and Riverside locations;
●	our history of operating losses;
●	our inability to make timely payments to TPG;
●	our inability to make timely payments to convertible debenture and secured debt holders;
●	the timing of and our ability to obtain financing on acceptable terms;
●	dependence on key supplier;
●	dependence on third-party payors;
●	the effects of changing economic conditions;
●	the loss of members of the management team or other key personnel;
●	changes in governmental laws and regulations, or the interpretation or enforcement thereof and related compliance costs;
●	competition from larger, more established companies with greater economic resources than we have;
●	costs and other effects of legal and administrative proceedings, settlements, investigations and claims, which may not be covered by insurance;
●	control by our principal equity holders.

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

As of June 30, 2013, we had four operating pharmacies, each of which are wholly owned through subsidiaries. As discussed below, we closed our Gresham and Riverside pharmacies on August 5, 2013 and August 8, 2013, respectively. The opening date and locations of our four pharmacies operating as of June 30, 2013 are as follows:

Location	Opening Date

Riverside, California	June 10, 2004
Kirkland, Washington	August 11, 2004
Gresham, Oregon	January 26, 2007
Leawood, Kansas	November 28, 2011

The table set forth below summarizes the number of prescriptions dispensed by our four operating pharmacies during the periods indicated.

	Three months ended	Three months ended	Six months ended	Six months ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012

Total Number of Prescriptions1	23,810	31,615	49,510	61,567

Total Number of Patients Serviced2	11,141	12,521	22,625	23,356

1	“Total Number of Prescriptions” equals the total number of prescriptions dispensed by our operating pharmacies and delivered to or picked up by the customer.

2	“Total Number of Patients Serviced” equals the total number of patients serviced measured on a monthly basis.

Recent Developments

As previously reported, management was seeking to secure up to $2.5 million in additional funding through equity financing arrangements in order to finance our operations, implement our strategic plan and service our existing debt.  While we were able to secure an aggregate of $860,000 in financing during the six months ended June 30, 2013, we have not been able to secure a sufficient amount of financing to be able to continue to maintain our current level of operations, implement our strategic plan and service our existing debt.  Our current financial condition has impaired our ability to secure trade credit terms with our primary drug wholesaler, which has severely restricted our ability to acquire additional inventory.  Our current cash position and inability to acquire the inventory required for our pharmacies to operate has resulted in decreased sales.

Our current financial condition and inability to secure additional funding or significantly improve our liquidity position has caused  management to reevaluate its strategic plan.  In an attempt to avoid ceasing operations, management has developed and is implementing a plan to scale back operations.  We cannot continue to support the working capital needs of four pharmacies.  As a result, management has decided to close two pharmacies in order to reduce overall fixed pharmacy costs by 50% and concentrate our limited working capital to support the operations of the two remaining pharmacies we believe have the best prospects.   Management considered several factors in determining which two pharmacies to close, including historical financial performance, regulatory costs, current sales prospects, geographic and physical location and strength of existing physician relationships.  After consideration of these factors, management closed our Gresham and Riverside pharmacies on August 5, 2013 and August 8, 2013, respectively.

Management believes that our current corporate infrastructure can efficiently support up to total of twelve operating pharmacies.  Corporate infrastructure includes executive management, centralized support services, accounting, finance, information systems, human resources, payroll and compliance to support each pharmacy's operations.  In light of these actions to scale back our operations, the costs to support our existing corporate infrastructure remain significant when allocated over the operations of two remaining pharmacies.  In order to align the costs of our current corporate infrastructure with our scaled back operations, management has implemented cost reduction initiatives including staffing reductions, deferral of senior management compensation by approximately fifty percent and reduced operating costs at our two remaining pharmacies.

Management is continuing to pursue additional financing to implement our strategic plan, which includes opening additional pharmacies and is described more fully below.  There can be no assurance that such additional financing will be available to us on acceptable terms, or at all.

We are attempting to extend the maturity date of all outstanding debt securities due in the years 2012 and 2013, but can provide no assurance that the holders of such securities will agree to extend the maturity date on these securities on acceptable terms.  We are also discussing the possibility of these debt holders converting the securities into equity.  If our debt holders choose not to convert certain of these securities into equity, we will need to repay such debt, or reach an agreement with the debt holders to extend the terms thereof.  If we are forced to repay the debt, this need for funds would have a material adverse impact on our business operations, financial condition and prospects, would threaten our ability to operate as a going concern and may force us to seek bankruptcy protection.

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

We have developed and refined what we believe is a unique pharmacy service model for chronic pain patients that is capable of being scaled into a national chain.  We currently have two operating pharmacies, each of which is wholly owned through a subsidiary, and our plan, to the extent we are able to secure additional financing, is to develop three (3) additional pharmacies per year up to a total of twelve operating pharmacies.  The implementation of this plan is dependent on us being able to secure additional financing through equity and debt financing arrangements, increasing sales and lowering operating expenses, but there can be no assurance that such additional financing will be available to us on acceptable terms, or at all.

Management believes that our current corporate infrastructure can efficiently support our existing pharmacies and develop three additional new pharmacies per year up to total of twelve operating pharmacies.  As a result, we believe that the implementation of our plan to open up to ten additional pharmacies will not require material additional corporate infrastructure.  Further, we expect that the opening of each new pharmacy will have a positive impact on our consolidated operating results within six months from opening of the new pharmacy, but there can be no assurance that such positive results will occur.

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

The foundation for our plan to increase sales at our existing two pharmacies is based on increasing our outreach program to physicians, more effectively communicating to them the risk management and service benefits that our business model provides and increasing our customer retention rate.  Presently, our customer retention rates are adversely impacted by our inability to purchase inventory necessary to fill every prescription we receive.  We believe that our customer retention rates can be strengthened by increasing our inventory levels and expanding our purchasing capacity with existing and new drug suppliers. Since the majority of our pharmacies’ operating expenses are fixed expenses, we expect any increase in revenue to have a positive impact or our consolidated operating results.  Management believes that our the infrastructure of our existing pharmacies can support increase prescription production volume by as much as an additional 75% - 100% without incurring any significant additional operating expenses, but there can be no assurances in this regard.

The implementation of the foregoing plan to increase sales at our existing pharmacies and open additional pharmacies is entirely dependent on our ability to obtain additional financing and improve our liquidity position.  If we are not able to secure additional financing, the implementation of our business plan will be further delayed and our ability to expand and develop additional pharmacies will be impaired.  We are currently seeking a minimum of $1.7 million in additional funding through equity financing arrangements in addition to the debt restructuring described below, but there can be no assurance that such additional financing will be available to us on acceptable terms, or at all.  Management has registered a class of our common stock under the Securities Exchange Act of 1934, as amended, and believes that filing periodic public reports with the SEC will enhance our ability to secure financing and under acceptable terms.

Our business is highly leveraged and the successful implementation of the foregoing plan necessitates that we reach an agreement with our existing debt holders to extend the maturity date of debt securities which came due in 2012.  As of June 30, 2013, we had $548,580 in debt securities which were due in the year 2012, which included $500,000 in principal amount of unsecured convertible debentures.    We are attempting to extend the maturity date of all outstanding debt securities due in the years 2012 and 2013, but can provide no assurance that the holders of such securities will agree to extend the maturity date on these securities on acceptable terms.  We are also discussing the possibility of these debt holders converting the securities into equity.  If our debt holders choose not to convert certain of these securities into equity, we will need to repay such debt, or reach an agreement with the debt holders to extend the terms thereof.  If we are forced to repay the debt, this need for funds would have a material adverse impact on our business operations, financial condition and prospects, would threaten our ability to operate as a going concern and may force us to seek bankruptcy protection.

We currently have approximately $1.0 million in gross receivables due from various workers’ compensation carriers in the State of California. These receivables are primarily related to worker’s compensation claims from insurance carriers for prescription medications dispensed to injured workers in the State of California by our discontinued pharmacies in Santa Ana and Riverside, California.  The delay in payment typically arises due to monetary disputes between the claimant and the employer and/or the employer’s insurance carrier. The settlement period for such dispute cases can range from one year to ten years.  Management estimates the net realizable value of the other receivables to be approximately $184,000.  On April 1, 2010, we discontinued dispensing medication to California worker’s compensation customers whose claims could not be authorized and billed electronically.  This change was due to lower profit margins and cash flow constraints that are associated with the manual authorization and billing process.  We have engaged a collection firm that specializes in the collection of these type of receivables to aggressively collect these past due receivables.   We expect that any recovery of these outstanding receivables will improve our overall operating cash flow, but we can make no assurances in this regard.

Company Information

Our principal office is located at 5600 Tennyson Parkway, Suite 390, Plano, Texas 75024 and our phone number is 972-473-4033.  We maintain a website at www.assuredrxservices.com. Information contained on our website is not a part of, and is not incorporated by reference into, this report.

Results of Operations

Three Months Ended June 30, 2013 Compared to Three Months Ended June 30, 2012

The following table sets forth for the periods indicated certain items from our Consolidated Statement of Operations as a percentage of current sales:

	Three Months Ended June 30,
	2013	2012

Sales	100.0%	100.0%
Cost of sales	77.1	79.4
Gross profit	22.9	20.6
Operating expenses
Salaries and related expenses	31.4	20.7
Selling, general and administrative	37.7	25.1
Impairment of goodwill	30.5	-
Total operating expenses	99.6	45.8
Loss from operations	-76.7	-25.3
Other expenses
Interest expense, net	13.3	9.9
Loss on change in fair value of forward contract	1.5	-
Gain on change in fair value of warrant liability	-10.8	-1.7
Total other expenses and income	4.0	8.2
Net loss	-80.8	-33.5

Sales

Our total sales reported for the three months ended June 30, 2013 was $2,287,936, a 37.6% decrease from $3,664,082 for the three months ended June 30, 2012. Our sales for the three months ended June 30, 2013 and 2012 was generated primarily from the sale of prescription drugs through our pharmacy operations and to a much lesser extent fees from management services provided.  Due to the closure of two of our four pharmacies subsequent to the reporting period, we expect lower total sales from pharmacy operations until such time, if at all, that we are able to secure additional financing to implement our business plan.

Our total sales from pharmacy operations for the three months ended June 30, 2013 was $2,284,139, a 37.5 % decrease from $3,653,681 for the three months ended June 30, 2012. Sales per prescription dispensed was approximately $96 per prescription for the three months ended June 30, 2013, a 17.2% decrease from approximately $116 per prescription for the three months ended June 30, 2012.  The decrease in sales per prescription dispensed is primarily attributable to a shift in prescription mix from higher priced brand medications to lower priced generic medications.  Sales from pharmacy operations were also unfavorably impacted by our inability to acquire inventory to adequately meet our customer demands.

The number of prescriptions dispensed by our pharmacies was 23,810 for the three months ended June 30, 2013 compared to 31,615 for the three months ended June 30, 2012.  Management attributes the decrease in prescription volumes to an decrease in the number of patients serviced because we have lost sales opportunities primarily due to our inability to acquire inventory to adequately meet customer demand.

Our total sales from management services for the three months ended June 30, 2013 was $3,797, a decrease from $10,401 in sales for the three months ended June 30, 2012.

Cost of Sales

The total cost of sales for the three months ended June 30, 2013 was $1,764,107, a 39.4% decrease from $2,911,011 for the three months ended June 30, 2012. The cost of sales consists primarily of the direct cost of prescription drugs. The decrease in cost of sales is primarily attributable to decreased sales in the reporting period.

Gross Profit

Our total gross profit decreased to $523,829 or approximately 22.9% of sales, for the three months ended June 30, 2013. This is an decrease from a gross profit of $753,071, or approximately 20.6% of sales for the three months ended June 30, 2012.  Our gross profit from pharmacy revenues decreased to $520,032 or approximately 22.8% of pharmacy revenues, for the three months ended June 30, 2013.  This is a decrease from a gross profit of $742,670 or approximately 20.3% of pharmacy revenues, for the three months ended June 30, 2012.  The decrease in gross profit is primarily attributable to a decrease in sales primarily due to our inability to acquire inventory to adequately meet our customer demand during the reporting period.

The increase in the gross profit percentage for the three months ended June 30, 2013 when compared to the prior fiscal three months is attributable to an increase in sales of generic drugs as a percentage of total prescription revenue which have lower costs and higher gross profit margins and improved drug pricing as a result of our restructuring our purchasing account with our primary wholesaler in February 2013. The restructuring allows us to take advantage of additional discounts available.

Operating Expenses

Operating expenses for the three months ended June 30, 2013 was $2,279,059, a 35.7% increase from $1,679,953 for the three months ended June 30, 2012. Our operating expenses for the three months ended June 30, 2013 consisted of salaries and related expenses of $719,183, selling, general and administrative expenses of $862,110 and goodwill impairment of $697,766.  Our operating expenses for the three months ended June 30, 2012 consisted of salaries and related expenses of $760,259 and selling, general and administrative expenses of $919,694.  The goodwill impairment related to the closure of our Riverside pharmacy subsequent to the reporting period.

Selling, general and administrative expenses decreased $57,584 in the three months ended June 30, 2013 when compared to the previous fiscal three months.  The significant components of selling, general and administrative expenses are as follows:

	Three months ended June 30,
	2013	2012

Stock-based compensation expenses	232,999	458,409
Provision for accounts receivable doubtful accounts	7,125	1,211
Recovery of other receivables doubtful accounts	(9,618)	(54,746)
Selling expenses	14,075	26,499
Professional fees	274,017	105,894
Delivery expenses	90,947	97,113
Facility related expenses	88,579	72,300
Travel and related expenses	41,357	44,572
Vendor late fee expenses	2,114	35,233
Investor relations expense	6,000	-
Other general and administrative expenses	114,515	133,209
Total	$862,110	$919,694

The decrease in selling, general and administrative expenses is primarily due to a decrease in stock based compensation and to a lesser extent,  vendor late fees, travel, delivery expenses, and other general and administrative expenses which were partially offset by an increase in professional fees, recovery of other receivables doubtful accounts, bad debt expense and facility related expenses.  The increase in professional fees is primarily related to securing additional financing and expenses associated with being a public company. The decrease in delivery expenses are primarily due to a decrease in the number of patients serviced by our operating pharmacies, our pharmacies provided services to a total of 11,141 patients in the three months ending June 30, 2013, a 11.0% decrease when compared to the 12,521 patients serviced in the previous fiscal three months.  The decrease in vendor late fees is primarily due to the February 2013 account restructuring with our primary wholesaler.

Other Income and Expense

Total other expenses and income for the three months ended June 30, 2013 was $92,292, a $209,890 decrease from $302,182 for the three months ended June 30, 2012.  The significant components of other income and expenses are as follows:

	Three months ended June 30,
	2013	2012

Interest expense, net	304,169	363,168
Loss on change in fair value of forward contracts	35,418	-
Gain on change in fair value of warrants	(247,295)	(60,986)
Total	$92,292	$302,182

The decrease in other expenses was primarily attributable to an increase of $186,309 in the change in fair value of warrant liability and to a lesser extent a decrease of $58,999 in interest expense and an increase of $35,418 in change in fair value of forward contracts in the three months ended June 30, 2013 when compared to the previous fiscal three months ended.

The decrease in interest expense is primarily due to a decrease in amortization of debt discount which was partially offset by an increase in interest expense at the stated rate due to an increase in the average debt outstanding for the three months ended June 30, 2013 as compared to the three months ended June 30, 2012.   The table below summarizes the components of interest expense for the three months ended June 30, 2013 and 2012:

	Three months ended June 30,
	2013	2012

Interest expense at stated rates (6.25% - 20.00%)	$206,048	$132,604
Amortization of deferred financing costs	9,767	41,457
Amortization of debt discount	88,354	189,107
Interest expense, net	$304,169	$363,168

The gain or loss on change in fair value of warrant liability represents the change in fair value calculated on warrants issued in connection with private placements from May 2011 through May 30, 2013 which grant the warrant holder certain anti-dilution protection which provide exercise price adjustments in the event that any common stock or common stock equivalents are issued at an effective price per share that is less than the exercise price per share.

The loss on change in fair value of forward contracts represents the change in fair value calculated on the Make Whole Provision issued in connection with private placements in February 2013 through May 30, 2013 which grant the shareholder certain protection in the event that 2013 revenues due not  achieve agreed upon revenue milestones.

Net Loss

Our net loss for the three months ended June 30, 2013 was $1,847,522, compared to a net loss of $1,229,064 for the three months ended June 30, 2012. The increase in our net loss was primarily attributable to decreasing sales, a decrease in gross profits and an increase in operating expenses which were partially offset by a decrease in other expenses and income.

Basic and Diluted Income (Loss) per Share

Our net loss per common share for the three months ended June 30, 2013 was $0.32, compared to a net loss per common share of $0.30 for the three months ended June 30, 2012.  The increase to our net loss per common share was primarily attributable to a $618,458 increase in our net loss for the three months ended June 30, 2013 when compared to the three months ended June 30, 2012 which was partially offset by an increase in the weighted average number of common shares outstanding to 5,817,053 for the three months ended June 30, 2013, from 4,103,207 for the three months ended June 30, 2012.

Six Months Ended June 30, 2013 Compared to Six Months Ended June 30, 2012

The following table sets forth for the periods indicated certain items from our Consolidated Statement of Operations as a percentage of current sales:

	Six Months Ended June 30,
	2013	2012

Sales	100.0%	100.0%
Cost of sales	76.9	79.6
Gross profit	23.1	20.4
Operating expenses
Salaries and related expenses	27.9	20.3
Selling, general and administrative	28.6	20.5
Impairment of goodwill	13.5	-
Total operating expenses	70.0	40.8
Loss from operations	-46.9	-20.4
Other expenses
Interest expense, net	11.4	10.1
Loss on change in fair value of forward contract	1.9	-
Gain on change in fair value of warrant liability	-2.7	-1.4
Total other expenses and income	10.6	8.7
Net loss	-57.5	-29.1

Sales

Our total sales reported for the six months ended June 30, 2013 was $5,181,231, a 29.1% decrease from $7,311,492 for the six months ended June 30, 2012. Our sales for the six months ended June 30, 2013 and 2012 was generated primarily from the sale of prescription drugs through our pharmacy operations and to a much lesser extent fees from management services provided.  Due to the closure of two of our four pharmacies subsequent to the reporting period, we expect lower total sales from pharmacy operations until such time, if at all, that we are able to secure additional financing to implement our business plan.

Our total sales from pharmacy operations for the six months ended June 30, 2013 was $5,162,049, a 29.1 % decrease from $7,282,636 for the six months ended June 30, 2012.  Sales per prescription dispensed were approximately $104 per prescription for the six months ended June 30, 2013, a 11.9% decrease from approximately $118 per prescription for the six months ended June 30, 2012.  The decrease in sales per prescription dispensed is primarily attributable to a shift in prescription mix from higher priced brand medications to lower priced generic medications.  Sales from pharmacy operations were also unfavorable impacted by our inability to acquire inventory to adequately meet our customer demands.

The number of prescriptions dispensed by our pharmacies was 49,510 for the six months ended June 30, 2013 compared to 61,567 for the six months ended June 30, 2012.  Management attributes the decrease in prescription volumes to a decrease in the number of patients serviced and a decrease in the number of prescriptions filled per patient, which was because we have lost sales opportunities primarily due to our inability to acquire inventory to adequately meet our customer demands.

The number of patients serviced by our pharmacies was 22,625 for the six months ended June 30, 2013 compared to 23,356 for the six months ended June 30, 2012.

Our total sales from management services for the six months ended June 30, 2013 was $19,182, a decrease from $28,856 in sales for the six months ended June 30, 2012.

Cost of Sales

The total cost of sales for the six months ended June 30, 2013 was $3,985,142, a 31.5% increase from $5,819,432 for the six months ended June 30, 2012. The cost of sales consists primarily of the direct cost of prescription drugs. The increase in cost of sales is primarily attributable to increased sales in the reporting period.

Gross Profit

Our total gross profit increased to $1,196,089 or approximately 23.1% of sales, for the six months ended June 30, 2013. This is a decrease from a gross profit of $1,492,062, or approximately 20.4% of sales for the six months ended June 30, 2012.

The increase in the gross profit percentage for the six months ended June 30, 2013 when compared to the prior fiscal three months is attributable to an increase in sales of generic drugs as a percentage of total prescription revenue which have lower costs and higher gross profit margins and improved drug pricing as a result of our restructuring our purchasing account with our primary wholesaler in February 2013. The restructuring allows us to take advantage of additional discounts available.

Operating Expenses

Operating expenses for the six months ended June 30, 2013 was $3,625,108, a 21.6% increase from $2,981,412 for the six months ended June 30, 2012. Our operating expenses for the six months ended June 30, 2013 consisted of salaries and related expenses of $1,445,872, selling, general and administrative expenses of $1,481,470 and goodwill impairment of $697,766.  Our operating expenses for the six months ended June 30, 2012 consisted of salaries and related expenses of $1,482,309 and selling, general and administrative expenses of $1,499,103.  The goodwill impairment  of $697,766 related to the closure of our Riverside pharmacy subsequent to the reporting period.

Selling, general and administrative expenses decreased $17,633 in the six months ended June 30, 2013 when compared to the previous fiscal six months.  The significant components of selling, general and administrative expenses are as follows:

	Six months ended June 30,
	2013	2012

Stock-based compensation expenses	436,778	546,920
Recoveries of other receivables doubtful accounts	(40,097)	(54,746)
Provision (Recoveries) for accounts receivable doubtful accounts	4,404	7,033
Selling expenses	34,712	51,300
Professional fees	378,137	174,130
Delivery expenses	183,192	176,809
Facility related expenses	173,431	146,215
Travel and related expenses	72,429	98,109
Vendor late fee expenses	8,506	85,500
Investor relations expense	6,000	10,089
Other general and administrative expenses	223,978	257,744
Total	$1,481,470	$1,499,103

The decrease in selling, general and administrative expenses is primarily due to a decrease in stock based  compensation expenses and vendor late fee expenses and to a lesser extent travel and related expenses, selling expenses and other general and administrative expenses which were partially offset by an increase in professional fees, delivery expenses and other facility and related expenses. The increase in professional fees is primarily related to securing additional financing and expenses associated with being a public company. The decrease in vendor late fees is primarily due to the February 2013 account restructuring with our primary wholesaler.

Other Income and Expense

Total other expenses and income for the six months ended June 30, 2013 was $551,516, a $85,583 decrease from $637,099 for the six months ended June 30, 2012.  The significant components of other income and expenses are as follows:

	Six months ended June 30,
	2013	2012

Interest expense, net	592,215	739,179
Loss on change in fair value of forward contracts	97,632	-
Gain on change in fair value of warrants	(138,331)	(102,080)
Total	$551,516	$637,099

The decrease in other expenses was primarily attributable to an decrease of $146,964 in interest expense and to a lesser extent a decrease of $36,251 in the change in fair value of warrant liability which was partially offset by an increase of $97,632 in change in fair value of forward contracts in the six months ended June 30, 2013 when compared to the previous fiscal six months.

The decrease in interest expense is primarily due to a decrease in amortization of debt discount which was partially offset by an increase in interest expense at the stated rate due to an increase in the average debt outstanding for the six months ended June 30, 2013 as compared to the six months ended June 30, 2012.   The table below summarizes the components of interest expense for the six months ended June 30, 2013 and 2012:

	Six months ended June 30,
	2013	2012

Interest expense at stated rates (6.25% - 20.00%)	$396,936	$274,006
Amortization of deferred financing costs	19,534	83,560
Amortization of debt discount	175,745	381,613
Interest expense, net	$592,215	$739,179

The gain or loss on change in fair value of warrant liability represents the change in fair value calculated on warrants issued in connection with private placements from May 2011 through May 30, 2013 which grant the warrant holder certain anti-dilution protection which provide exercise price adjustments in the event that any common stock or common stock equivalents are issued at an effective price per share that is less than the exercise price per share.

The loss on change in fair value of forward contracts represents the change in fair value calculated on the Make Whole Provision issued in connection with private placements in February 2013 through May 2013 which grant the shareholder certain protection in the event that 2013 revenues due not  achieve agreed upon revenue milestones.

Net Loss

Our net loss for the six months ended June 30, 2013 was $2,980,535, compared to a net loss of $2,126,451 for the six months ended June 30, 2012. The increase in our net loss was primarily attributable to decreasing sales, a decrease in gross profits and an increase in operating expenses which were partially offset by a decrease in other expenses and income.

Basic and Diluted Income (Loss) per Share

Our net loss per common share for the six months ended June 30, 2013 was $0.56, compared to a net loss per common share of $0.54 for the six months ended June 30, 2012.  The increase to our net loss per common share was primarily attributable to a $854,084 increase in our net loss for the six months ended June 30, 2013 when compared to the six months ended June 30, 2012 which was partially offset by an increase in the weighted average number of common shares outstanding to 5,361,577 for the six months ended June 30, 2013, from 3,966,112 for the six months ended June 30, 2012.

Financial Condition, Liquidity and Capital Resources

Liquidity and Capital Resources

As of June 30, 2013, we had a cash balance of $9,321, a decrease from a balance of $21,298 at December 31, 2012.  At June 30, 2013, we had a working capital deficit of $5,226,472, a decrease of $1,085,649 from a working capital deficit of $6,312,121 as of December 31, 2012.  The improvement in our working capital deficit was primarily due to a decrease in current liabilities primarily attributable to current decrease in accounts payable and accrued expenses which was partially offset by a decrease in current assets.  The decrease in accounts payable and accrued expenses was primarily due to the restructuring of our trade account with our primary drug wholesaler.

Our operations have been historically funded primarily through the sale of both equity and debt securities and cash made available under revolving credit facilities.  In order for us to finance operations, continue our growth plan and service our existing debt, additional funding will be required from external sources.  Our plan is to attempt to fund operations through increased sales, decreased operating expenses, increased collection activity on other receivables and debt and/or equity financing arrangements, which may be insufficient to fund our capital expenditures, working capital, or other cash requirements for the next twelve months.  However, there can be no assurance that the additional financing necessary to finance our operations for the next twelve months will be available to us on acceptable terms, or at all.  In August 2013, we entered into a $200,000 Promissory Note with Pinewood Trading Fund, L.P.,  a related party.

As of June 30, 2013, $1,091,001 of our debt obligations are past due and another $1,697,739 is coming due by December 31, 2013.  If our debt holders choose not to convert certain of these securities into equity or seek to enforce these obligations against us, we will need to repay such debt, or reach an agreement with the debt holders to extend the terms thereof.  If we are forced to repay the debt, this need for funds would have a material adverse impact on our business operations, financial condition and prospects, including our ability to operate as a going concern.  If we are forced to repay the debt, our current and forecasted levels of cash flows and available cash on hand will not be sufficient to fund our operations for the remainder of 2013. Accordingly, we will be required to obtain additional financing in order to repay the debt, cover operating losses and working capital needs.  We cannot provide any assurances of the availability of future financing or the terms on which it might be available. In the absence of such financing, we may be forced to further scale back or cease operations, liquidate assets, seek additional capital on less favorable terms and/or pursue other remedial measures.   In the event that we are not successful in securing any additional financing or extending the maturity date of those debt securities which come due in 2013, we expect that our current resources will not enable us to continue operations for the remainder of fiscal 2013.

The table below lists our obligations under outstanding notes payable and unsecured convertible debentures, as of June 30, 2013:

	Related Party	Unrelated	Total

Secured Debt (1)	-	3,796,110	3,796,110
Revolving Credit facilities (2)	488,000	-	488,000
Other Notes and Debt (3)	-	242,872	242,872
Unsecured Convertible Debentures, net of unamortized discount (4)	544,333	2,221,188	2,765,521
	1,032,333	6,260,170	7,292,503
Less: current portion	(1,032,333)	(2,713,148)	(3,745,481)
	$0	$3,547,022	$3,547,022

1)
In February 2013, we received a one year loan of $3,828,527 with an interest rate $6.25% per annum, with interest payable monthly. Monthly payment requirements are $27,000 per month for the first four consecutive months, followed by four consecutive monthly payments of $37,000, followed by twenty-seven consecutive monthly payments of $42,000, with remaining principal and interest due February 1, 2016.

2)
As of June 30, 2013, revolving credit facilities consisted of an outstanding balance of $488,000 on a line of credit we entered into with Brockington Securities, Inc., a company under the control of our Chief Executive Officer.

3)
As of June 30, 2013, other notes and debt consisted of the outstanding principal balance of $242,872 due to TPG in connection with our acquisition of their ownership interest in API.  We did not make either the monthly installment payments of $10,000 from September 15, 2012 through June 15, 2013, which equaled an aggregate total of $100,000, or the $213,091 payment due to TPG on July 15, 2013, which includes principal and interest due under the note.  We are discussing the possibility of TPG converting the outstanding balance due under the note into equity, but can provide no assurance that TPG will choose to convert its note into equity.  In order to secure our obligations under the Purchase Agreement, TPG holds a security interest in the shares of API capital stock acquired by us under the Purchase Agreement.  As a result of this transaction, API also became our wholly owned subsidiary.  TPG could declare us in default and seek to seize the shares of API capital stock acquired by us under the Purchase Agreement, which would result in API no longer being  a wholly owned subsidiary.  If we were forced to pay this debt, it would have a material adverse effect on our business, operating results and financial condition.  TPG has not issued a notice of default relating to our failure to make payments as required under the Purchase Agreement.

   4)  Our unamortized debt discount of $200,263 at June 30, 2013.

Outstanding Trade Balance.  At June 30, 2013, we did not have an outstanding trade balance of with our primary wholesaler due to conversion of the vendor payable into a secured note in February 2013.

Capital Expenditures.  At June 30, 2013, we had no material commitments for capital expenditures.

Cash Flows.

The table below sets forth a summary of the significant sources and uses of cash for the six months ended June 30:

	2012	2011

Cash used in operating activities	$(836,198)	$(161,584)
Cash used in investing activities	(47,649)	(14,451)
Cash provided by financing activities	871,870	159,929

Decrease in cash	$(11,977)	$(16,376)

Operating activities used $836,198 in cash for the six months ended June 30, 2013. Our net loss of $2,980,535 less non-cash expenses of $1,304,518 was the primary reason for our negative operating cash flows.

The table below summarizes the components of our cash used in operating activities for the six months ended June 30, 2013:

Net loss from operations	$(2,980,535)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property and equipment	15,620
Amortization of debt issuance costs	19,534
Amortization of discount on debt	175,745
Stock based compensation	426,778
Issuance of common stock in lieu of debenture interest	45,467
Provision for accounts receivable doubtful accounts	4,404
Provision for other receivable doubtful accounts	(40,097)
Impairment of goodwill	697,766
Loss on change in fair value of forward contract	97,632
Loss on change in fair value of warrant liability	(138,331)
1,304,518

Changes in operating assets and liabilities:	839,819

Net cash used in operating activities	$(836,198)

Cash used in investing activities was $47,649 in the six months ended June 30, 2013, compared to $14,451 in the six months ended June 30, 2012.  Investing activities in the six months ended June 30, 2013 and 2012 consisted entirely of purchases of property and equipment.

Cash provided by financing activities during the six months ended June 30, 2013 was $871,870. Over the last several years, our operations have been funded primarily through the sale of debt and equity securities and advances from revolving credit facilities made available to us.  During the six months ended June 30, 2013 we received net proceeds from the issuances of common stock of $814,190, net proceeds of $60,000 from the issuance of Series A preferred stock and net proceeds of $41,000 from shareholder revolving note, which was partially offset by principal repayments of $43,320 on notes payable.

Off-Balance Sheet Arrangements

As of June 30, 2013, we do not have any off-balance sheet debt nor did we have any transactions, arrangements, obligations (including contingent obligations) or other relationships with any unconsolidated entities or other persons that may have material current or future effect on financial conditions, changes in the financial conditions, results of operations, liquidity, capital expenditures, capital resources, or significant components of revenue or expenses.

Going Concern

The consolidated financial statements have been prepared assuming we will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business. As of June 30, 2013, we had an accumulated deficit of approximately $46.0 million, recurring losses from operations and negative cash flow from operating activities for the six months ended June 30, 2013 of approximately $836,198. We also had negative working capital of approximately $5.2 million and debt with maturities within the year 2013 in the amount of approximately $2.8 million as of June 30, 2013.

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

Supply and distribution agreement

We do not have any written supply agreements with any of our drug suppliers and all transactions are handled on a purchase order basis. We purchased approximately 87% of our inventory of prescription drugs from one wholesale drug supplier (H.D. Smith Wholesale Drug Co.) during the six months ended June 30, 2013. Management believes that the wholesale pharmaceutical and non-pharmaceutical distribution industry is highly competitive because of the consolidation of the pharmacy industry and the practice of certain large pharmacy chains to purchase directly from product manufacturers. Although management believes we could obtain the majority of our inventory through other distributors at competitive prices and upon competitive payment terms if our relationship with our primary wholesale drug supplier was terminated, the termination of our relationship would be likely to adversely affect our business, prospects, financial condition and results of operation.

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

On May 9, 2013, as lawsuit was filed by Coventry Enterprises, LLC in the United States District Court Southern District of York.  The lawsuit arises from allegations that Assured Pharmacy breached its obligations under the $200,000 16% Senior Convertible Debenture due December 1, 2013 with Coventry Enterprises, LLC.  Due to the Company’s financial condition, we have been unable to repay the $200,000 in principal and accrued interest due under the agreement.  Management is attempting  to renegotiate the terms of the agreement.

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

As of June 30, 2013, the Company’s debt obligations have fixed interest rates.

Item 4.    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of the company’s management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of the company’s disclosure controls and procedures, as that term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this quarterly report.  Based on that evaluation, the company’s management, including the CEO and CFO, concluded that the company’s disclosure controls and procedures are effective as of the end of the period covered by this quarterly report.

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

We have disclosed under the heading “Legal Proceedings” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 certain proceedings which may materially affect our business, financial condition or results of operations. You should carefully consider the disclosures set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 and the other information set forth elsewhere in this Quarterly Report on Form 10-Q. Other than as updated below, there are no material changes to the legal proceedings as described in our Annual Report.

On May 9, 2013, a lawsuit was filed against us by Coventry Enterprises, LLC in the United States District Court Southern District of New York.  This lawsuit arises from allegations that we breached our obligations to Coventry Enterprises, LLC under that certain $200,000 16% Senior Convertible Debenture due December 1, 2013 ("Coventry Note").  Due to our financial condition, we have been unable to repay the $200,000 in principal and accrued interest due under the Coventry Note.  Management is attempting to renegotiate the terms of the Coventry Note.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds.

Between  February 4, 2013 and May 30, 2013, we entered into subscription agreements with eight investors pursuant to which we sold an aggregate of 553,853 shares of restricted common stock at $0.65 and warrants to purchase 553,853 common shares with an exercise price of $0.90.  We received gross proceeds of $860,000, which were used to reduce our outstanding amount due to our primary wholesaler and general working capital purposes. The net cash proceeds from this private transaction were $814,190, net of closing fees of $45,810 which include $32,800 in placement agent fees paid to TriPoint Global Equities, LLC (“TriPoint”).  In addition, TriPoint also received warrants to purchase a total of 100,924 common shares of which 50,462 warrants and 50,462 warrants have an exercise price of $0.65 and $0.90, respectively.  The warrants were fully vested on the date of issuance and expire on May 30, 2018.

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

For each of the following common stock and warrant issuances, these securities were issued upon the exemption from the registration provisions of the Securities Act of 1933 provided for by Section 4(2) thereof for transactions not involving a public offering. There were no underwriters or placement agents employed in connection with any of these transactions.  Use of this exemption is based on the following facts:

•	Neither we nor any person acting on our behalf solicited any offer to buy nor sell securities by any form of general solicitation or advertising.
•
The recipients were either accredited or otherwise sophisticated individuals who had such knowledge and experience in business matters that they were capable of evaluating the merits and risks of the prospective investment in our securities.

•	The recipients had access to business and financial information concerning our company.
•
All securities issued were issued with a restrictive legend and may only be disposed of pursuant to an effective registration or exemption from registration in compliance with federal and state securities laws.

On February 22, 2013, we issued 227,333 common shares as payment of $45,667 in accrued interest on outstanding convertible debentures to a convertible debenture holder. The aggregate fair market value of the shares on the date of issuance was determined to be $102,300 or $0.45 per share.

On May 28, 2013, we issued to 205,556 shares of common stock upon conversion 185 shares of Series B Convertible Preferred Stock to one holder. The shares of common stock were issued pursuant to the provisions of Section 3(a)(9) of the Securities Act of 1933. We did not receive any proceeds upon conversion of such preferred shares and such issuances involved the issuance of shares to existing security holders in exchange for other securities.

On May 28, 2013, we issued 80,000 shares of restricted common stock to a consultant for financial consulting services provided.   We determined that the aggregate amount of consideration we received in exchange for these services to be $72,000 or $0.90 per share.

Item 3.       Defaults upon Senior Securities.

Due to our current financial condition, we did not make interest and principal payments due under various notes and debentures.

We previously entered into a Purchase Agreement with TPG, L.L.C. ("TPG") and acquired all of TPG's interest in the outstanding capital stock of API in exchange for a promissory note.  We did not make either the monthly installment payments of $10,000 from September 15, 2012 through June 15, 2013, which equaled an aggregate total of $100,000, or the $213,091 payment due to TPG on July 15, 2013, which includes principal and interest due under the note. We are discussing the possibility of TPG converting the outstanding balance due under the note into equity, but can provide no assurance that TPG will choose the convert its note into equity.  In order to secure our obligations under the Purchase Agreement, TPG holds a security interest in the shares of API capital stock acquired by us under the Purchase Agreement. As a result of this transaction, API also became our wholly owned subsidiary. TPG could declare us in default and seek to seize the shares of API capital stock acquired by us under the Purchase Agreement, which would result in API no longer being a wholly owned subsidiary.  If we were forced to pay this debt, it would have a material adverse effect on our business, operating results and financial condition.  TPG has not issued a notice of default relating to our failure to make payments as required under the Purchase Agreement.

We did not make principal payments of $125,000 due on June 1, 2012 and September 1, 2012 and the remaining principal balance of $250,000 due on December 1, 2012 on an aggregate of $500,000 convertible debentures to three holders.  In addition, an aggregate of $84,934 in interest due on the debentures is past due as of June 30, 2013. We will attempt to restructure and extend the terms of payments due on the debenture, but can provide no assurance we will be able to do so on acceptable terms or even at all. All of these convertible debenture holders have issued a notice of default relating to our failure to pay the principal or interest due per the debenture agreement.

As of June 30, 2013, an aggregate total of $222,470 in interest due on an aggregate of $1,965,784 in convertible debentures held by nine holders is past due.  We will attempt to restructure and extend the terms of payments due on the debenture, but can provide no assurance we will be able to do so on acceptable terms or even at all. One of the nine convertible debenture holders of an aggregate of $1,000,000 in convertible debentures have  issued a notice of default relating to our failure to pay the  interest due per the debenture agreement.

Item 6.      Exhibits.

(a)         Exhibits.

Exhibit No.	Description

4.1	Promissory Note with Pinewood Trading Fund, L.P., dated August 6, 2013

4.2	Amendment to Promissory Note Agreement, dated July 1, 2013

31.1	Certificate of Robert DelVecchio, Chief Executive Officer of Assured Pharmacy, Inc., as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of Brett Cormier, Chief Financial Officer of Assured Pharmacy, Inc., as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of Robert DelVecchio, Chief Executive Officer of Assured Pharmacy, Inc., as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certificate of Brett Cormier, Chief Financial Officer of Assured Pharmacy, Inc., as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  August 14, 2013

Assured Pharmacy, Inc., a Nevada corporation

/s/ Robert DelVecchio
Name:	Robert DelVecchio
Title:	President and Chief Executive Officer (Principal Executive Officer) and Director

/s/ Brett Cormier
Name:	Brett Cormier
Title:	Chief Financial Officer (Principal Financial Officer) and Principal Accounting Officer

EXHIBIT INDEX

Exhibit No.	Description

4.1	Promissory Note with Pinewood Trading Fund, L.P., dated August 6, 2013

4.2	Amendment to Promissory Note Agreement, dated July 1, 2013

31.1	Certificate of Robert DelVecchio, Chief Executive Officer of Assured Pharmacy, Inc., as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of Brett Cormier, Chief Financial Officer of Assured Pharmacy, Inc., as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of Robert DelVecchio, Chief Executive Officer of Assured Pharmacy, Inc., as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certificate of Brett Cormier, Chief Financial Officer of Assured Pharmacy, Inc., as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.