Form 10-Q/A
period 2013-06-30
ASSURED PHARMACY, INC.
filed 2013-08-22
CIK 1100592

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

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

Explanatory Note

The purpose of this Amendment No. 1 to Assured Pharmacy, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 (the “Form 10-Q”), as filed with the Securities and Exchange Commission on August 14, 2013, is to furnish Exhibits 101 to the Form 10-Q in accordance with Rule 201(c) and Rule 405 of Regulation S-T.  Exhibits 101 provide the financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).  This Amendment No. 1 to the Form 10-Q also updates the Exhibit Index to reflect the furnishing of Exhibits 101.

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

Date:  August 22, 2013

Assured Pharmacy, Inc., a Nevada corporation

/s/ Robert DelVecchio
Name:	Robert DelVecchio
Title:	President and Chief Executive Officer (Principal Executive Officer) and Director

/s/ Brett Cormier
Name:	Brett Cormier
Title:	Chief Financial Officer (Principal Financial Officer) and Principal Accounting Officer

EXHIBIT INDEX

Exhibit No.	Description

4.1 *	Promissory Note with Pinewood Trading Fund, L.P., dated August 6, 2013

4.2 *	Amendment to Promissory Note Agreement, dated July 1, 2013

31.1 *	Certificate of Robert DelVecchio, Chief Executive Officer of Assured Pharmacy, Inc., as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 *	Certificate of Brett Cormier, Chief Financial Officer of Assured Pharmacy, Inc., as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 *	Certificate of Robert DelVecchio, Chief Executive Officer of Assured Pharmacy, Inc., as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 *	Certificate of Brett Cormier, Chief Financial Officer of Assured Pharmacy, Inc., as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS †	XBRL Instance Document
101.SCH †	XBRL Taxonomy Extension Schema Document
101.CAL †	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF †	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB †	XBRL Extension Labels Linkbase Document
101.PRE †	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed as an exhibit to the original Form 10-Q for the quarter ended June 30, 2013, filed August 14, 2013.
†
In accordance with SEC rules, this interactive data file is deemed “furnished” and not “filed” for purposes of Sections 11 or 12 of the Securities Act of 1933 and Section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under those sections or acts.