Form 10-Q
period 2013-09-30
ASSURED PHARMACY, INC.
filed 2013-11-14
CIK 1100592

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013.
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

5600 Tennyson Parkway, Suite 390, Plano, Texas 75024
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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at November 7, 2013

Common Stock, $0.001 par value	6,786,162

Form 10-Q
Assured Pharmacy, Inc.
September 30, 2013
(Unaudited)

Part I – Financial Information

Item 1 - Financial Statements.

Assured Pharmacy, Inc.
CONDENSED Consolidated Balance Sheets
SEPTEMBER 30, 2013 and DECEMBER 31, 2012

	September 30,	December 31,
	2013	2012
	(Unaudited)

ASSETS

Current Assets
Cash	$6,610	$21,298
Accounts receivable, net	263,501	333,687
Inventories	266,519	198,778
Prepaid and other current assets	383,815	135,021
Assets of discontinued operations	26,022	566,799
Total current assets	946,467	1,255,583

Other receivables, net	13,808	13,808
Property and equipment, net	77,278	45,743
Assets of discontinued operations, net	140,601	906,364

TOTAL ASSETS	$1,178,154	$2,221,498

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable and accrued expenses	2,335,183	2,194,377
Liabilities of discontinued operations	180,012	2,655,303
Unsecured convertible debentures, net of discount	2,308,333	1,661,408
Unsecured convertible debentures, related party, net of discount	546,091	509,106
Notes payable	4,038,982	547,510
Notes payable to related parties	877,000	-
Total current liabilities	10,285,601	7,567,704

Notes payable to related parties, net of current portion	-	447,000
Unsecured convertible debentures, net of current portion and discount	-	419,262
Warrant liability	289,125	274,605
TOTAL LIABILITIES	10,574,726	8,708,571

Commitments and Contingencies (see Note 7)

Stockholders' Deficit
Preferred stock; par value $0.001 per share; 5,000,000 shares authorized, 2,830 shares designated to Series A convertible, 7,745 shares designated to Series B convertible,
813 shares designated to Series C convertible

Series A convertible preferred stock; par value $0.001 per share; 2,830
shares authorized, 1,466 and 1,406 issued and outstanding, respectively	1	1

Series C convertible preferred stock; par value $0.001 per share; 813
shares authorized, 813 and 813 issued and outstanding, respectively	1	1

Series B convertible preferred stock; par value $0.001 per share; 7,745
shares authorized, 5,124 and 5,384 issued and outstanding, respectively	5	5

Common stock; par value $0.001 per share; 35,000,000 shares authorized,
6,786,162 and 4,476,846 issued and outstanding, respectively	6,787	4,477

Additional paid-in capital, net	37,478,342	36,572,314

Accumulated deficit	(46,881,708)	(43,063,871)

Stockholders' deficit	(9,396,572)	(6,487,073)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,178,154	$2,221,498

See accompanying notes to these consolidated financial statements.

Assured Pharmacy, Inc.
CONDENSED Consolidated Statements of Operations
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Sales	$926,551	$1,494,718	$4,000,052	$4,091,006

Cost of sales	708,885	1,102,027	3,087,233	3,106,716

Gross profit	217,666	392,691	912,819	984,290

Operating expenses
Salaries and related expenses	445,426	469,328	1,479,757	1,340,922
Selling, general and administrative	303,938	573,602	1,623,642	1,768,973
Total operating expenses	749,364	1,042,930	3,103,399	3,109,895

Loss from continuing operations	(531,698)	(650,239)	(2,190,580)	(2,125,605)

Other expenses
Interest expense, net	311,855	330,274	893,873	1,033,250
(Gain) or loss on change in fair value of warrant liability	(123,049)	377,430	(261,380)	275,350
Loss on change in fair value of forward contract liability	-	-	97,632	-
Loss on extinguishment of debt	-	90,205	-	90,205
Total other expenses and income	188,806	797,909	730,125	1,398,805
Net loss from continuing operations before income tax	(720,504)	(1,448,148)	(2,920,705)	(3,524,410)
Income expense (benefit)	40,880	(17,549)	313,997	18
Net loss from continuing operations, net of tax	(761,384)	(1,430,599)	(3,234,702)	(3,524,428)

Discontinued operations:
Gain or (loss) from operations of discontinued pharmacies, net of tax	(75,921)	32,590	(583,138)	(33)
Net loss	$(837,305)	$(1,398,009)	$(3,817,840)	$(3,524,461)

See accompanying notes to these consolidated financial statements.

Assured Pharmacy, Inc.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013 and 2012
(Unaudited)

	NINE MONTHS ENDED SEPTEMBER 30,
	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,817,840)	$(3,524,461)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property and equipment	29,756	24,231
Amortization of debt issuance costs	29,515	106,953
Amortization of discount on debt	264,648	548,827
Stock based compensation	540,872	808,651
Issuance of common stock in lieu of debenture interest	45,467	-
Provision (recovery) for accounts receivable doubtful accounts	(7,516)	26,740
Provision for other receivables doubtful accounts	(80,609)	(105,087)
Impairment of goodwill	697,766	-
Loss on extinguishment of debentures and notes	-	90,205
Loss on sale of property and equipment	1,028	-
Loss on change in fair value of forward contract	97,632	-
(Gain) or loss on change in fair value of warrant liability	(261,380)	275,350

Changes in operating assets and liabilities:
Accounts receivable	404,490	(63,883)
Inventories	143,686	185,781
Prepaid expenses and other current assets	(109,187)	(68,406)
Other receivables	132,936	177,768
Accounts payable and accrued liabilities	659,827	1,108,260

Net cash used in operating activities	(1,228,909)	(409,071)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(47,649)	(21,285)
Sale of property and equipment	1,000	-
Net cash used in investing activities	(46,649)	(21,285)

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from issuance of common stock	860,000	-
Proceeds from issuance of Series A preferred stock	60,000	-
Payment of issuance costs for common stock	(45,810)	-
Repayment of notes payable	(43,320)	(37,875)
Proceeds from issuance of convertible debentures	-	350,400
Proceeds from issuance of notes payable to related party	400,000	-
Payment of issuance costs for convertible debentures	-	(40,000)
Proceeds from advances on shareholder revolving note	270,500	186,500
Repayment of advances on shareholder revolving note	(240,500)	(45,820)
Net cash provided by financing activities	1,260,870	413,205

Net decrease in cash	(14,688)	(17,151)

Cash at beginning of period	21,298	23,316

Cash at end of period	$6, 610	$6,165

See accompanying notes to these consolidated financial statements.

Assured Pharmacy, Inc.
Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.           BASIS OF PRESENTATION AND PLAN OF OPERATIONS

The unaudited condensed interim consolidated financial statements as of and for the nine months ended  September 30, 2013 and 2012 have been prepared by Assured Pharmacy, Inc. (the “Company”) in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial reporting.  These consolidated statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary for a fair statement for the periods presented.  The year-end consolidated data was derived from audited financial statements but does not include all disclosures required by GAAP.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. The results of operations for the nine months ended September 30, 2013 are not necessarily indicative of the results to be expected for the full fiscal year.

These unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company and notes thereto included in the audited annual financial statements for the year ended December 31, 2012 filed as part of the Company’s Annual Report on Form 10-K on April 1, 2013.

Going Concern Considerations

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business.  As of September 30, 2013, the Company had an accumulated deficit of approximately $46.9 million and recurring losses from operations. The Company also had negative working capital of approximately $9.3 million and debt with maturities in the year ended December 31, 2013 in the amount of approximately $6.7 million as of September 30, 2013.

The Company intends to fund operations through raising additional capital through debt financing and equity issuances, increased sales on our remaining pharmacies, increased collection activity on past due other receivable balances and reduced expenses, which may be insufficient to fund its capital expenditures, working capital or other cash requirements for the year ending December 31, 2013.  In August 2013, management decided to close two pharmacies in order to reduce overall fixed pharmacy costs by 50% and concentrate our limited working capital to support the operations of the two remaining pharmacies we believe have the best prospects.  Management considered several factors in determining which two pharmacies to close, including historical financial performance, regulatory costs, current sales prospects, geographic and physical location and strength of existing physician relationships.  After consideration of these factors, management closed our Gresham and Riverside pharmacies on August 5, 2013 and August 8, 2013, respectively.  The Company is in negotiations with current debt holders to restructure and extend payment terms of the existing short term debt.  The Company is seeking additional funds to finance its immediate and long-term operations. The successful outcome of future financing activities cannot be determined at this time and there is no assurance that if achieved, the Company will have sufficient funds to execute its intended business plan or generate positive operating results. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments related to recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

In response to these financial issues, management has taken the following actions:

●	The Company is seeking to renegotiate existing debt.

●	The Company is seeking investment capital.

●	The Company is aggressively increasing collection activity on past due other receivable balances (included in assets of discontinued operations, net on the consolidated balance sheets as of September 30, 2013 and December 31, 2012).

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. Significant estimates and assumptions involved include the collectability of accounts receivable, accounting for stock based compensation and other stock based payments, convertible debt issuances, the valuation of the deferred tax asset, inventory, warrant liability and long-lived asset valuation (including goodwill).  Actual results could materially differ from these estimates.

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

Discontinued Operations

Discontinued operations include our Gresham and Riverside pharmacies that were closed in August 2013 due to our Company’s financial condition. Management considered several factors in determining which two pharmacies to close, including historical financial performance, regulatory costs, current sales prospects, geographic and physical location and strength of existing physician relationships.  After consideration of these factors, management closed our Gresham and Riverside.  These closures met the discontinued operations criteria, and according is included in discontinued operations for all periods presented.

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

For the nine months ended September 30, 2013 and 2012, the Company recognized $540,872 and $808,651 respectively, in compensation expense which is included in selling, general and administrative expenses in the accompanying consolidated statements of operations.

Fair Values of Financial Instruments

Management believes that the carrying amounts of the Company's financial instruments, consisting primarily of cash, accounts receivable, accounts payable and accrued expenses approximated their fair values at September 30, 2013 and December 31, 2012, due to their short-term nature.

The Company measures certain financial liabilities (warrant liability and forward contract liability) at fair value on a recurring basis. The Company follows a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets and liabilities (Level 1) and the lowest priority to measurements involving significant unobservable inputs (Level 3). The three levels of the fair value hierarchy are as follows:

Level 1	Measurements are quoted prices (unadjusted) in active markets for identical assets or liabilities that the company has the ability to access at the measurement date.

Level 2	Measurements are inputs other than quoted prices included in Level 1 that are observable either directly or indirectly.

Level 3	Measurements are unobservable inputs.

The fair value of the warrant liability of $289,125 as of September 30, 2013 and $274,605 as of December 31, 2012, respectively, was measured using Level 3 measurements.

Management also believes that the September 30, 2013 and December 31, 2012 interest rates associated with the notes payable approximates the market interest rates for these types of debt instruments and as such, the carrying amount of the notes payable approximates their fair value.

Common Stock Warrant Liability

The Company accounts for its common stock warrants under ASC 480, “Distinguishing Liabilities from Equity,” which requires any financial instrument, other than an outstanding share, that, at inception, embodies an obligation to repurchase the issuer’s equity shares, or is indexed to such and obligation, and it requires or may require the issuer to settle the obligation by transferring assets, would qualify for classification as a liability. The guidance required the Company’s outstanding warrants from convertible debenture private placements in the nine months ended September 30, 2013 and in the years ended December 31, 2012 to be classified as liabilities and to be fair valued at each reporting period, with the changes in fair value recognized as a change in fair value of warranty liability in the Company’s consolidated statements of operations.  Specifically, the warrants issued in connection with convertible debenture private placements in during the fiscal year 2012 and 2011 and  warrants issued in connection with common stock private placements during the nine months ended September 30, 2013, grant the warrant holder certain anti-dilution protection which provide exercise price adjustments in the event that any common stock or common stock equivalents are issued at an effective price per share that is less than the exercise price per share.  Upon exercise or expiration of the warrant, the fair value of the warrant at that time will be reclassified to equity from a liability.  The following table is a summary of the warrant liability activity measured at fair value using Level 3 inputs:

Warrant Liability

Balance at December 31, 2012	$274,605

Granted	275,900
Cancelled, forfeited or expired
Change in fair value of common stock warrants	(261,380)

Balance at September 30, 2013 (unaudited)	$289,125

Forward contracts

As part of the 2013 private placement of common stock, the Company also agreed that the 38,462 shares of common stock included in the units is subject to increase and the $0.65 per share value is subject to decrease, in each case based on the level of the Company’s consolidated net revenues that are derived during our 2013 fiscal year (the “Make-Whole Adjustments”) (see Note 4 Common Stock for further details).  The Company separately valued the forward contracts using Level 3 inputs.  The fair value of the forward contracts of $330,763 was recorded as a liability and is included in accounts payable and accrued expenses on the Consolidated Balance Sheet as of September 30, 2013.   The following table is a summary of the warrant liability activity measured at fair value using Level 3 inputs:

Forward Contract Liability

Balance at December 31, 2012	$-

Granted	233,131
Cancelled, forfeited or expired
Change in fair value of forward contracts	97,632

Balance at September 30, 2013 (unaudited)	$330,763

Goodwill

Goodwill represents the excess purchase price of an acquired entity over the net amounts assigned to assets acquired and liabilities assumed.  The Company’s goodwill relates to its acquisition of the 49% interest in API.  The Company reviews goodwill for impairment at least annually.  The annual impairment test for goodwill is a two-step process and involves comparing the estimated fair value of each reporting unit to the reporting unit’s carrying value, including goodwill.  If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered impaired, and the second step of the impairment test is unnecessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test would be performed to measure the amount of impairment loss to be recorded, if any. The Company estimated the API’s fair value based on the income approach.  The Company conducts its’ annual impairment tests in December of each year.

In August 2013, as part of our strategic re-evaluation, the Company closed the pharmacy.  Accordingly, as a result of this triggering event, the Company’s goodwill of $697,766 associated with the API pharmacies acquisition in 2006 was determined to be impaired.  The Company recorded goodwill impairment expense of $697,766 which is included in the loss from discontinued operations in the Consolidated Statement of Operations in the nine months ended September 30, 2013. (see Note 11 Discontinued Operations for further details).

3.           NOTES PAYABLE AND UNSECURED CONVERTIBLE DEBENTURES

The table below summarizes the Company’s notes payable and unsecured convertible debentures as of September 30, 2013.

	Related Party	Unrelated	Total

Secured debt	$-	$3,796,110	$3,796,110
Revolving credit facilities	477,000	-	477,000
Other notes and debt	400,000	242,872	642,872
Total notes payable	$877,000	$4,038,982	$4,915,982

Unsecured convertible
debentures, net of discount	$546,091	$2,308,333	$2,854,424

Total debt, net	$1,423,091	$6,347,315	$7,770,406

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

As part of the private placement, the investor received a warrant to purchase 238,095 shares of the Company’s common stock.  The warrant is exercisable for a period of three years from the date of issuance at an initial exercise price of $1.512, subject to adjustment for stock dividends, stock splits and related distributions.  The investor may exercise the warrant on a cashless basis if the shares of common stock underlying the warrant are not then registered pursuant to an effective registration statement.  The outstanding warrants are subject to certain anti-dilution protection clauses which provide exercise price adjustments in the event that any common stock or common stock equivalents are issued at an effective price per share that is less than the exercise price per share.  Accordingly, the fair value of the stock warrants is classified as a warrant liability on the accompanying consolidated balance sheets.  As part of the June 2012 amendment, the exercise period of the warrants was extended from three years to five years.

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

The debenture maturity dates ranged  from December 2012 to May 2013 with two periodic redemptions of twenty-five percent (25%) of the original principal amount, plus any unpaid interest and a final redemption of fifty percent (50%) of the original principal amount plus any unpaid interest due at maturity. The Company had the option to pay all or part of the initial twenty-five percent (25%) redemption amount due with shares of the Company’s common stock, subject to certain Equity Conditions, as defined in the loan agreement.  These Equity Conditions include, among others, the Company’s compliance with honoring all conversions and redemptions, payment of all liquidated damages of the debenture, an effective registration to allow for resale of the common shares and the ability to resell such common pursuant to Rule 144.

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

In September 2012, a holder of three debentures entered into an amendment agreement to extend the periodic redemption dates and maturity dates of an aggregate total of $700,000 in debentures. The extended periodic redemptions of $175,000 were due in June 2013 and September 2013 with $350,000 plus any accrued interest is due at maturity on December 1, 2013. As a result of the modification of the debenture terms, the Company recognized a loss on extinguishment of debt of $14,620.

Due to our current financial condition, we did not make the periodic redemption payments of $125,000 due on June 1, 2012 and September 1, 2012 and the final payment due of $250,000 on or before December 1, 2012 to three convertible debenture holders that did not extend.  Upon default, amounts owed become immediately payable to the debenture holder upon issuance of a notice of default.  All of the debenture holders have issued a notice of default relating to our failure to make the periodic redemption payments on June 1, 2012 or September 1, 2012 and the final payment of $250,000 due on December 1, 2012 under the debenture agreement.  Amounts are listed as current at September 30, 2013 and December 31, 2012.

The table below summarizes the debenture obligations related to the 2011 private placements as of September 30, 2013:

Debenture Maturity Date	Periodic Redemption Dates		Principal Amount	Periodic Redemption Amounts	Due at Maturity

December 2012	June 2012	September 2012	$500,000	$125,000	$250,000
December 2013	June 2013	September 2013	700,000	175,000	350,000
January 2014	July 2013	October 2013	25,000	6,250	12,500
May 2014	November 2013	February 2014	640,384	160,096	320,192
			$1,865,384	$466,346	$932,692

As part of the 2011 private placements, the investors received warrants to purchase an aggregate of 1,776,560 shares of the Company’s common stock.  The warrants are exercisable for a period of three years from the date of issuance at an initial exercise price of $1.512, subject to adjustment.  The investor may exercise the warrant on a cashless basis if the shares of common stock underlying the warrant are not then registered pursuant to an effective registration statement.  The outstanding warrants are subject to certain anti-dilution protection clauses which provide exercise price adjustments in the event that any common stock or common stock equivalents are issued at an effective price per share that is less than the exercise price per share.  Accordingly, the fair value of the stock warrants is classified as a warrant liability on the accompanying consolidated balance sheets.  As part of the June, July, and September amendments, the exercise period of warrants to purchase an aggregate of 1,300,368 shares of the Company’s common stock was increased from three years to five years.

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

As part of the private placement, the investor received a warrant to purchase 48,000 shares of the Company’s common stock.  The warrant is exercisable for a period of three years from the date of issuance at an initial exercise price of $1.512, subject to adjustment.  The investor may exercise the warrant on a cashless basis if the shares of common stock underlying the warrant are not then registered pursuant to an effective registration statement.  The outstanding warrants are subject to certain anti-dilution protection clauses which provide exercise price adjustments in the event that any common stock or common stock equivalents are issued at an effective price per share that is less than the exercise price per share.  Accordingly, the stock warrants are classified as a warrant liability on the accompanying consolidated balance sheet as of September 30, 2013 and December 31, 2012.  As part of the June 2012 amendment, the Company extended the exercise term of the warrants to five years.

The gross discount on the debenture issuance was $6,741, which is amortized on a straight line basis over the seventeen (17) month term of the loan. The effective interest rate on the debenture was initially calculated as 25.5%.  As a result of the modification of the terms of the debenture, a new effective interest rate was calculated as 21.6%.  There are no financial covenants that the Company is required to maintain.

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

As part of the private placement, the investor received a warrant to purchase 285,716 shares of the Company’s common stock.  The warrant is exercisable for a period of five years from the date of issuance at an initial exercise price of $1.512, subject to adjustment.  The investor may exercise the warrant on a cashless basis if the shares of common stock underlying the warrant are not then registered pursuant to an effective registration statement.  The outstanding warrants are subject to certain anti-dilution protection clauses which provide exercise price adjustments in the event that any common stock or common stock equivalents are issued at an effective price per share that is less than the exercise price per share. Accordingly, the stock warrants are classified as a warrant liability on the accompanying consolidated balance sheet as of September 30, 2013 and December 31, 2012.

The gross discount on the debenture issuance was $108,838, which will be amortized on a straight line basis over the seventeen (17) month term of the loan.  The effective interest rate on the debenture was calculated as 52.8%. There are no financial covenants that the Company is required to maintain.

 The table below summarizes unsecured convertible debentures and related debt discounts as of September 30, 2013:

	Related Party	Unrelated	Total

Current	$550,400	$2,415,384	$2,965,784
Non-current	-	-	-

Total	$550,400	$2,415,384	$2,965,784

Less unamortized debt discount	(4,309)	(107,051)	(111,360)

	$546,091	$2,308,333	$2,854,424

The carrying value of the unsecured debentures is presented, net of total unamortized discount of $111,360 as of September 30, 2013.   Amortization of the debt discount was recorded as interest expense which is calculated on a straight line basis over the life of the loan, which approximates the effective interest method.

Interest expense related to the unsecured convertible debentures for the nine months ended September 30, 2013 and 2012 was $658,893 and $967,691, respectively.

As of January 25, 2013, all of the convertible debenture holders consented to the acceptance of a partial ratchet anti- dilution adjustment of $0.90 per common share.   In February 2013, the Company achieved the minimum offering required in the private placement resulting in an increase of an aggregate of 990,844 common shares upon conversion of all convertible notes.

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

In February 2013, the Company entered into a secured loan agreement with our primary wholesaler. Under the terms of this agreement, the Company received a one (1) year loan of $3,828,527 with an interest rate of 6.25% per annum, with interest payable monthly. Monthly payment requirements are $27,000 per month for four consecutive months, followed by four consecutive monthly payments of $37,000, followed by three consecutive monthly payments of $42,000, with remaining principal and interest due February 1, 2014. The proceeds from the note were simultaneously exchanged for $3,534,793 in outstanding vendor invoices and $293,734 in a secured note payable with the same primary wholesaler. The note is secured by all of the assets of the Company and its subsidiaries through UCC-1 filings.  The secured loan was subsequently extended with monthly payment requirements of $42,000, with remaining principal and interest due February 1, 2016.  Due to our financial condition, we have been unable to make the scheduled payments beginning with the July 1, 2013 payment due.  Management is attempting to renegotiate the payment terms of the agreement, but no can provide no assurances that the negotiations will be successful.

As of September 30, 2013, the outstanding principal balance on the note was $3,796,110.

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

In November 2012, the Company entered into a Modification Agreement to the Revolving Line of Credit Agreement dated March 10, 2009, in which the credit limit was modified and increased from $300,000 to $500,000.

As of September 30, 2013, the outstanding balance on the revolving line was $477,000 with remaining availability of $23,000.

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

As of September 30, 2013, the outstanding principal balance on the loan was $242,872. Due to our current financial condition, we did not make the monthly installment payments of $10,000 due September 15, 2012 through June 15, 2013 and were unable to make the $213,091 payment due to TPG which includes principal and interest on or before July 15, 2013.  TPG has not issued a notice of default relating to our failure to make the monthly installment payments of $10,000 or the $213,091 final payment as required under the Purchase Agreement.  Management is attempting to renegotiate the payment terms of the agreement, but no can provide no assurances that the negotiations will be successful.

Other Agreements and Obligations

Primary Drug Wholesaler Security Interest

As part of our vendor terms and conditions with our primary drug wholesaler, our outstanding trade account balance is secured by all of the assets of the Company and it’s subsidiaries through UCC-1 Lien filings.  The Company’s outstanding trade accounts payable balance with our wholesaler as of September 30, 2013 and December 31, 2012 was approximately $30,000 and $3.5 million, respectively.

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

In February and March 2013, the Company issued a total of 60 shares of Series A Preferred at $1,000 per share for a total of $60,000 to Mosaic under the existing 2009 Securities Purchase agreement. The Company has issued a total of 559 shares of Series A Preferred for $558,500 under the 2009 Securities Purchase agreement. The net proceeds of the sales were used for general working capital purposes.  Each share of Series A Preferred was initially convertible into 695 shares of common stock, but was subsequently adjusted in February 2013 to 900 shares of common stock.   As of September 30, 2013, no shares of Series A Preferred have been converted into common stock.

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

The table below summarizes the Company’s outstanding convertible preferred stock as of September 30, 2013 and December 31, 2012:

	September 30, 2013			December 31, 2012

Convertible Preferred Stock	Number of Preferred Shares	Number of Common Shares if Converted	Weighted Average Conversion Price	Number of Preferred Shares	Number of Common Shares if Converted	Weighted Average Conversion Price

Series A Preferred	1,466	1,629,006	$0.90	1,406	1,292,492	$1.09
Series B Preferred	5,124	5,693,344	$0.90	5,384	2,993,504	$1.80
Series C Preferred	813	902,778	$0.90	813	451,750	$1.80
Total	7,403	8,225,128	$0.90	7,603	4,737,746	$1.60

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

Stock Warrants

In connection with the issuance of shares of Series A Preferred to Mosaic in 2009, the Company also issued warrants to purchase shares of common stock. The holder has the right to purchase up to 1,083,334 shares of our common stock at an exercise price equal to $0.09 per share, subject to certain adjustments for stock splits and other similar pro rata events.  The warrants may be exercised on a cashless basis at any time until June 30, 2019.  As of September 30, 2013, no warrants have been exercised.

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

As part of the private placements of convertible debentures and conversion of the 2010 secured debt  in 2011, the investors received warrants to purchase an aggregate total of 2,014,655 shares of the Company’s common stock (see Note 3 for further details).  The warrants are exercisable for a period of three years from the date of issuance at an initial exercise price of $1.512, subject to adjustment.  The estimated fair value of these warrants was determined to be $639,189 using the Lattice stock option pricing model on the issuance date, assuming that there will be no dividends, using the applicable exercisable periods, a risk-free interest rate range of (0.33% - 0.93%), and an expected stock volatility range of (65.3% - 82.1%). The investor may exercise the warrant on a cashless basis if the shares of common stock underlying the warrant are not then registered pursuant to an effective registration statement.  The outstanding warrants are subject to certain anti-dilution protection clauses which provide exercise price adjustments in the event that any common stock or common stock equivalents are issued at an effective price per share that is less than the exercise price per share.  Accordingly, the stock warrants are classified as a warrant liability on the accompanying consolidated balance sheets as of September 30, 2013 and December 31, 2012.

As part of the modifications to the 2011 convertible debentures in June, July and September 2012, the exercise period of warrants to purchase an aggregate total of 1,300,368 shares of the Company’s common stock (see Note 3 for further details) were extended from three to five years from the date of issuance at an initial exercise price of $1.512, subject to adjustment.

As part of the private placements of convertible debentures in November 2011, the placement agents received warrants to purchase an aggregate total of 129,412 shares of the Company’s common stock (see Note 3 for further details).  The warrants are exercisable for a period of three years from the date of issuance at an initial exercise price of $1.26 and $1.52 for 58,824 and 70,588 shares, respectively, subject to adjustment.  The estimated fair value of these warrants was determined to be $10,755 using the Lattice stock option pricing model on the issuance date, assuming that there will be no dividends, using the applicable exercisable periods, a risk-free interest rate of 0.41%, and an expected volatility of 65.3%.  The placement agent may exercise the warrant on a cashless basis if the shares of common stock underlying the warrant are not then registered pursuant to an effective registration statement.  The outstanding warrants are subject to certain anti-dilution protection clauses which provide exercise price adjustments in the event that any common stock or common stock equivalents are issued at an effective price per share that is less than the exercise price per share.  Accordingly, the stock warrants are classified as a warrant liability on the accompanying consolidated balance sheets as of September 30, 2013 and December 31, 2012.

As part of the private placement of convertible debentures in January 2012, the investor received warrants to purchase a total of 48,000 shares of the Company’s common stock (see Note 3 for further details).  The warrants are exercisable for a period of three years from the date of issuance at an initial exercise price of $1.512, subject to adjustment.  The estimated fair value of these warrants was determined to be $6,741 using the Lattice stock option pricing model on the issuance date, assuming that there will be no dividends, using the applicable exercisable periods, a risk-free rate of return of 0.40%, and an expected stock volatility of 62.2%. As part of the June 2012 amendment to the debenture agreement, the exercise period of the warrants were extended from three years to five years.  The investor may exercise the warrant on a cashless basis if the shares of common stock underlying the warrant are not then registered pursuant to an effective registration statement.  The outstanding warrants are subject to certain anti-dilution protection clauses which provide exercise price adjustments in the event that any common stock or common stock equivalents are issued at an effective price per share that is less than the exercise price per share.  Accordingly, the stock warrants are classified as a warrant liability on the accompanying consolidated balance sheets as of September 30, 2013 and December 31, 2012.

As part of the private placement of convertible debentures in July 2012, the investor received warrants to purchase a total of 285,716 shares of the Company’s common stock (see Note 3 for further details).  The warrants are exercisable for a period of five years from the date of issuance at an initial exercise price of $1.512, subject to adjustment.  The estimated fair value of these warrants was determined to be $108,838 using the Lattice stock option pricing model on the issuance date, assuming that there will be no dividends, using the applicable exercisable periods, a risk-free rate of return of 0.62%, and an expected stock volatility of 100.7%. The investor may exercise the warrant on a cashless basis if the shares of common stock underlying the warrant are not then registered pursuant to an effective registration statement.  The outstanding warrants are subject certain anti-dilution protection clauses which provide exercise price adjustments in the event that any common stock or common stock equivalents are issued at an effective price per share that is less than the exercise price per share.  Accordingly, the stock warrants are classified as a warrant liability on the accompanying consolidated balance sheets as of September 30, 2013.

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

As part of the 2013 private placement of common stock ending in May 2013, the investors also received warrants to purchase an aggregate of 1,323,093 shares of the Company’s common stock.   Each warrant has a term of three years and may be exercised at an initial exercise price of $0.90 per warrant share; which exercise price is, in addition to the potential Make-Whole Adjustment, subject to certain weighted average and other anti-dilution adjustments as provided in the form of warrant.  The warrants may only be exercised for cash.  However, as provided in the Registration Rights Agreement, after a date which shall be 180 days following the Final Closing Date, there will be a cashless exercise option available to the warrant holders at any time during which a registration statement providing for the resale of the warrant shares is not effective, unless the warrant shares may then be freely tradable without limitation pursuant to an exemption from the registration requirements under the Securities Act. The estimated fair value of these warrants was determined to be $243,055 using the Lattice stock option pricing model on the issuance date, assuming that there will be no dividends, using the applicable exercisable periods, a risk-free rate of return range of 0.30% - 0.40% , and an expected stock volatility range  of 56.05-60.10%. The investor may exercise the warrant on a cashless basis if the shares of common stock underlying the warrant are not then registered pursuant to an effective registration statement.  The outstanding warrants are subject certain anti-dilution protection clauses which provide exercise price adjustments in the event that any common stock or common stock equivalents are issued at an effective price per share that is less than the exercise price per share.  Accordingly, the stock warrants are classified as a warrant liability on the accompanying consolidated balance sheets as of September 30, 2013.

As part of the 2013 private placement of common stock ending in May 2013, the placement agent received warrants to purchase an aggregate of 100,924 shares of the Company’s common stock.   Each warrant has a term of five years and may be exercised at initial exercise prices of $0.65 and $0.90 per warrant share; which exercise price is, in addition to the potential Make-Whole Adjustment, subject to certain weighted average and other anti-dilution adjustments as provided in the form of warrant.  The warrants may only be exercised for cash.  However, as provided in the Registration Rights Agreement, after a date which shall be 180 days following the Final Closing Date, there will be a cashless exercise option available to the warrant holders at any time during which a registration statement providing for the resale of the warrant shares is not effective, unless the warrant shares may then be freely tradable without limitation pursuant to an exemption from the registration requirements under the Securities Act. The estimated fair value of these warrants was determined to be $32,845 using the Lattice stock option pricing model on the issuance date, assuming that there will be no dividends, using the applicable exercisable periods, a risk-free rate of return of 1.41%, and an expected stock volatility of 81.2%. The investors may exercise the warrant on a cashless basis if the shares of common stock underlying the warrant are not then registered pursuant to an effective registration statement.  The outstanding warrants are subject certain anti-dilution protection clauses which provide exercise price adjustments in the event that any common stock or common stock equivalents are issued at an effective price per share that is less than the exercise price per share.  Accordingly, the stock warrants are classified as a warrant liability on the accompanying consolidated balance sheets as of September 30, 2013.

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

Expected Term

The Company uses the related exercise period of the warrant or option as the expected term.

A summary of the warrants issued in connection with financing transactions is presented in the table below:

	Number of Shares	Weighted Average Exercise Price

Outstanding and Exercisable at December 31, 2012	3,561,116	$1.08

Granted	1,424,017	$0.89
Exercised	-	$-
Cancelled, forfeited or expired	-	$-
Anti-dilution adjustments:
Initial grant	(2,477,782)	$1.51
Initial grant re-pricing	2,477,782	$0.90
Additional warrants granted	1,669,056	$0.90
Outstanding and Exercisable at September 30, 2013	6,654,189	$0.77

The following table summarizes information about warrants outstanding and exercisable as of September 30, 2013:

	Outstanding			Exercisable

Range of Exercise Price	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)

$0.09	1,083,334	$0.09	5.75	1,083,334	$0.09	5.75

$0.65	50,462	$0.65	4.67	50,462	$0.65	4.67

$0.90	5,520,393	$0.90	2.62	5,520,393	$0.90	2.62

5.           STOCK BASED COMPENSATION

Restricted Shares of Common Stock

During the nine months ended September 30, 2013, the Company granted 650,000 restricted share grants to consultants as compensation for services.  We subsequently terminated the contract of one consultant resulting in a forfeiture of 105,000 common shares.  A summary of the activity of restricted shares of common stock for the nine months ended September 30, 2013 is as follows:

	Directors		Shares for Services

	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value

Non-vested on Dec 31, 2012	-	$-	-	$-

Granted	-	-	650,000	0.83
Vested	-	-	(545,000)	0.83
Forfeited	-	-	(105,000)	0.90

Non-vested on September 30, 2013	-	$-	-	$-

The Company recognized $283,188 and $485,391 in stock compensation expense related to restricted share grants and is included in selling, general and administrative expenses in the consolidated statement of operations for the nine months ended September 30, 2013, and 2012, respectively.  As of September 30, 2013, unrecognized compensation cost related to restricted share grants was $166,562 and the related weighted-average period over which it is to be amortized is approximately seven  (7) months.

Stock Warrants

Historically, the Company granted warrants to purchase common stock to employees and consultants as compensation for services.  The Company granted an aggregate total of 1,200,000 warrants to purchase common stock to consultants during the nine month period ended September 30, 2013.  We subsequently terminated the contract of one consultant resulting in the cancellation of 600,000 warrants to purchase common stock.  The Company amortizes the fair value of the stock warrants to expense ratably over the related service period.

The following table summarizes the warrants outstanding and the number of shares of common stock subject to exercise as of September 30, 2013 and the changes therein during the nine months there ended:

	Shares	Services Weighted Average Exercise Price

Outstanding and Exercisable at December 31, 2012	250,000	$1.69

Warrants granted	1,200,000	0.65
Warrants exercised	-	-
Warrants expired/cancelled	(600,000)	0.65

Outstanding and Exercisable at September 30, 2013 (unaudited)	850,000	$0.96

The following table summarizes information about stock warrants outstanding and exercisable as of September 30, 2013:

	Outstanding			Exercisable

Range of Exercise Price	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)

$0.65	600,000	$0.65	4.56	600,000	$0.65	4.56
$1.52 - $1.80	250,000	$1.69	2.73	250,000	$1.69	2.73

Stock compensation expense related to stock warrants for the nine months ended September 30, 2013 and 2012 was $142,222 and $27,475, respectively. As of September 30, 2013, unrecognized compensation cost related to stock warrant awards was $21,468 and the related weighted-average period over which it is to be amortized is approximately one (1) month.

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

In May 2012, the Company awarded 525,000 options to purchase common stock under the 2012 Incentive Compensation Plan.  The following table summarizes the stock options outstanding and the number of shares of common stock subject to exercise as of September 30, 2013 and the changes therein during the nine months then ended:

	Options Outstanding		Options Exercisable
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Outstanding at December 31, 2012	1,840,556	$0.66	1,576,667	$0.66

Options granted	-	-	-	-
Options vested	-	-	263,889	0.68
Options exercised	-	-	-	-
Options expired/cancelled	-	-	-	-

Outstanding at September 30, 2013	1,840,556	$0.66	1,840,556	$0.66

The following table summarizes information about stock options outstanding and exercisable as of September 30, 2013:

	Outstanding			Exercisable

Exercise Price	Stock Options Outstanding	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term in Years	Stock Options Exercisable	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term in Years

$0.60	525,000	$0.60	8.61	525,000	$0.60	8.61
$0.68	1,305,556	$0.68	7.50	1,305,556	$0.68	7.50
$1.26	10,000	$1.26	6.45	10,000	$1.26	6.45

The Company recorded $115,462 and $295,785 in stock based compensation expense related to stock options for the nine months ended September 30, 2013 and 2012, respectively.  As of September 30, 2013, there was no unrecognized compensation cost related to stock option awards.

The Company has reserved at total of 2,690,556 shares of its common stock for incentive stock option and warrant awards outstanding to employees and consultants.  The Company does not expect to repurchase shares during the year 2013.

6.     RELATED PARTY TRANSACTIONS

Transactions with related parties and their affiliates are made in the ordinary course of business on substantially the same terms and conditions, including interest rates and collateral, as those prevailing at the same time for comparable transactions with other unaffiliated third parties, and do not, in the opinion of management, involve more than normal credit risk or present other unfavorable features.  For the nine months ended September 30, 2013 and 2012, related parties include the following:

●	Robert DelVecchio, an officer and a member of the board of directors of the Company and his affiliate Brockington Securities, Inc. (collectively, "DelVecchio").

●
Mosaic Capital Advisors, LLC, directly appointed directors and owner of approximately 96% of the Company’s Series A Preferred as September 30, 2013 and December 31, 2012, respectively, and its affiliated entities Mosaic Financial Services (“MFS”), LLC, Mosaic Private Equity Fund, L.P., Mosaic Capital Management, Ltd. and its affiliated accredited investor (collectively, “Mosaic”).

●	Pinewood Trading Company, owner of approximately 11% of the Company’s Series B Preferred as September 30, 2013 and 2012, respectively, and its managing partner Jack E. Brooks.

Outstanding debt to related parties consisted of the following at September 30, 2013:

	DelVecchio	Mosaic	Pinewood	Total

Notes payable - revolving	$477,000	$-	$-	$477,000
Notes payable – short term	-	-	400,000	400,000
Unsecured convertible debentures, net	-	500,000	46,091	546,091
Accrued interest	18,070	194,356	8,693	221,119

	$495,070	$694,356	$454,784	$1,644,210

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

On October 25, 2013, a lawsuit was filed by Westlake Gresham North, LLC in the Circuit Court of the State of Oregon.  The lawsuit arises from allegations that Assured Pharmacy Gresham, Inc. and Assured Pharmacy, Inc. are in breach of contract of a lease agreement and is claiming $123,234 in damages.  Management is attempting to renegotiate the terms of the agreement.

On August 21, 2013, AQR Opportunistic Premium Offshore Fund, L.P., and CNH Diversified Opportunities Master Account, L.P. commenced an action New York Supreme Court, County of New York, by filing a Motion for Summary Judgment in Lieu of Complaint to recover money allegedly owed by Assured Pharmacy, Inc. under tow 16% Convertible Debentures issued in and around 2011 in a private placement.  Assured filed a Notice of Removal on September 19, 2013, to have the action removed to the United States District Court for the Southern District of New York which has been approved.  The lawsuit is currently pending an Order on the Plaintiff’s Motion for Summary Judgment in Lieu of Complaint.

8.   SUPPLEMENTAL CASH FLOW FINANCIAL INFORMATION

The supplemental disclosure requirements for the statements of cash flows are as follows:

	Nine Months Ended
	September 30,
	2013	2012

Cash paid during the period for:

Interest	$214,313	$276,697

Non-cash investing and financing activities during the period:

Conversion of Series A preferred into common stock	$-	$150,000
Conversion of Series B preferred into common stock	$260,000	$25,000
Conversion of vendor payable into secured note payable	$3,534,793	$-
Cancellation of secured notes payable in refinancing	$293,734	$-
Common stock warrants issued with common stock	$243,055	$-
Extinguishment of convertible debentures in refinancing	$-	$1,265,384
Extinguishment of stock warrants in refinancing	$-	$88,536
Common stock warrants issued for placement fees	$32,845	$-
Forward contract issued with common stock	$233,131	$-
Common stock warrants issued with convertible debentures	$-	$511,765

9.     LOSS PER COMMON SHARE

The following is a reconciliation of the numerators and denominators of the basic and diluted loss per common share computations for the three and nine months then ended:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Numerator for basic and diluted loss per common share:

Net loss to common stockholders from continuing operations, net of tax	$(761,384)	$(1,430,599)	$(3,234,702)	$(3,524,428)

Net loss from discontinuing operations, net of tax	$(75,921)	$32,590	$(583,138)	$(33)

Net loss to common stockholders	$(837,305)	$(1,398,009)	$(3,817,840)	$(3,524,461)

Denominator for basic and diluted loss per common share:

Weighted Average Number of Shares Outstanding	6,339,259	4,298,150	5,691,052	4,077,600

Basic and diluted loss per common share from continuing operations	$(0.12)	$(0.33)	$(0.57)	$(0.86)

Basic and diluted loss per common share from discontinued operations	$(0.01)	$0.01	$(0.10)	$(0.00)

Basic and diluted loss per common share	$(0.13)	$(0.33)	$(0.67)	$(0.86)

Due to their anti-dilutive effect, the potential common shares have been excluded from the computation of diluted loss per share:

	September 30,
	2013	2012

Warrants	7,504,189	3,811,119
Stock options	1,840,556	1,840,556
Convertible notes	3,295,322	2,304,478
Series A Preferred	1,629,006	1,292,492
Series B Preferred	5,693,344	2,993,504
Series C Preferred	902,778	451,750

	20,865,195	12,693,899

10.     INCOME TAXES

Due to losses incurred for the nine months ended September 30, 2013 and 2012, there is no current provision for income taxes.

The utilization of some or all of the Company’s net operating losses may be restricted in the future by a significant change in ownership as defined under the provisions of Section 382 of the Internal Revenue Code of 1986, as amended. In addition, utilization of the Company’s California net operating losses for the years prior to 2008 may only be carried forward ten (10) years under State law. The Company’s estimate of the potential outcome of any uncertain tax issue is subject to management’s assessment of relevant risks, facts, and circumstances existing at that time, pursuant to ASC 740. ASC 740 requires a more-likely-than-not threshold for financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. At January 1, 2007, (adoption date), and at September 30, 2013, there were no unrecognized tax benefits.

The federal statute of limitations remains open for tax years 2009 through 2012. State jurisdictions generally have statutes of limitations ranging from three to five years. The Company is no longer subject to state income tax examinations by tax authorities for years before 2008.

Any interest and penalties associated with tax positions taken by the Company would be recorded as a component of other expenses in the consolidated statement of operations.  For the nine months ended September 30, 2013 and 2012, there were no amounts recorded for interest and penalties.

11.  DISCONTINUED OPERATIONS:

As a result of our financial condition and inability to secure additional funding or significantly improve our liquidity position management reevaluated its strategic plan.  Management developed and implemented a plan to scale back operations.  We cannot continue to support the working capital needs of four pharmacies.  As a result, management has decided to close two pharmacies in order to reduce overall fixed pharmacy costs by 50% and concentrate our limited working capital to support the operations of the two remaining pharmacies we believe have the best prospects.   Management considered several factors in determining which two pharmacies to close, including historical financial performance, regulatory costs, current sales prospects, geographic and physical location and strength of existing physician relationships.  After consideration of these factors, management closed our Gresham and Riverside pharmacies on August 5, 2013 and August 8, 2013, respectively.

We recorded approximately $743,317 in expenses related to the closing of the facilities which included lease costs, asset impairment and goodwill impairment in the nine months ended September 30, 2013.  These closures met the discontinued operations criteria, and according is included in discontinued operations for all periods presented.  The Company’s Gain or (loss) from operations of discontinued pharmacies, net of tax benefit for the three and nine months ended September 30, 2013 and 2012, respectively are detailed as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Sales	$162,806	$2,031,215	$2,270,536	$6,746,419

Cost of sales	119,864	1,570,420	1,726,658	5,385,165

Gross profit	42,942	460,795	543,878	1,361,254

Operating expenses	157,793	393,159	731,100	1,307,605

Impairment of goodwill	-	-	697,766	-

Loss from discontinued operations	(114,851)	67,636	(884,988)	53,649

Other expenses
Interest expense, net	1,950	17,497	12,147	53,700
Income tax - (benefit) expense	(40,880)	17,549	(313,997)	(18)
Gain or (loss) from operations of discontinued pharmacies, net of tax	$(75,921)	$32,590	$(583,138)	$(33)

The Company’s assets and liabilities for discontinued operations included in the consolidated balance sheet at September 30, 2013 and December 31, 2012 are detailed as follows:

	September 30,	December 31,
	2013	2012
	(Unaudited)

ASSETS

Current Assets
Accounts receivable, net	$16,470	$343,259
Inventories	-	211,427
Prepaid and other current assets	9,552	12,113
Assets of discontinued operations	26,022	566,799

Other receivables, net	140,601	192,928
Property and equipment, net	-	15,670
Goodwill	-	697,766
Assets of discontinued operations, non-current, net	$140,601	$906,364

LIABILITIES

Current Liabilities
Accounts payable and accrued expenses	180,012	2,655,303
Liabilities of discontinued operations	$180,012	$2,655,303

12.     SUBSEQUENT EVENTS:

The Company has performed a review of events subsequent to the financial condition date through November 11, 2013, the date the financial statements were available to be issued.

On October 29, 2013, we filed a Proxy Statement on Schedule 14A with the Securities and Exchange Commission. The Board of Directors has submitted several actions to be taken by consent in lieu of a meeting in order to facilitate future financings including:

1.	Amend and restate the Articles of Incorporation of the Company to increase the authorized number of shares of Common stock available for issuance from 35,000,000 to 100,000,000.
2.
Create and designate a class of Preferred Stock called the “Series D Preferred Stock,” consisting of 15,000 shares of stock, par value $0.001 per share, and designate to such class of stock those rights as described in that certain Certificate of Designation.

The Board of Directors believes increasing the Company’s authorized Common Stock from 35,000,000 to 100,000,000 provides greater flexibility with respect to future transactions, including joint ventures, raising capital, acquisitions and other general corporate purposes. In the event the proposed increase is approved, each additional share of Common Stock authorized by the amendment to the Articles of Incorporation will have the same rights and privileges as each share of Common Stock currently authorized or outstanding. If this proposal is rejected, the Company may have insufficient authorized and unissued outstanding shares of Common Stock to take advantage of potential business opportunities.

The Company is increasing the number of common shares authorized to ensure there are sufficient shares available to accommodate  the conversion rights of the preferred shares.  The Series D Preferred Stock described  below, designates that any one share of Series D Preferred Stock may, at the option of the holder, be converted at any time into 2,000 fully-paid and non-assessable shares of Common Stock.

The Board of Directors believes it to be in the best interest of the Company to create and designate a class of Preferred Stock called the “Series D Preferred Stock,” consisting of 15,000 shares of stock, par value $0.001 per share, and designate to such class of stock those rights and preferences as described in the proposed Certificate of Designation.  We believe the proposed Series D Preferred Stock rights, privileges and preferences will be highly attractive to potential investors and, if approved and designated, could raise significant capital for the Company.

The proposed designation of the Series D Preferred Stock adversely alters and affects the rights of our Common Stockholders. Pursuant to the proposed terms of the Series D Preferred Stock, the initial investor must approve certain corporate actions of the Company, regardless of the total Common Stock votes for or against such actions. Such actions include, but are not limited to: any increase or decrease in the authorized number of shares of Common Stock or Preferred Stock; the delisting of any of the Company’s securities from the OTCQB or any national securities exchange; any redemption or repurchase with respect to the Common Stock or Preferred Stock; any liquidation, dissolution or winding-up of the business and affairs of the Company; any material modification or deviation from the Company’s annual business plan and operating budget; any payment or declaration of a dividend or other distribution on any shares of Common Stock or Preferred Stock made by the Board of Directors; and any change in the principal business of the Company. In addition to the foregoing, holders of the Series D Preferred Stock have the right to elect one director of the Company so long as at least 35% of the Series D Preferred Stock are issued and outstanding.

Upon shareholder approval, the Company plans to issue Series D Preferred Stock to certain investors for $1,000 per share for an aggregate purchase price of up to $3,000,000. For each share of Series D Preferred Stock purchased, two five-year warrants will be issued as follows: (i) a Series A Warrant to purchase 2,000 shares of the Company’s common stock, par value $0.001 per share (“Common Stock”) and (ii) a Series B Warrant to purchase 2,000 shares of Common Stock.

The Company is in negotiations with Pinewood Trading Fund, L.P. (the “Pinewood”) for the purchase of Series D Preferred Stock through a Securities Purchase Agreement (the “Transaction”). As part of the terms of the Transaction, Pinewood shall provide, at its discretion, $200,000 per month for five months beginning in August to the Company to purchase shares of Series D Preferred Stock, and has already provided $800,000 to the Company in exchange for promissory notes. Other investors shall have until November 30, 2013 to provide funding to the Company pursuant to the same Transaction terms. The Transaction is condition on the Company soliciting the holders of the unsecured debentures to tender their 16% Senior Convertible Debentures in an issuer tender offer to exchange them for one of two options which are:

Option #1: The issuance of restricted shares of common stock for the settlement of the balance of the Eligible Debenture, which shall consist of principle plus the currently outstanding unpaid interest as of September 30, 2013, at $0.60 per share with the issuance of new warrants to purchase common stock (the “New Warrants”) at an exercise price of $0.60 per share for the first twelve (12) months following the closing date of the issuer tender offer (the “Tender Offer”) and $0.75 thereafter for the remainder of the New Warrant’s term, with such term to be an extension of the term of the Eligible  Warrant by an additional three (3) years; or

Option #2: The issuance of amended and restated debentures (the “New Debentures”) which include the principal balance plus all accrued and unpaid interest as of September 30, 2013 of the Eligible Debentures with a reduction of the interest rate from sixteen percent (16%) to ten percent (10%), the extension of the maturity date for an additional three (3) years past the Eligible Debenture’s maturity date, reduction of the conversion price to $0.75 per share, and execution of a subordination agreement pursuant to which the Company will make no further payments to the debt holders until such time as the redemption of certain Series D Preferred Stock (to be designated) has been made in full (“Subordination Agreement”) and the issuance of New Warrants, the expiration date of which shall be 3 years past the expiration date set forth in the Eligible Warrants and a reduction of the conversion price to $0.75 per share.

In addition, Pinewood may, but is not obligated to, nominate one (1) Director to add to the Company’s existing Board currently comprised of four (4) people (for a total of five (5) directors).  The Company is further restricted, precluded, and prohibited from increasing the number of directors beyond 4 (or 5 should Pinewood elect to nominate a director) without the consent of Pinewood.  This gives Pinewood the ability without restriction or notice to install a board member at any time, subject to applicable law, at the Pinewoods’ sole discretion.

On October 21, 2013, we filed a Tender Offer Statement on Schedule TO with the Securities and Exchange Commission, to offer the exchange certain of its outstanding 16% Senior Convertible Debentures (the “Original Debenture” or “Eligible Debenture”) and accompanying warrants to purchase common stock (the “Eligible Warrants,” “Original Warrants” or “Eligible Warrants”) for either Option #1 or Option #2 listed above.

The Tender Offer will expire at 11:59 p.m. (Eastern Time) on November 19, 2013 unless extended by the Company.

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

These forward-looking statements are subject to risks, uncertainties and other factors, many of which are outside of our control, that could cause actual results to differ materially from the results discussed in the forward-looking statements.   Some of the factors that we believe could affect our results include:

●	limitations on our ability to continue operations and implement our business plan; scaling back our operations to include closing our Gresham and Riverside locations;
●	our history of operating losses;
●	our inability to make timely payments to TPG;
●	our inability to make timely payments to convertible debenture and secured debt holders;
●	the timing of and our ability to obtain financing on acceptable terms;
●	dependence on key supplier;
●	dependence on third-party payors;
●	the effects of changing economic conditions;
●	the loss of members of the management team or other key personnel;
●	changes in governmental laws and regulations, or the interpretation or enforcement thereof and related compliance costs;
●	competition from larger, more established companies with greater economic resources than we have;
●	costs and other effects of legal and administrative proceedings, settlements, investigations and claims, which may not be covered by insurance; and
●	control by our principal equity holders.

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

As of September 30, 2013, we had two operating pharmacies, each of which are wholly owned through subsidiaries. The opening date and locations of our two pharmacies operating as of September 30, 2013 are as follows:

Location	Opening Date

Kirkland, Washington	August 11, 2004

Leawood, Kansas	November 28, 2011

The table set forth below summarizes the number of prescriptions dispensed by our two operating pharmacies during the periods indicated.

	Three months ended	Three months ended	Nine months ended	Nine months ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012

Total Number of Prescriptions1	9,898	13,512	37,480	36,181

Total Number of Patients Serviced 2	5,532	6,455	19,788	16,341

1	“Total Number of Prescriptions” equals the total number of prescriptions dispensed by our operating pharmacies and delivered to or picked up by the customer.

2	“Total Number of Patients Serviced” equals the total number of patients serviced measured on a monthly basis.

Recent Developments

Our current financial condition and inability to secure additional funding or significantly improve our liquidity position caused  management to reevaluate its strategic plan.  In an attempt to avoid ceasing operations, management has developed and is implementing a plan to scale back operations.  We cannot continue to support the working capital needs of four pharmacies.  As a result, management has decided to close two pharmacies in order to reduce overall fixed pharmacy costs by 50% and concentrate our limited working capital to support the operations of the two remaining pharmacies we believe have the best prospects.   Management considered several factors in determining which two pharmacies to close, including historical financial performance, regulatory costs, current sales prospects, geographic and physical location and strength of existing physician relationships.  After consideration of these factors, management closed our Gresham and Riverside pharmacies on August 5, 2013 and August 8, 2013, respectively.

Management believes that our current corporate infrastructure can efficiently support up to a total of twelve operating pharmacies.  Corporate infrastructure includes executive management, centralized support services, accounting, finance, information systems, human resources, payroll and compliance to support each pharmacy's operations.  In light of these actions to scale back our operations, the costs to support our existing corporate infrastructure remain significant when allocated over the operations of two remaining pharmacies.  In order to align the costs of our current corporate infrastructure with our scaled back operations, management has implemented cost reduction initiatives including staffing reductions, deferral of senior management compensation by approximately fifty percent and reduced operating costs at our two remaining pharmacies.

Management is continuing to pursue additional financing to implement our strategic plan, which includes opening additional pharmacies and is described more fully below.  There can be no assurance that such additional financing will be available to us on acceptable terms, or at all.

In October 2013, we filed a Proxy Statement on Schedule 14A with the Securities and Exchange Commission. The Board of Directors has submitted several actions to be taken by consent in lieu of a meeting in order to facilitate future financings, including:

1.     Amend and restate the Articles of Incorporation of the Company to increase the authorized number of shares of Common stock available for issuance from 35,000,000 to 100,000,000.
2.     Create and designate a class of Preferred Stock called the “Series D Preferred Stock,” consisting of 15,000 shares of stock, par value $0.001 per share, and designate to such class of stock those rights as described in that certain Certificate of Designation.

The Board of Directors believes increasing the Company’s authorized Common Stock from 35,000,000 to 100,000,000 provides greater flexibility with respect to future transactions, including joint ventures, raising capital, acquisitions and other general corporate purposes. In the event the proposed increase is approved, each additional share of Common Stock authorized by the amendment to the Articles of Incorporation will have the same rights and privileges as each share of Common Stock currently authorized or outstanding. If this proposal is rejected, the Company may have insufficient authorized and unissued outstanding shares of Common Stock to take advantage of potential business opportunities.

The Company is increasing the number of common shares authorized to ensure there are sufficient shares available to accommodate  the conversion rights of the preferred shares.  The Series D Preferred Stock described  below, designates that any one share of Series D Preferred Stock may, at the option of the holder, be converted at any time into 2,000 fully-paid and non-assessable shares of Common Stock.

The Board of Directors believes it to be in the best interest of the Company to create and designate a class of Preferred Stock called the “Series D Preferred Stock,” consisting of 15,000 shares of stock, par value $0.001 per share, and designate to such class of stock those rights and preferences as described in the proposed Certificate of Designation.  We believe the proposed Series D Preferred Stock rights, privileges and preferences will be highly attractive to potential investors and, if approved and designated, could raise significant capital for the Company.

The proposed designation of the Series D Preferred Stock adversely alters and affects the rights of our Common Stockholders. Pursuant to the proposed terms of the Series D Preferred Stock, the initial investor must approve certain corporate actions of the Company, regardless of the total Common Stock votes for or against such actions. Such actions include, but are not limited to: any increase or decrease in the authorized number of shares of Common Stock or Preferred Stock; the delisting of any of the Company’s securities from the OTCQB or any national securities exchange; any redemption or repurchase with respect to the Common Stock or Preferred Stock; any liquidation, dissolution or winding-up of the business and affairs of the Company; any material modification or deviation from the Company’s annual business plan and operating budget; any payment or declaration of a dividend or other distribution on any shares of Common Stock or Preferred Stock made by the Board of Directors; and any change in the principal business of the Company. In addition to the foregoing, holders of the Series D Preferred Stock have the right to elect one director of the Company so long as at least 35% of the Series D Preferred Stock are issued and outstanding.

Upon shareholder approval, the Company plans to issue Series D Preferred Stock to certain investors for $1,000 per share for an aggregate purchase price of up to $3,000,000. For each share of Series D Preferred Stock purchased, two five-year warrants will be issued as follows: (i) a Series A Warrant to purchase 2,000 shares of the Company’s common stock, par value $0.001 per share (“Common Stock”) and (ii) a Series B Warrant to purchase 2,000 shares of Common Stock.

The Company is in negotiations with Pinewood Trading Fund, L.P. (the “Pinewood”) for the purchase of Series D Preferred Stock through a Securities Purchase Agreement (the “Transaction”). As part of the terms of the Transaction, Pinewood shall provide, at its discretion, $200,000 per month for five months beginning in August to the Company to purchase shares of Series D Preferred Stock, and has already provided $800,000 to the Company in exchange for promissory notes. Other investors shall have until November 30, 2013 to provide funding to the Company pursuant to the same Transaction terms. The Transaction is condition on the Company soliciting the holders of the unsecured debentures to tender their 16% Senior Convertible Debentures in an issuer tender offer to exchange them for one of two options which are:

Option #1: The issuance of restricted shares of common stock for the settlement of the balance of the Eligible Debenture, which shall consist of principle plus the currently outstanding unpaid interest as of September 30, 2013, at $0.60 per share with the issuance of new warrants to purchase common stock (the “New Warrants”) at an exercise price of $0.60 per share for the first twelve (12) months following the closing date of the issuer tender offer (the “Tender Offer”) and $0.75 thereafter for the remainder of the New Warrant’s term, with such term to be an extension of the term of the Eligible  Warrant by an additional three (3) years; or

Option #2: The issuance of amended and restated debentures (the “New Debentures”) which include the principal balance plus all accrued and unpaid interest as of September 30, 2013 of the Eligible Debentures with a reduction of the interest rate from sixteen percent (16%) to ten percent (10%), the extension of the maturity date for an additional three (3) years past the Eligible Debenture’s maturity date, reduction of the conversion price to $0.75 per share, and execution of a subordination agreement pursuant to which the Company will make no further payments to the debt holders until such time as the redemption of certain Series D Preferred Stock (to be designated) has been made in full (“Subordination Agreement”) and the issuance of New Warrants, the expiration date of which shall be 3 years past the expiration date set forth in the Eligible Warrants and a reduction of the conversion price to $0.75 per share.

In addition, Pinewood may, but is not obligated to, nominate one (1) Director to add to the Company’s existing Board currently comprised of four (4) people (for a total of five (5) directors).  The Company is further restricted, precluded, and prohibited from increasing the number of directors beyond 4 (or 5 should Pinewood elect to nominate a director) without the consent of Pinewood.  This gives Pinewood the ability without restriction or notice to install a board member at any time, subject to applicable law, at the Pinewoods’ sole discretion.

The Tender Offer will expire at 11:59 p.m. (Eastern Time) on November 19, 2013 unless extended by the Company.

We are also attempting to extend the maturity date of all outstanding debt securities due in the years 2012 and 2013, but can provide no assurance that the holders of such securities will agree to extend the maturity date on these securities on acceptable terms.  We are also discussing the possibility of these debt holders converting the securities into equity.  If our debt holders choose not to convert certain of these securities into equity, we will need to repay such debt, or reach an agreement with the debt holders to extend the terms thereof.  If we are forced to repay the debt, this need for funds would have a material adverse impact on our business operations, financial condition and prospects, would threaten our ability to operate as a going concern and may force us to seek bankruptcy protection.

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

The foundation for our plan to increase sales at our existing two pharmacies is based on increasing our outreach program to physicians, more effectively communicating to them the risk management and service benefits that our business model provides and increasing our customer retention rate.  Presently, our customer retention rates are adversely impacted by our inability to purchase inventory necessary to fill every prescription we receive.  We believe that our customer retention rates can be strengthened by increasing our inventory levels and expanding our purchasing capacity with existing and new drug suppliers. Since the majority of our pharmacies’ operating expenses are fixed expenses, we expect any increase in revenue to have a positive impact on our consolidated operating results.  Management believes that the infrastructure of our existing pharmacies can support increase prescription production volume by as much as an additional 75% - 100% without incurring any significant additional operating expenses, but there can be no assurances in this regard.

The implementation of the foregoing plan to increase sales at our existing pharmacies and open additional pharmacies is entirely dependent on our ability to obtain additional financing and improve our liquidity position.  If we are not able to secure additional financing, the implementation of our business plan will be further delayed and our ability to expand and develop additional pharmacies will be impaired.  We are currently seeking a minimum of $1.7 million in additional funding through equity financing arrangements in addition to the debt restructuring described below, but there can be no assurance that such additional financing will be available to us on acceptable terms, or at all.  Management has registered a class of our common stock under the Securities Exchange Act of 1934, as amended, and believes that filing periodic public reports with the SEC will enhance our ability to secure financing under acceptable terms.

Our business is highly leveraged and the successful implementation of the foregoing plan necessitates that we reach an agreement with our existing debt holders to extend the maturity date of debt securities which came due in 2012 and 2013.  As of September 30, 2013, we had $548,580 in debt securities which were due in the year 2012, which included $500,000 in principal amount of unsecured convertible debentures.    We are attempting to extend the maturity date of all outstanding debt securities due in the years 2012 and 2013, but can provide no assurance that the holders of such securities will agree to extend the maturity date on these securities on acceptable terms.  We are also discussing the possibility of these debt holders converting the securities into equity.  If our debt holders choose not to convert certain of these securities into equity, we will need to repay such debt, or reach an agreement with the debt holders to extend the terms thereof.  If we are forced to repay the debt, this need for funds would have a material adverse impact on our business operations, financial condition and prospects, would threaten our ability to operate as a going concern and may force us to seek bankruptcy protection.

We currently have approximately $838,271 in gross receivables due from various workers’ compensation carriers in the State of California. These receivables are primarily related to worker’s compensation claims from insurance carriers for prescription medications dispensed to injured workers in the State of California by our discontinued pharmacies in Santa Ana and Riverside, California.  The delay in payment typically arises due to monetary disputes between the claimant and the employer and/or the employer’s insurance carrier. The settlement period for such dispute cases can range from one year to ten years.  Management estimates the net realizable value of the other receivables to be approximately $154,000.  On April 1, 2010, we discontinued dispensing medication to California worker’s compensation customers whose claims could not be authorized and billed electronically.  This change was due to lower profit margins and cash flow constraints that are associated with the manual authorization and billing process.  We have engaged a collection firm that specializes in the collection of these type of receivables to aggressively collect these past due receivables.   We expect that any recovery of these outstanding receivables will improve our overall operating cash flow, but we can make no assurances in this regard.

Company Information

Our principal office is located at 5600 Tennyson Parkway, Suite 390, Plano, Texas 75024 and our phone number is 972-473-4033.  We maintain a website at www.assuredrxservices.com. Information contained on our website is not a part of, and is not incorporated by reference into, this report.

Results of Operations

Three Months Ended September 30, 2013 Compared to Three Months Ended September 30, 2012

The following table sets forth for the periods indicated certain items from our Consolidated Statement of Operations as a percentage of current sales:

	Three Months Ended September 30,
	2013	2012

Sales	100.0%	100.0%
Cost of sales	76.5	73.7
Gross profit	23.5	26.3
Operating expenses
Salaries and related expenses	48.1	31.4
Selling, general and administrative	32.8	38.4
Total operating expenses	80.9	69.8
Loss from operations	-57.4	-43.5
Other expenses
Interest expense, net	33.7	22.1
Gain or (loss) on change in fair value of warrant liability	-13.3	25.3
Loss on extinguishment of debt	-	6.0
Loss on change in fair value of forward contract liability	-	-
Total other expenses and income	20.4	53.4
Net loss from continuing operations before income tax	-77.8	-96.9
Income taxes	4.4	-1.2
Net loss from continued operations, net of tax	-82.2	-95.7
Net loss from discontinued operations, net of tax	-8.2	2.2
Net loss	-90.4	-93.5

Sales

Our total sales reported for the three months ended September 30, 2013 was $926,551, a 38.0% decrease from $1,494,718 for the three months ended September 30, 2012. Our sales for the three months ended September 30, 2013 and 2012 was generated primarily from the sale of prescription drugs through our pharmacy operations and to a much lesser extent fees from management services provided.

Our total sales from pharmacy operations for the three months ended September 30, 2013 was $926,551, a 36.5 % decrease from $1,458,594 for the three months ended September 30, 2012. Sales per prescription dispensed was approximately $94 per prescription for the three months ended September 30, 2013, a 13.3% decrease from approximately $108 per prescription for the three months ended September 30, 2012.  The decrease in sales per prescription dispensed is primarily attributable to a shift in prescription mix from higher priced brand medications to lower priced generic medications.  Sales from pharmacy operations were also unfavorably impacted by our inability to acquire inventory to adequately meet our customer demands.

The number of prescriptions dispensed by our pharmacies was 9,898 for the three months ended September 30, 2013 compared to 13,512 for the three months ended September 30, 2012.  Management attributes the decrease in prescription volumes to a decrease in the number of patients serviced primarily due to lost sales opportunities primarily due to our inability to acquire inventory to adequately meet customer demand.

Our total sales from management services for the three months ended September 30, 2013 was $0, a decrease from $36,124 in sales for the three months ended September 30, 2012.

Cost of Sales

The total cost of sales for the three months ended September 30, 2013 was $708,885, a 35.7% decrease from $1,102,027 for the three months ended September 30, 2012. The cost of sales consists primarily of the direct cost of prescription drugs. The decrease in cost of sales is primarily attributable to decreased sales in the reporting period.

Gross Profit

Our total gross profit decreased to $217,667 or approximately 23.5% of sales, for the three months ended September 30, 2013. This is a decrease from a gross profit of $392,691, or approximately 26.3% of sales for the three months ended September 30, 2012.    The decrease in gross profit is primarily attributable to a decrease in sales primarily due to our inability to acquire inventory to adequately meet our customer demand.

The decrease in the gross profit percentage for the three months ended September 30, 2013 when compared to the prior fiscal three months is attributable to a change in the prescription mix which was partially offset by improved drug pricing as a result of our restructuring our purchasing account with our primary wholesaler in February 2013. The restructuring allows us to take advantage of additional discounts available.

Operating Expenses

Operating expenses for the three months ended September 30, 2013 was $749,364, a 28.1% decrease from $1,042,930 for the three months ended September 30, 2012. Our operating expenses for the three months ended September 30, 2013 consisted of salaries and related expenses of $445,426, selling, general and administrative expenses of $303,938.  Our operating expenses for the three months ended September 30, 2012 consisted of salaries and related expenses of $469,328 and selling, general and administrative expenses of $573,602.

Selling, general and administrative expenses decreased $269,664 in the three months ended September 30, 2013 when compared to the previous fiscal three months.  The significant components of selling, general and administrative expenses are as follows:

	Three months ended September 30,
	2013	2012

Stock-based compensation expenses	114,095	261,731
Provision (recoveries) of accounts receivable doubtful accounts	(1,572)	12,584
Selling expenses	4,586	14,806
Professional fees	(27,428)	68,063
Delivery expenses	44,093	43,613
Facility related expenses	61,904	44,560
Travel and related expenses	19,563	34,085
Vendor late fee expenses	3,167	14,450
Investor relations expense	9,000	-
Other general and administrative expenses	76,530	79,710
Total	$303,938	$573,602

The decrease in selling, general and administrative expenses is primarily due to a decrease in stock based compensation and professional fees and to a lesser extent, vendor late fees, bad debt expense, travel, and other general and administrative expenses which were partially offset by an increase in delivery expenses, investor relations expenses and facility related expenses.

Other Income and Expense

Total other expenses and income for the three months ended September 30, 2013 was $188,806, a $609,103 decrease from $797,909 for the three months ended September 30, 2012.  The significant components of other income and expenses are as follows:

	Three months ended September 30,
	2013	2012

Interest expense, net	311,855	330,274
Loss on extinguishment of debt	-	90,205
(Gain) or loss on change in fair value of warrants	(123,049)	377,430
Total	$188,806	$797,909

The decrease in other expenses was primarily attributable to a decrease of $500,479 in the change in fair value of warrant liability and to a lesser extent a decrease of $18,419 in interest expense and a decrease of $90,205 in loss of extinguishment of debt in the three months ended September 30, 2013 when compared to the previous fiscal three months ended.

The decrease in interest expense is primarily due to a decrease in amortization of debt discount which was partially offset by an increase in interest expense at the stated rate due to an increase in the average debt outstanding for the three months ended September 30, 2013 as compared to the three months ended September 30, 2012.   The table below summarizes the components of interest expense for the three months ended September 30, 2013 and 2012:

	Three months ended September 30,
	2013	2012

Interest expense at stated rates (6.25% - 20.00%)	$212,970	$139,667
Amortization of deferred financing costs	9,982	23,393
Amortization of debt discount	88,903	167,214
Interest expense, net	$311,855	$330,274

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

Loss from Discontinued Operations

Discontinued operations include the operations of our Riverside, California and Gresham, Oregon pharmacies that were closed in August 2013.  Our net loss from discontinued operations for the three months ended September 30, 2013 was $75,921, compared to a net gain of $32,590 for the nine months ended September 30, 2012. The increase in our net loss was primarily attributable to decreasing sales, and a decrease in gross profits which were partially offset by a decrease in operating expenses and other expenses and income.

Net Loss

Our net loss for the three months ended September 30, 2013 was $837,305, compared to a net loss of $1,398,009 for the three months ended September 30, 2012. The decrease in our net loss was primarily attributable to a decrease in operating expenses and other expenses and income which were partially offset by a decrease in sales, a decrease in gross profits and an increase in the loss from operations of discontinued pharmacies.

Basic and Diluted Income (Loss) per Share

Our net loss per common share for the three months ended September 30, 2013 was $0.13, compared to a net loss per common share of $0.33 the three months ended September 30, 2012.  The decrease to our net loss per common share was primarily attributable to a $560,704 decrease in our net loss for the three months ended September 30, 2013 when compared to the three months ended September 30, 2012 and an increase in the weighted average number of common shares outstanding to 6,339,259 for the three months ended September 30, 2013, from 4,298,150 for the three months ended September 30, 2012.

Nine Months Ended September 30, 2013 Compared to Nine Months Ended September 30, 2012

The following table sets forth for the periods indicated certain items from our Consolidated Statement of Operations as a percentage of current sales:

	Nine Months Ended September 30,
	2013	2012

Sales	100.0%	100.0%
Cost of sales	77.2	75.9
Gross profit	22.8	24.1
Operating expenses
Salaries and related expenses	37.0	32.8
Selling, general and administrative	40.6	43.2
Total operating expenses	77.6	76.0
Loss from operations	-54.8	-52.0
Other expenses
Interest expense, net	22.3	25.3
Gain on change in fair value of warrant liability	-6.5	6.7
Loss on extinguishment of debt	-	2.2
Loss on change in fair value of forward contract	2.4	-
Total other expenses and income	18.3	34.2
Net loss from continuing operations before income tax	-73.0	-86.2
Income tax	7.8	-
Net loss from continued operations, net of tax	-80.9	-86.2
Net loss from discontinued operations, net of tax	-14.6	-
Net loss	-95.4	-86.2

Sales

Our total sales reported for the nine months ended September 30, 2013 was $4,000,052, a 2.2% decrease from $4,091,006 for the nine months ended September 30, 2012. Our sales for the nine months ended September 30, 2013 and 2012 was generated primarily from the sale of prescription drugs through our pharmacy operations and to a much lesser extent fees from management services provided.

Our total sales from pharmacy operations for the nine months ended September 30, 2013 was $3,980,869, a 1.1 % decrease from $4,026,026 for the nine months ended September 30, 2012.  Sales per prescription dispensed were approximately $106 per prescription for the nine months ended September 30, 2013, a 4.6% decrease from approximately $111 per prescription for the nine months ended September 30, 2012.  The decrease in sales per prescription dispensed is primarily attributable to a shift in prescription mix from higher priced brand medications to lower priced generic medications.  Sales from pharmacy operations were also unfavorably impacted by our inability to acquire inventory to adequately meet our customer demands.

The number of prescriptions dispensed by our pharmacies was 37,480 for the nine months ended September 30, 2013 compared to 36,181 for the nine months ended September 30, 2012.  Management attributes the increase in prescription volumes to an increase in the number of patients serviced which was partially offset by a decrease in the number of prescriptions filled per patient, which was attributable to lost sales opportunities primarily due to our inability to acquire inventory to adequately meet our customer demands.

The number of patients serviced by our pharmacies was 19,788 for the nine months ended September 30, 2013 compared to 16,341 for the nine months ended September 30, 2012.

Our total sales from management services for the nine months ended September 30, 2013 was $19,183, a decrease from $64,980 in sales for the nine months ended September 30, 2012.

Cost of Sales

The total cost of sales for the nine months ended September 30, 2013 was $3,087,233, a 0.6% decrease from $3,106,716 for the nine months ended September 30, 2012. The cost of sales consists primarily of the direct cost of prescription drugs. The decrease in cost of sales is primarily attributable to increased sales in the reporting period.

Gross Profit

Our total gross profit decreased to $912,819 or approximately 22.8% of sales, for the nine months ended September 30, 2013. This is a decrease from a gross profit of $984,290, or approximately 24.1% of sales for the nine months ended September 30, 2012.

The decrease in the gross profit percentage for the nine months ended September 30, 2013 when compared to the prior fiscal nine months is attributable to a decrease in sales of generic drugs as a percentage of total prescription revenue which have lower costs and higher gross profit margins which was partially offset by improved drug pricing as a result of our restructuring our purchasing account with our primary wholesaler in February 2013. The restructuring allows us to take advantage of additional discounts available.

Operating Expenses

Operating expenses for the nine months ended September 30, 2013 was $3,103,399, a 0.2% decrease from $3,109,895 for the nine months ended September 30, 2012. Our operating expenses for the nine months ended September 30, 2013 consisted of salaries and related expenses of $1,479,757, selling, general and administrative expenses of $1,623,642.  Our operating expenses for the nine months ended September 30, 2012 consisted of salaries and related expenses of $1,340,922 and selling, general and administrative expenses of $1,768,973.

Selling, general and administrative expenses decreased $145,331 in the nine months ended September 30, 2013 when compared to the previous fiscal nine months.  The significant components of selling, general and administrative expenses are as follows:

	Nine months ended September 30,
	2013	2012

Stock-based compensation expenses	540,873	808,651
Provision (Recoveries) for accounts receivable doubtful accounts	7,992	13,278
Selling expenses	27,330	42,451
Professional fees	349,518	221,889
Delivery expenses	149,376	114,598
Facility related expenses	179,970	123,362
Travel and related expenses	91,640	132,194
Vendor late fee expenses	11,626	46,310
Investor relations expense	15,000	10,089
Other general and administrative expenses	250,317	256,151
Total	$1,623,642	$1,768,973

The decrease in selling, general and administrative expenses is primarily due to a decrease in stock based  compensation expenses and to a lesser extent vendor late fees, travel and related expenses, selling expenses and other general and administrative expenses which were partially offset by an increase in professional fees, delivery expenses, investor relations, and other facility and related expenses. The increase in professional fees is primarily related to securing additional financing and expenses associated with being a public company. The decrease in vendor late fees is primarily due to the February 2013 account restructuring with our primary wholesaler.

Other Income and Expense

Total other expenses and income for the nine months ended September 30, 2013 was $730,125, a $668,680 decrease from $1,398,805 for the nine months ended September 30, 2012.  The significant components of other income and expenses are as follows:

	Nine months ended September 30,
	2013	2012

Interest expense, net	893,873	1,033,250
Gain on change in fair value of warrant liability	(261,380)	275,350
Loss on extinguishment of debt	-	90,205
Loss on change in fair value of forward contract liability	97,632	-
Total	$730,125	$1,398,805

The decrease in other expenses was primarily attributable to a decrease of $536,730 in the change in fair value of warrant liability and to a lesser extent a decrease of $139,377 in interest expense and a decrease of $90,205 in loss on extinguishment of debt which was partially offset by an increase of $97,632 in change in fair value of forward contracts in the nine months ended September 30, 2013 when compared to the previous fiscal nine months.

The decrease in interest expense is primarily due to a decrease in amortization of debt discount which was partially offset by an increase in interest expense at the stated rate due to an increase in the average debt outstanding for the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012.   The table below summarizes the components of interest expense for the nine months ended September 30, 2013 and 2012:

	Nine months ended September 30,
	2013	2012

Interest expense at stated rates (6.25% - 20.00%)	$599,710	$377,470
Amortization of deferred financing costs	29,515	106,953
Amortization of debt discount	264,648	548,827
Interest expense, net	$893,873	$1,033,250

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

The loss on change in fair value of forward contracts represents the change in fair value calculated on the Make Whole Provision issued in connection with private placements in February 2013 through May 2013 which grant the shareholder certain protection in the event that 2013 revenues do not achieve agreed upon revenue milestones.

Loss from Discontinued Operations

Discontinued operations include the operations of our Riverside, California and Gresham, Oregon pharmacies that were closed in August 2013.  Our net loss from discontinued operations for the nine months ended September 30, 2013 was $583,138, compared to a net loss of $33 for the nine months ended September 30, 2012. The increase in our net loss was primarily attributable to decreasing sales, a decrease in gross profits and an increase in operating expenses which were partially offset by a decrease in other expenses and income.

Net Loss

Our net loss for the nine months ended September 30, 2013 was $3,817,840, compared to a net loss of $3,524,461 for the nine months ended September 30, 2012. The increase in our net loss was primarily attributable to an increase in the loss from operations of discontinued pharmacies, decreasing sales and a decrease in gross profits which were partially offset by a decrease in other expenses and income and to a lesser extent a decrease in operating expenses.

Basic and Diluted Income (Loss) per Share

Our net loss per common share for the nine months ended September 30, 2013 was $0.67, compared to a net loss per common share of $0.86 for the nine months ended September 30, 2012.  The decrease to our net loss per common share was primarily attributable to an increase in the weighted average number of common shares outstanding to 5,691,052 from 4,077,600 for the nine months ended September 30, 2012, which was partially offset by $293,379 increase in our net loss for the nine months ended September 30, 2013 when compared to the nine months ended September 30, 2012.

Financial Condition, Liquidity and Capital Resources

Liquidity and Capital Resources

As of September 30, 2013, we had a cash balance of $6,610, a decrease from a balance of $21,298 at December 31, 2012.  At September 30, 2013, we had a working capital deficit of $9,339,134, an increase of $3,027,013 from a working capital deficit of $6,312,121 as of December 31, 2012.  The improvement in our working capital deficit was primarily due to a decrease in current liabilities primarily attributable to a decrease in liabilities of discontinued operations  which was partially offset by a decrease in current assets.  The decrease in liabilities of discontinued operations was primarily due to the restructuring of our trade account with our primary drug wholesaler.

Our operations have been historically funded primarily through the sale of both equity and debt securities and cash made available under revolving credit facilities.  In order for us to finance operations, continue our growth plan and service our existing debt, additional funding will be required from external sources.  Our plan is to attempt to fund operations through increased sales, decreased operating expenses, increased collection activity on other receivables and debt and/or equity financing arrangements, which may be insufficient to fund our capital expenditures, working capital, or other cash requirements for the next twelve months.  However, there can be no assurance that the additional financing necessary to finance our operations for the next twelve months will be available to us on acceptable terms, or at all.  In October and November 2013, we received a total of $400,000 in additional funding from short term loans from Pinewood Trading Fund, L.P., a related party.

As of September 30, 2013, $1,091,001 of our debt obligations are past due and another $5,173,917 is coming due by December 31, 2013.  If our debt holders choose not to convert certain of these securities into equity or seek to enforce these obligations against us, we will need to repay such debt, or reach an agreement with the debt holders to extend the terms thereof.  If we are forced to repay the debt, this need for funds would have a material adverse impact on our business operations, financial condition and prospects, including our ability to operate as a going concern.  If we are forced to repay the debt, our current and forecasted levels of cash flows and available cash on hand will not be sufficient to fund our operations for the remainder of 2013. Accordingly, we will be required to obtain additional financing in order to repay the debt, cover operating losses and working capital needs.  We cannot provide any assurances of the availability of future financing or the terms on which it might be available. In the absence of such financing, we may be forced to further scale back or cease operations, liquidate assets, seek additional capital on less favorable terms and/or pursue other remedial measures

The table below lists our obligations under outstanding notes payable and unsecured convertible debentures, as of September 30, 2013:

	Related Party	Unrelated	Total

Secured Debt (1)	-	3,796,110	3,796,110
Revolving Credit facilities (2)	477,000	-	477,000
Other Notes and Debt (3)	400,000	242,872	642,872
Unsecured Convertible Debentures, net of unamortized discount (4)	546,091	2,308,333	2,854,424
	1,423,091	6,347,315	7,770,406
Less: current portion	(1,423,091)	(6,347,315)	(7,770,406)
	$-	$-	$-

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

2)
As of September 30, 2013, revolving credit facilities consisted of an outstanding balance of $477,000 on a line of credit we entered into with Brockington Securities, Inc., a company under the control of our Chief Executive Officer.

3)
As of September 30, 2013, other notes and debt consisted of the outstanding principal balance of $242,872 due to TPG in connection with our acquisition of their ownership interest in API.  We did not make either the monthly installment payments of $10,000 from September 15, 2012 through September 15, 2013, which equaled an aggregate total of $100,000, or the $213,091 payment due to TPG on July 15, 2013, which includes principal and interest due under the note.  We are discussing the possibility of TPG converting the outstanding balance due under the note into equity, but can provide no assurance that TPG will choose to convert its note into equity.  In order to secure our obligations under the Purchase Agreement, TPG holds a security interest in the shares of API capital stock acquired by us under the Purchase Agreement.  As a result of this transaction, API also became our wholly owned subsidiary.  TPG could declare us in default and seek to seize the shares of API capital stock acquired by us under the Purchase Agreement, which would result in API no longer being a wholly owned subsidiary.  If we were forced to pay this debt, it would not have a material adverse effect on our business, operating results and financial condition since the operations of API have been discontinued.  TPG has not issued a notice of default relating to our failure to make payments as required under the Purchase Agreement.

(4)	Our unamortized debt discount of $111,359 at September 30, 2013.

Outstanding Trade Balance.  At September 30, 2013, our outstanding trade balance with our primary wholesaler was $30,000.

Capital Expenditures.  At September 30, 2013, we had no material commitments for capital expenditures.

Cash Flows.

The table below sets forth a summary of the significant sources and uses of cash for the nine months ended September 30:

	2013	2012

Cash used in operating activities	$(1,228,909)	$(409,071)
Cash used in investing activities	(46,649)	(21,285)
Cash provided by financing activities	1,260,870	413,205

Decrease in cash	$(14,688)	$(17,151)

Operating activities used $1,228,909 in cash for the nine months ended September 30, 2013. Our net loss of $3,817,840 less non-cash expenses of $1,357,179 was the primary reason for our negative operating cash flows.

The table below summarizes the components of our cash used in operating activities for the nine months ended September 30, 2013:

Net loss from operations	$(3,817,840)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property and equipment	29,756
Amortization of debt issuance costs	29,515
Amortization of discount on debt	264,648
Stock based compensation	540,872
Issuance of common stock in lieu of debenture interest	45,467
Recoveries from accounts receivable doubtful accounts	(7,516)
Recoveries from other receivable doubtful accounts	(80,609)
Impairment of goodwill	697,766
Loss on sale of property and equipment	1,028
Loss on change in fair value of forward contract	97,632
Gain on change in fair value of warrant liability	(261,380)
1,357,179

Changes in operating assets and liabilities:	1,231,752

Net cash used in operating activities	$(1,228,909)

Cash used in investing activities was $46,649 in the nine months ended September 30, 2013, compared to $21,285 in the nine months ended September 30, 2012.  Investing activities in the nine months ended September 30, 2013 and 2012 consisted entirely of purchases and sales of property and equipment.

Cash provided by financing activities during the nine months ended September 30, 2013 was $1,260,870. Over the last several years, our operations have been funded primarily through the sale of debt and equity securities and advances from revolving credit facilities made available to us.  During the nine months ended September 30, 2013 we received net proceeds from the issuances of common stock of $814,190, net proceeds of $60,000 from the issuance of Series A preferred stock, net proceeds of $400,000 from short term notes to related party and net proceeds of $30,000 from shareholder revolving note, which was partially offset by principal repayments of $43,320 on notes payable.

Off-Balance Sheet Arrangements

As of September 30, 2013, we do not have any off-balance sheet debt nor did we have any transactions, arrangements, obligations (including contingent obligations) or other relationships with any unconsolidated entities or other persons that may have material current or future effect on financial conditions, changes in the financial conditions, results of operations, liquidity, capital expenditures, capital resources, or significant components of revenue or expenses.

Going Concern

The consolidated financial statements have been prepared assuming we will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business. As of September 30, 2013, we had an accumulated deficit of approximately $46.9 million, recurring losses from operations and negative cash flow from operating activities for the nine months ended September 30, 2013 of approximately $1.2 million. We also had negative working capital of approximately $9.3 million and debt with maturities within the year 2013 in the amount of approximately $6.7 million as of September 30, 2013.

We intend to fund operations through raising additional capital through debt financing and equity issuances, increased sales on our remaining pharmacies, improved collection of past due other receivables accounts which may be insufficient to fund our capital expenditures, working capital or other cash requirements for the year ending December 31, 2013.  In August 2013, management decided to close two pharmacies in order to reduce overall fixed pharmacy costs by 50% and concentrate our limited working capital to support the operations of the two remaining pharmacies we believe have the best prospects.   Management considered several factors in determining which two pharmacies to close, including historical financial performance, regulatory costs, current sales prospects, geographic and physical location and strength of existing physician relationships.  After consideration of these factors, management closed our Gresham and Riverside pharmacies on August 5, 2013 and August 8, 2013, respectively. We are also in negotiations with current debt holders to restructure and extend payment terms of the existing debt or to convert outstanding debt into equity securities.  We are actively seeking additional funds to finance its immediate and long-term operations. The successful outcome of future financing activities cannot be determined at this time and there is no assurance that if achieved, we will have sufficient funds to execute our intended business plan or generate positive operating results.  These factors, among others, raise substantial doubt about our ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments related to recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should we be unable to continue as a going concern.

In response to these financial issues, management has taken the following actions:

•	We are seeking to renegotiate existing debt.
•	We are seeking investment capital.
•	We are aggressively increasing collection activity on past due other receivable balances.

Supply and distribution agreement

We do not have any written supply agreements with any of our drug suppliers and all transactions are handled on a purchase order basis. We purchased approximately 88% of our inventory of prescription drugs from one wholesale drug supplier (H.D. Smith Wholesale Drug Co.) during the nine months ended September 30, 2013. Management believes that the wholesale pharmaceutical and non-pharmaceutical distribution industry is highly competitive because of the consolidation of the pharmacy industry and the practice of certain large pharmacy chains to purchase directly from product manufacturers. Although management believes we could obtain the majority of our inventory through other distributors at competitive prices and upon competitive payment terms if our relationship with our primary wholesale drug supplier was terminated, the termination of our relationship would be likely to adversely affect our business, prospects, financial condition and results of operation.

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

On October 25, 2013, a lawsuit was filed by Westlake Gresham North, LLC in the Circuit Court of the State of Oregon.  The lawsuit arises from allegations that Assured Pharmacy Gresham, Inc. and Assured Pharmacy, Inc. are in breach of contract of a lease agreement and is claiming $123,234 in damages.  Management is attempting to renegotiate the terms of the agreement.

On August 21, 2013, AQR Opportunistic Premium Offshore Fund, L.P., and CNH Diversified Opportunities Master Account, L.P. commenced an action New York Supreme Court, County of New York, by filing a Motion for Summary Judgment in Lieu of Complaint to recover money allegedly owed by Assured Pharmacy, Inc. under tow 16% Convertible Debentures issued in and around 2011 in a private placement.  Assured filed a Notice of Removal on September 19, 2013, to have the action removed to the United States District Court for the Southern District of New York which has been approved.  The lawsuit is currently pending an Order on the Plaintiff’s Motion for Summary Judgment in Lieu of Complaint.

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

As of September 30, 2013, the Company’s debt obligations have fixed interest rates.

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

On October 25, 2013, a lawsuit was filed by Westlake Gresham North, LLC in the Circuit Court of the State of Oregon.  The lawsuit arises from allegations that Assured Pharmacy Gresham, Inc. and Assured Pharmacy, Inc. are in breach of contract of a lease agreement and is claiming $123,234 in damages.  Management is attempting to renegotiate the terms of the agreement.

On August 21, 2013, AQR Opportunistic Premium Offshore Fund, L.P., and CNH Diversified Opportunities Master Account, L.P. commenced an action New York Supreme Court, County of New York, by filing a Motion for Summary Judgment in Lieu of Complaint to recover money allegedly owed by Assured Pharmacy, Inc. under tow 16% Convertible Debentures issued in and around 2011 in a private placement.  Assured filed a Notice of Removal on September 19, 2013, to have the action removed to the United States District Court for the Southern District of New York which has been approved.  The lawsuit is currently pending an Order on the Plaintiff’s Motion for Summary Judgment in Lieu of Complaint.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds.

None.

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

We did not make principal payments of $125,000 due on June 1, 2012 and September 1, 2012 and the remaining principal balance of $250,000 due on December 1, 2012 on an aggregate of $500,000 convertible debentures to three holders.  In addition, an aggregate of $84,934 in interest due on the debentures is past due as of September 30, 2013. We will attempt to restructure and extend the terms of payments due on the debenture, but can provide no assurance we will be able to do so on acceptable terms or even at all. All of these convertible debenture holders have issued a notice of default relating to our failure to pay the principal or interest due per the debenture agreement.

We did not make payments of $37,000 due on July 1, 2013, August 1, 2013, September 1, 2013 and October 1, 2013 or payment of $42,000 due on November 1, 2013 on our secured note.. We are attempting to restructure and extend the terms of payments due on the secured note, but can provide no assurance we will be able to do so on acceptable terms or even at all. The holder has not issued a notice of default relating to our failure to pay the principal or interest due per the secured note agreement.

As of September 30, 2013, an aggregate total of $1,256,250 in principal and $388,085 in interest due on an aggregate of $2,465,784 in convertible debentures held by ten holders is past due.  We are attempting to restructure and either extend the terms of payments due on the debentures or exchange the debentures into equity securities, but can provide no assurance we will be able to do so on acceptable terms or even at all. One of the nine convertible debenture holders of an aggregate of $1,000,000 in convertible debentures has issued a notice of default relating to our failure to pay interest due per the debenture agreement.

Item 5.     Other Information

On August 28, 2013, we issued 25,000 shares of restricted common stock to a consultant for financial consulting services provided.   We determined that the aggregate amount of consideration we received in exchange for these services to be $7,750 or $0.31 per share.

On September 10, 2013, we issued 40,000 shares of restricted common stock to a consultant for financial consulting services provided.   We determined that the aggregate amount of consideration we received in exchange for these services to be $36,000 or $0.90 per share.

On September 26, 2013, we issued to 83,334 shares of common stock upon conversion 75 shares of Series B Convertible Preferred Stock to one holder. The shares of common stock were issued pursuant to the provisions of Section 3(a)(9) of the Securities Act of 1933. We did not receive any proceeds upon conversion of such preferred shares and such issuances involved the issuance of shares to existing security holders in exchange for other securities

On September 30, 2013, we issued 325,000 shares of restricted common stock to a consultant for financial consulting services provided.   We determined that the aggregate amount of consideration we received in exchange for these services to be $266,500 or $0.82 per share.

Item 6.      Exhibits.

(a)         Exhibits.

Exhibit No.	Description

4.1	Promissory Note with Pinewood Trading Fund, L.P., dated August 27, 2013

31.1	Certificate of Robert DelVecchio, Chief Executive Officer of Assured Pharmacy, Inc., as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of Brett Cormier, Chief Financial Officer of Assured Pharmacy, Inc., as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of Robert DelVecchio, Chief Executive Officer of Assured Pharmacy, Inc., as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certificate of Brett Cormier, Chief Financial Officer of Assured Pharmacy, Inc., as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  November 14, 2013

Assured Pharmacy, Inc., a Nevada corporation

/s/ Robert DelVecchio
Name:	Robert DelVecchio
Title:	President and Chief Executive Officer (Principal Executive Officer) and Director

/s/ Brett Cormier
Name:	Brett Cormier
Title:	Chief Financial Officer (Principal Financial Officer) and Principal Accounting Officer

EXHIBIT INDEX

Exhibit No.	Description

4.1	Promissory Note with Pinewood Trading Fund, L.P., dated August 27, 2013

31.1	Certificate of Robert DelVecchio, Chief Executive Officer of Assured Pharmacy, Inc., as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of Brett Cormier, Chief Financial Officer of Assured Pharmacy, Inc., as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of Robert DelVecchio, Chief Executive Officer of Assured Pharmacy, Inc., as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certificate of Brett Cormier, Chief Financial Officer of Assured Pharmacy, Inc., as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.