Form 10-K
period 2013-12-31
ASSURED PHARMACY, INC.
filed 2014-03-31
CIK 1100592

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended  December 31, 2013.
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________.

Commission File Number:  333-181361

Assured Pharmacy, Inc.
(Exact name of registrant as specified in its charter)

Nevada	98-0233878
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5600 Tennyson Parkway, Suite 390, Plano, TX 75024
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

The approximate aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $1,463,551 as of March 27, 2014, based on the last sale price of the registrant’s common stock as reported on the OTC Bulletin Board on such date.

 Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at March 27, 2014

Common Stock, $0.001 par value	10,476,387

Form 10-k
Assured Pharmacy, Inc.
December 31, 2013

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

These forward-looking statements are subject to risks, uncertainties and other factors, many of which are outside of our control, that could cause actual results to differ materially from the results discussed in the forward-looking statements.  Some of the factors that we believe could affect our results include:

•	limitations on our ability to continue operations and implement our business plan;

•	our history of operating losses;

•	our inability to make timely payments to convertible debenture and secured debt holders;

•	the timing of and our ability to obtain financing on acceptable terms;

•	dependence one key supplier;

•	dependence on third-party payors;

•	the effects of changing economic conditions;

•	the loss of members of the management team or other key personnel;

•	changes in governmental laws and regulations, or the interpretation or enforcement thereof and related compliance costs; and/or

•	costs and other effects of legal and administrative proceedings, settlements, investigations and claims, which may not be covered by insurance.

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

Our pharmacies maintain a variety of different drug classes, known as Schedule II, Schedule III, and Schedule IV drugs, which vary in degrees of addictiveness.  Schedule II drugs are considered narcotics by the United States Drug Enforcement Administration (“DEA”), and are the most addictive; hence, they are highly regulated by the DEA and are required to be segregated and secured in a separate cabinet.  Schedule III and Schedule IV drugs are less addictive and are less regulated.  Because our business model focuses on servicing pain management physicians and their chronic pain patients, we carry in inventory a larger amount of Schedule II drugs than most other pharmacies.

We currently have two operating pharmacies and two pharmacies under development in Greewood Village, Colorado and Waltham, Massachusetts, each of which are wholly owned through a subsidiary. The opening date and locations of our pharmacies are as follows:

Location	Opening Date

Kirkland, Washington	August 11, 2004
Leawood, Kansas	November 28, 2011

In February 2004, we entered into an agreement with TAPG, L.L.C., a Louisiana limited liability company (“TAPG”), for the purpose of operating up to five pharmacies and incorporated Assured Pharmacies Northwest, Inc. (“APN”), formerly known as Safescript Northwest, Inc., to operate these pharmacies.    APN operates the pharmacy in Kirkland, Washington.   In June 2011, we acquired all of the outstanding capital stock of APN held by TAPG pursuant to the terms of a Stock Purchase Agreement dated as of June 30, 2011.  Pursuant to this agreement, we issued TAPG 300,000 restricted shares of our common stock and TAPG agreed to cancel $17,758 in principal and interest we owed to TAPG.  As a result of this transaction, APN became our wholly owned subsidiary.

In April 2003, we entered into an agreement with TPG, L.L.C., a Louisiana limited liability company (“TPG”), for the purpose of funding the establishment of and operating up to fifty pharmacies and incorporated Assured Pharmacies, Inc. (“API”) to operate these pharmacies.   We owned 51% of API’s outstanding capital stock and TPG owned the remaining 49%.  API operated the pharmacies in Santa Ana and Riverside, California.  We entered into a Purchase Agreement with TPG and acquired all of the outstanding capital stock of API held by TPG for the purchase price of $460,000 in cash and the issuance of 278 restricted shares of our common stock.  As a result of this transaction, API also became our wholly owned subsidiary.  The cash component of the purchase price is payable in monthly installments over time.  In December 2012, we consolidated the operations of the Santa Ana pharmacy into our Riverside pharmacy. In August 2013, we closed the operations of our Riverside pharmacy.  The Purchase Agreement has been subsequently amended, the latest amendment was the Fourth Amendment to Purchase Agreement which was completed on December 19, 2013.  Under the terms of the amendment, the Company issued 200,000 restricted shares of the Company’s common stock and agreed to repay the remaining $60,000 due in six consecutive monthly payments of $2,000 followed by sixteen consecutive monthly payments of $3,000.  Under the agreement TPG holds a security interest in the shares of API capital stock acquired by us under the Purchase Agreement.

Our pharmacy in Leawood, Kansas is operated by Assured Pharmacy Kansas, Inc., which is a wholly owned subsidiary.

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

Principal Suppliers

We obtain pharmaceutical products primarily from H.D. Smith Wholesale Drug Co. (“HDS”) and other secondary suppliers.  Management believes that the wholesale pharmaceutical distribution industry is highly competitive due to the consolidation of the pharmacy industry and the practice of certain large pharmacy chains to purchase directly from product manufacturers. While the loss of a key supplier could adversely affect or business if alternative suppliers are unavailable, management believes we could obtain the majority of our inventory through other distributors at competitive prices and upon competitive payment terms if our relationship with our primary wholesale drug supplier was terminated.

Customers and Third-Party Payors

In fiscal 2013, over 94 percent of our pharmacy sales were made to customers covered by health care insurance plans, which typically contract with a third-party payor such as an insurance company, a prescription benefit management company, a governmental agency, workers’ compensation, a private employer, a health maintenance organization or other managed care provider.  The plan agrees to pay for all or a portion of a customer’s eligible prescription purchases sometimes at reduced reimbursement levels. Any significant loss of third-party payor business could have a material adverse effect on our business and results of operations.

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

We have developed and refined what we believe is a unique pharmacy service model for chronic pain physicians and patients that is capable of being scaled into a national chain.  We currently have two operating pharmacies, and our plan is to develop up to four (4) additional pharmacies per year up to a total of twelve operating pharmacies subject to our ability to secure additional financing.  We currently have two pharmacies under development in the Denver, Colorado and Boston, Massachusetts markets.  Management plans to open the Denver pharmacy in the 2nd quarter of 2014 and open the Boston pharmacy in the 4th quarter of 2014 subject to financing availability.  We intend to finance this plan through a mix of equity and debt financing arrangements, increased sales and lower operating expenses, but there can be no assurance that such additional financing will be available to us on acceptable terms, or at all.

Beginning in August 2013, management has developed and implemented a plan to scale back operations in an attempt to avoid ceasing operations. As a result, management closed two pharmacies in order to reduce overall fixed pharmacy costs by 50% and concentrate our limited working capital to support the operations of the two remaining pharmacies we believe have the best prospects.   Management considered several factors in determining which two pharmacies to close, including historical financial performance, regulatory costs, current sales prospects, geographic and physical location and strength of existing physician relationships.  After consideration of these factors, management closed our Gresham, Oregon and Riverside, California pharmacies on August 5, 2013 and August 8, 2013, respectively.

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

In addition to the operational restructuring, we have also strengthened our financial position considerably by securing additional fnancing and restructuring our balance sheet over the past several months. A lead investor has provided us with $1.44 million of new financing from August 2013 to date, which enabled us to implement a plan to streamline our operations and target near-term profitability. The new financing was disbursed throughout our operations to meet increasing demand from physicians who wish to have greater precision in the management of their chronic patients. We have successfully restructured, approximately $7.9 million of our outstanding debt and accrued interest. The holders of the Company’s long-term debt, totaling approximately $5.5 million, have agreed to extend the maturity of their debt until 2016. In addition, the holders of the Company’s long-term debt, totaling approximately $1.6 million have converted their debt into common equity at a price of $0.60 per share. As part of these debt extensions and conversions, an aggregate total of approximately $800,000 in accrued interest has converted into common equity at a price of $0.60 per share.  All of these balance sheet adjustments have allowed us to focus the new capital on meeting the increasing demand for our services resulting in revenue growth.

Because our management believes that our current corporate infrastructure can efficiently support our existing pharmacies and develop up to four additional new pharmacies per year up to total of twelve operating pharmacies,  we believe that the implementation of our plan to open up to ten additional pharmacies will not require material additional corporate infrastructure.  Further, we target the opening of each new pharmacy to have a positive impact on our consolidated operating results within nine months from opening the new pharmacy, but there can be no assurance that such positive results will occur.

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

The foundation for our plan to increase sales at our existing two operating pharmacies includes expanding our outreach program to physicians, more effectively communicating to them the risk management and service benefits that our business model provides and increasing our customer retention rate.   We believe that our customer retention rates can be strengthened by increasing our inventory levels and expanding our purchasing capacity with existing and new drug suppliers. Since the restructure of our operations in August 2013, our revenue per business day from the existing two pharmacies has increased approximately 112% from approximately $12,500 per day in July 2013 to approximately $26,500 in revenue per day in February 2014.  Since the majority of our pharmacies’ operating expenses are fixed expenses, we expect any increase in revenue to have a positive impacton our consolidated operating results.  Management believes that our existing pharmacies can increase prescription production volume by as much as an additional 75% - 100% without incurring any significant additional operating expenses, but there can be no assurances in this regard.

The implementation of the foregoing plan to increase sales at our existing pharmacies and open additional pharmacies is dependent on our ability to obtain additional financing and improve our liquidity position.  If we are not able to secure additional financing, the implementation of our business plan will be delayed and our ability to expand and develop additional pharmacies will be impaired.   We are currently seeking up to $3.0 million in additional funding through debt and equity financing arrangements, but there can be no assurance that such additional financing will be available to us on acceptable terms, or at all.

In February 2013, the Company entered into a secured loan agreement with our primary wholesaler. Under the terms of this agreement, the Company received a one (1) year loan of $3,828,527 with an interest rate of 6.25% per annum, with interest payable monthly. Monthly payment requirements are $27,000 per month for four consecutive months, followed by four consecutive monthly principal reductions of $37,000, followed by three consecutive monthly in principal reductions of $42,000, with remaining principal and interest due February 1, 2014, which was subsequently amended.  The proceeds from the note were simultaneously exchanged for $3,534,793 in outstanding vendor invoices and $293,734 in outstanding secured note payable. The note is secured by all of the assets of the Company and its subsidiaries through UCC-1 filings in the states of Nevada and Louisiana.  As long as the Company is in compliance with the terms of the loan agreement, the Company will realize drug pricing improvements of 100 to 200 basis points in addition to the elimination of financing and interest fees associated with the trade payable. In July 2013, we entered into an Amendment To Promissory Note Agreement with H.D. Smith Wholesale Drug Co. to extend the maturity date of our Promissory Note Agreement dated February 1, 2013 by two years from February 1, 2014 to February 1, 2016.  The Company shall be required to make monthly payments of $42,000 per month for each of the twenty three months during the extension period.  As of March 27, 2014, due to our current financial condition, we have not made principal and interest payments in the amount of $338,479 as required by the agreement.  In March 2014, we entered into a Forbearance Agreement with the lender that the lender forbears from accelerating the outstanding balance of the Note and from instituting collection efforts from the date of the agreement through July 1, 2014.

We currently have approximately $800,000 in gross receivables due from various workers’ compensation carriers in the State of California. These receivables are primarily related to worker’s compensation claims from insurance carriers for prescription medications dispensed to injured workers in the State of California by our discontinued operation.  The delay in payment typically arises due to monetary disputes between the claimant and the employer and/or the employer’s insurance carrier. The settlement period for such dispute cases can range from one year to ten years.  Management estimates the net realizable value of the other receivables to be approximately $141,000.  We engaged a collection firm that specializes in the collection of these type of receivables to aggressively collect these past due receivables.  During the year ended December 31, 2013, our collection firm, collected approximately $167,000 in past due balances resulting in approximately $100,000 in bad debt recoveries.  We expect that any recovery of these outstanding receivables will improve our overall operating cash flow, but we can make no assurances in this regard.

Management believes that the foregoing plan and outlined steps to improve our liquidity position will have a positive impact on our efforts to generate earnings and positive cash flow, but the implementation of such plan is dependent on our ability to secure additional financing and restructure our outstanding debt.  We can make no assurances in this regard.  From January 1, 2014 through March 27, 2014, the Company has secured loans in the aggregate amount of $440,000 from Pinewood Trading Fund, LP, a related party, extended the maturity date of an aggregate total of $1,000,000 in convertible debentures from December 1, 2013 to June 30, 2016 and converted $252,417 in accrued interest into common stock at $0.60 per share.  In March 2014, the Company entered into a $600,000 Nondisclosable Revolving Line of Credit Loan with Third Coast Bank SSB due on March 25, 2015.  The loan is not subject to an interest rate, but is subject to service charges based on the amount of funds advanced.  The loan is secured by the Company’s accounts receivable and is guaranteed by Pinewood Trading Fund, LP., a related party.

Competition

We face competition with local, regional and national companies, including other drugstore chains, independently owned drugstores and mail order pharmacies.  Competition in this industry is intense primarily because national pharmacies including Walgreens and CVS Pharmacy have expanded significantly and prescription drugs are now offered at a variety of retail establishments when traditionally prescription drugs were only provided at local pharmacies. Supermarkets and discount stores now maintain retail pharmacies onsite as a part of a business plan to provide consumers with all of their retail needs at one location. Many of these retail pharmacies rely substantially on the sale of non-prescription drugs or health and beauty related products to generate revenue.  The business model of retail pharmacies is generally not focused or dedicated to physicians practicing in pain management. These retail pharmacies traditionally keep in inventory non-prescription drugs, or health and beauty related products such as walking canes, bandages and shampoo. Consumers are able to have their prescriptions filled at these retail pharmacies, but typical retail pharmacies either do not keep in inventory or keep limited amounts of Class II drugs in inventory. As a result, the time it takes for traditional retail pharmacies to fill a prescription for Class II drug is extended. Because of our pain management focus, we maintain an appropriate inventory level of Class II drugs to meet the needs of the patients of physicians that send prescriptions to our pharmacies. We view our ability to fill a prescription for Class II drugs without any period of delay as one of our competitive strengths.

Research and Development

We did not incur any research and development expenditures in either the fiscal year ended December 31, 2013 or 2012.

Existing and Probable Governmental Regulation

Pharmacy operations are subject to significant governmental regulation on the federal and state level. Compliance with governmental regulation is essential to continued operations. We believe that we are in compliance with each of the laws, rules, and regulations set forth below and have not experienced any incidents of noncompliance.

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

Although we believe our pharmacies are compliant, changes in pharmacy laws and differing interpretations regarding such laws could impact our level of compliance. A pharmacy’s failure to comply with applicable laws and regulations could result in licensure revocation as well as the imposition of fines and penalties.

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

Because our business and operations involve providing health care services, we are subject to the Federal Health Care Programs Anti-Kickback Act (the “Act”). The Anti-Kickback Statute, codified in 42 U.S.C. § 1320a-7b(b), prohibits individuals and entities from knowingly and willfully soliciting, receiving, offering or paying any remuneration to other individuals and entities (directly or indirectly, overtly or covertly, in cash or in kind):

•	In return for referring an individual to a person for the furnishing or arranging of any item or service for which payment may be made under a federal or state healthcare program; or
•
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

HIPAA

The Federal Health Insurance Portability and Accountability Act of 1996, commonly known as “HIPAA,” mandates the adoption of regulations aimed at standardizing transaction formats and billing codes for documenting medical services, dealing with claims submissions and protecting the privacy and security of individually identifiable health information. HIPAA regulations that standardize transactions and code sets require standard formatting for healthcare providers, like us, that submit claims electronically.

The HIPAA privacy regulations apply to “protected health information,” or “PHI,” which is defined generally as individually identifiable health information transmitted or maintained in any form or medium, excluding certain education records and student medical records. The privacy regulations seek to limit the use and disclosure of most paper and oral communications, as well as those in electronic form, regarding an individual’s past, present or future physical or mental health or condition, or relating to the provision of healthcare to the individual or payment for that healthcare, if the individual can or may be identified by such information. HIPAA provides for the imposition of civil or criminal penalties if PHI is improperly disclosed.

HIPAA’s security regulations require us to ensure the confidentiality, integrity and availability of all electronic protected health information that we create, receive, maintain or transmit. We must protect against reasonably anticipated threats or hazards to the security of such information and the unauthorized use or disclosure of such information.

In addition to HIPAA, we are subject to state privacy laws and other state privacy or health information requirements not preempted by HIPAA, including those which may furnish greater privacy protection for individuals than HIPAA.

The scope of our operations involving health information is broad and the nature of those operations is complex. Although we believe that our contract arrangements with healthcare payers and providers and our business practices are in compliance with applicable federal and state electronic transmissions, privacy and security of health information laws, the requirements of these laws, including HIPAA, are complicated and are subject to interpretation. In addition, state regulation of matters also covered by HIPAA, especially the privacy standards, is increasing, and determining which state laws are preempted by HIPAA is a matter of interpretation. Failure to comply with HIPAA or similar state laws could subject us to loss of customers, denial of the right to conduct business, civil damages, fines, criminal penalties and other enforcement actions.

The Health Information Technology for Economic and Clinical Health Act (“HITECH”), part of the American Recovery and Reinvestment Act of 2009, changed several aspects of HIPAA including, without limitation, the following: (i) applies HIPAA security provisions and penalties directly to business associates of covered entities; (ii) requires certain notifications in the event of a security breach involving PHI; (iii) restricts certain unauthorized disclosures; (iv) changes the treatment of certain marketing activities; and (v) strengthens enforcement activities. In addition, the Secretary issued an interim final rule on August 24, 2009 that requires notifications for certain unpermitted disclosures of PHI. The final rule was issued on January 17, 2013.

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

On February 2, 2012, CMS issued proposed regulations further clarifying the AMP and FUL changes described above and indicated that the final rule would be issued in July 2014.

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

Medicare Part D Proposed Changes

In the Proposed Rule, CMS clarifies the meaning of drug categories and classes of clinical concern for which all Part D drugs therein must be included on Part D sponsor formularies, subject to certain exceptions. CMS establishes criteria for determining which categories or classes of drugs are protected and states that anticonvulsants, antineoplastics, and antiretrovirals meet the criteria, while antidepressants, antipsychotics, and immunosuppressants do not. However, CMS defers any change in formulary requirements for the antipsychotic class and continues to require all drugs from within that class to be on Part D formularies in 2015.

In the Proposed Rule, CMS also proposes to require physicians and eligible professionals to enroll in the Medicare program in order to prescribe covered Part D drugs. CMS proposes that a prescriber or eligible professional of Part D drugs must have either an approved enrollment record in the Medicare fee-for-service program or a valid opt-out affidavit on file with a Part A or Part B Medicare Administrative Contractor for a prescription written by a prescriber to be eligible for coverage under the Part D program. Until CMS issues final guidance, the Corporation is unable to evaluate the full impact of these proposed changes to drug categories and classes and prescriber enrollment requirements on its business.

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

Compliance with Environmental Laws

We did not incur any costs in connection with the compliance of any federal, state, or local environmental laws.

Employees

We currently have 18 employees, of which 16 are full-time employees. Our employees are not represented by labor unions or collective bargaining agreements.

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

As of December 31, 2013, we had cash in the amount of $2,856 and total liabilities in the amount of $8,999,130.  During fiscal year 2013, we received $1,990,000 in financing in equity offerings exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”). However, we still require additional financing to implement our business plan for the next twelve months and open any additional pharmacies.  We also had a working capital deficit of $1,746,832 as of December 31, 2013.  Our current cash on hand is insufficient for us to operate our two existing pharmacies at the current level for the next twelve months.  Our business plan calls for ongoing expenses in connection with salary expense and establishing additional pharmacies. These expenditures are anticipated to be approximately $2,400,000 for the next twelve months. In order to continue to pursue our business plan to establish and operate additional pharmacies, we will require additional funding.  However if we are not able to secure additional funding, the implementation of our business plan will be delayed and our ability to expand and develop additional pharmacies will be impaired and we could be forced to cease operations.  We intend to secure additional funding through additional debt or equity financing arrangements, and increased sales generated by our operations. There can be no assurance that we will be successful in raising all of the additional funding that we are seeking

If we are unable to support our current debt service and liabilities as they come due, we will probably be required to discontinue operations.

Our business is highly leveraged, and had total debt and other liabilities in the amount of $8,999,130 at December 31, 2013. This debt includes the $1,500,000 of unsecured convertible notes and $3,804,111 in a secured note to our primary wholesaler.  If we are unable to meet our debt service obligations or default on our obligations in any other way, even if we are otherwise generating earnings and positive cash flow, we could lose substantially all of our business assets as well as being held liable for any deficiency in payment. The net result of such a failure would likely be the end of our business operations and a complete loss of your investment.

There is substantial doubt regarding our ability to continue as a going concern.

As noted in our consolidated financial statements, we had an accumulated stockholders’ deficit of approximately $48.6 million and recurring losses from operations as of December 31, 2013.  We also had a working capital deficit of approximately $1.7 million as of December 31, 2013 and debt with maturities within one year in the amount of approximately $800,000.  From January 1, 2014 through March 15, 2014, the Company has secured loans in the amount of $440,000 with Pinewood Trading Fund, LP, a related party and extended the maturity date of an aggregate total of $1,000,000 in convertible debentures from December 1, 2013 to June 30, 2016 and converted $252,417 in accrued interest into common stock at $0.60 per share.  We intend to fund operations through raising additional capital through debt financing and equity issuances, increased sales, and reduced expenses, which may be insufficient to fund our capital expenditures, working capital or other cash requirements for the year ending December 31, 2014. We are continuing to seek additional funds to finance our immediate and long term operations. The successful outcome of future financing activities cannot be determined at this time and there is no assurance that if achieved, we will have sufficient funds to execute our intended business plan or generate positive operating results. These factors, among others, raise substantial doubt about our ability to continue as a going concern.  The audit reports of BDO USA, LLP for the fiscal years ended December 31, 2013 and 2012, respectively contain a paragraph that emphasizes the substantial doubt as to our continuance as a going concern.  There is a significant risk that we may not be able to remain operational for an indefinite period of time.

If we are unable to generate significant net revenues from our operations, our business will fail.

As we pursue our business plan, we are incurring significant expenses. We incurred operating expenses for the year ended December 31, 2013 in the amount of $3,334,131 (excluding non-cash operating expenses of $685,930) and had gross profit of $1,120,492 on sales of $5,192,577 for the same period.  We incurred operating expenses for the year ended December 31, 2012 in the amount of $4,174,014 (excluding non-cash operating expenses of $912,785) and had gross profit of $1,327,485 on sales of $5,636,195 for the same period. We have a history of operating losses and cannot guarantee profitable operations in the future.  The success and viability of our business is contingent upon generating significant net revenues from the operations of our pharmacies such that we are able to pay our operating expenses and operate our business at a profit. Currently, we are unable to generate sufficient revenues from our existing business to pay our operating expenses and operate at a profit. In the event that we remain unable to generate sufficient revenues from our pharmacies to pay our operating expenses, we will not be able to achieve profitability or continue operations. In such circumstance, you may lose all of your investment.

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

In the event that we are unable to maintain adequate inventory in any of our pharmacies, we could experience an interruption in our ability to service customers. During the year ended December 31, 2013, we purchased approximately 91% of our inventory of prescription drugs from one wholesale drug supplier (H.D. Smith Wholesale Drug Co.). Although management believes we could obtain a majority of our inventory though another supplier at competitive prices and upon competitive payment terms if our relationship with this wholesale drug supplier is terminated, the termination of our relationship would be likely to adversely affect our business, prospects, financial condition and results of operations.

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

Because our business model focuses on servicing pain management doctors and chronic pain patients, we carry a larger amount of Schedule II drugs in inventory than most other pharmacies.  Schedule II drugs, considered narcotics by the United States Drug Enforcement Administration (“DEA”), are the most addictive and considered to present the highest risk of abuse.  For this reason, Schedule II drugs are highly regulated by the DEA.  Such regulations are more stringent that regulations impacting Schedule III and IV drugs.  The manufacture, shipment, storage, sale and use of controlled substances are subject to a high degree of regulation, including security, record-keeping and reporting obligations enforced by the DEA. This high degree of regulation associated with our sale of Schedule II drugs can result in significant regulatory costs in order to comply with the required regulations and also result in increased acquisition costs, which may reduce our profit margin and have a material adverse effect on our business, operating results and financial condition.

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

Pharmacies are exposed to risks inherent in the packaging and distribution of pharmaceutical products, such as with respect to improper filling of prescriptions, labeling of prescriptions, adequacy of warnings, unintentional distribution of counterfeit drugs and expiration of drugs. In addition, federal and state laws that require our pharmacists to offer counseling, without additional charge, to their customers about medication, dosage, delivery systems, common side effects and other information the pharmacists deem significant can impact our business. Our pharmacists may also have a duty to warn customers regarding any potential negative effects of a prescription drug if the warning could reduce or eliminate these effects. Although we maintain professional liability insurance and an umbrella policy, from time to time, claims may result in the payment of significant amounts, some portions of which may not be funded by insurance.  Our current professional liability insurance coverage is $2 million per occurrence and $4 million in annual aggregate.  In addition, we carry an additional umbrella policy for coverage up to an aggregate of $4 million annually.  We cannot assure you that the coverage limits under our insurance programs will be adequate to protect us against future claims, or that we will be able to maintain this insurance on acceptable terms in the future. Our results of operations, financial condition or cash flows may be adversely affected if in the future our insurance coverage proves to be inadequate or unavailable or there is an increase in liability for which we self-insure or we suffer reputational harm.

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

Our strategic plan is largely dependent upon securing additional financing and opening new pharmacies and operating them profitably. Our ability to open new pharmacies and operate them profitably depends upon a number of factors, some of which may be beyond our control. These factors include:

•	the ability to identify new pharmacies locations, negotiate suitable leases and build out the pharmacies in a timely and cost efficient manner;
•	the ability to hire and train skilled pharmacists and other employees;

•	the ability to integrate new pharmacies into our existing operations and leverage existing infrastructure; and
•	the ability to increase sales at new pharmacylocations.

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

In the event of any Liquidation (as such term is defined in our Certificate of Designation of Series A, B, C and D Convertible Preferred Stock, as herein incorporated by reference), the holders of our outstanding Series A, Series B, Series C and Series D Convertible Preferred Stock (collectively, “Preferred Stock”) would be entitled to a liquidation preference payment of in preference to any payment to holders of the Common Stock.  The liquidation preference for our outstanding debentures ranks senior to our Preferred Stock and Common Stock.  As such, holders of Common Stock might receive nothing in liquidation, or receive much less than they would if there were no Preferred Stock outstanding.

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

As of March 27, 2014, Pinewood Trading Fund, LP (“Pinewood”) beneficially owns approximately 49.4% of our outstanding common stock and beneficially owns approximately 93.5% of our outstanding Series D Convertible Preferred Stock. As of March 2014, Pinewood is entitled to elect a majority of the Board of Directors, to be accomplished in any manner that the investor deems most expedient and in compliance with applicable laws and the Company’s charter documents.

We have issued and may issue additional shares of preferred stock with superior rights to our common stock, which could result in a decrease in the value of our common stock and further delay or prevent a change in control of us.

Our board of directors is authorized to issue up to 5,000,000 shares of preferred stock.  As of March 27, 2014, there were (i) 1,466 shares of Series A Preferred Stock issued and outstanding, which are convertible into 1,629,006 shares of common stock; (ii) 5,124 shares of Series B Preferred Stock issued and outstanding, which are convertible into 5,693,344 shares of common stock;  (iii) 813 shares of Series C Preferred Stock issued and outstanding, which are convertible into 902,778 shares of common stock ; and (iv) 1,070 shares of Series D Preferred Stock issued and outstanding which are convertible into 2,140,000 shares of common stock.  Our board of directors has the power to establish the dividend rates, liquidation preferences, voting rights, redemption and conversion terms and privileges with respect to any series of preferred stock. The issuance of any shares of preferred stock having rights superior to those of the common stock may result in a decrease in the value or market price of the common stock. Holders of preferred stock may have the right to receive dividends, preferences in liquidation and conversion rights. The issuance of preferred stock could, under certain circumstances, have the effect of delaying, deferring or preventing a change in control of us without further vote or action by the stockholders and may adversely affect the voting and other rights of the holders of common stock.

If we issue common stock at a price below the effective common stock price of previous issuances, we may be required to issue additional common stock purchases, and common stock warrants resulting in additional dilution to our stockholders.

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

Other factors that could cause such volatility may include, among other things:

•	actual or anticipated fluctuations in our operating results;

•	the absence of securities analysts covering us and distributing research and recommendations about us;

•	we may have a low trading volume for a number of reasons, including that a large portion of our stock is closely held;

•	overall stock market fluctuations;

•	announcements concerning our business or those of our competitors;

•	actual or perceived limitations on our ability to raise capital when we require it, and to raise such capital on favorable terms;

•	conditions or trends in the industry;

•	litigation;

•	changes in market valuations of other similar companies;

•	future sales of common stock;

•	departure of key personnel or failure to hire key personnel; and

•	general market conditions.

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

The Company reported three material weaknesses in our internal controls as of December 31, 2013. We are working to remediate the remaining three material weaknesses, which are (1) the Company did not maintain effective controls over its quarterly and annual financial statements and disclosure; (2) the Company did not maintain effective controls over the recording of complex transactions as a result of the aggregation of deficiencies; and (3) inadequate oversight over key corporate governace activities:  The roles and responsibilities of the board of directors are not adequately defined to take sufficient oversight role of certain corporate goverance activities (compensation, audit, etc.).  We will continue to implement measures we believe have effectively addressed, or will effectively address, all of our reported material weaknesses.  Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.

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

ITEM 1B.         UNRESOLVED STAFF COMMENTS

None.

ITEM 2.            PROPERTIES

We are currently leasing our executive offices and pharmacy locations. Our executive offices are located at 5600 Tennyson Parkway, Suite 390, Plano, Texas 75024 and consist of approximately 1,400 square feet.  Monthly rent under the lease for our executive offices is approximately $3,200.

As discussed in Item 1, we currently operate two retail pharmacies, located in Kirkland, Washington; and Leawood, Kansas and have leases on two additional pharmacies, located in Greenwood Village, Colorado and Waltham, Massachusetts that are under development.   Each of our retail pharmacies are approximately 1,500 square feet and are leased from various property management companies for approximately five years.  Monthly rent under each of the leases for our pharmacies ranges from $1,300 to $3,800.

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

On March 18, 2011, a lawsuit was filed by Tim Chandler, Jodi Marshall, Christie Garner, the Estate of Thomas Pike, Jr., and Angie Hernandez in the Circuit Court of the State of Oregon for Multnomah County against Payette Clinics, P.C., Scott Pecora, Kelly Bell, Penny Steers and our wholly-owned subsidiaries, Assured Pharmacies Northwest, Inc. and Assured Pharmacy Gresham, Inc. The lawsuit arises from allegations that nurse practitioners at Payette Clinics, P.C. prescribed the five plaintiffs controlled substances in amounts that were excessive under the appropriate medical standard of care.  Only one of the plaintiffs, Tim Chandler, brought claims against our subsidiaries.  Mr. Chandler’s claims against our subsidiaries were for negligence on the basis of allegations that our subsidiaries knew or had reason to know that the prescriptions fell below the standard of care applicable to the prescription of such controlled substances but nonetheless filled the prescriptions.  The plaintiffs, as a whole, submitted a prayer for $7,500,000 in damages.  Mr. Chandler only seeks “an amount to be proven at trial” for noneconomic damages and unnecessary expenses.  Management believes that the allegations against our subsidiaries are without merit and plans to vigorously defend this claim.  We have $2,000,000 in insurance coverage for claims relating to pharmacy negligence.  This lawsuit has been stayed as a result of a co-defendant in this lawsuit (Payette Clinics, P.C.) having filed for bankruptcy.  The bankruptcy has since been discharged and the automatic stay lifted.  The state court stay was also lifted.  On June 20, 2013, a Motion to Stay took place and the court granted the defendants’ motion.  All proceedings are now stayed until May 30, 2014. The Company has denied any liability and is vigorously defending this action.

On May 9, 2013, a lawsuit was filed by Coventry Enterprises, LLC (“Coventry”) in the United States District Court Southern District of New York.  The lawsuit arises from allegations that Assured Pharmacy breached its obligations under the $200,000 16% Senior Convertible Debenture due December 1, 2013 with Coventry Enterprises, LLC.  Due to the Company’s financial condition, we have been unable to repay the $200,000 in principal and accrued interest due under the agreement.  In November 2013, the parties entered into a Settlement Agreement and General Release which included a forbearance re stipulated judgment.  The parties agree that as of December 6, 2013, before any application of any payments, we owe Coventry $280,678.82, which includes unpaid principal of $200,000, unpaid interest of $53,678.82 and unreimbursed attorney’s fees and costs of $27,000.  The agreement establishes that the Company shall pay Coventry $280,678.82, plus interest at the rate of 16.0% per annum on the following schedule:

a)	$50,000 payable on or before December 6, 2013; and
b)	$10,000 payable on or before the first day of each month starting January 1, 2014 and continuing thereafter until the obligation is paid.

On August 23, 2013, AQR Opportunistic Premium Offshore Fund, L.P. and CNH Diversified Opportunities Master Account, L.P. filed a lawsuit against Assured Pharmacy in the Supreme Court of the State of New York. Plaintiffs submitted a Motion for Summary Judgment in Lieu of Complaint against defendants to recover money allegedly owed by Assured Pharmacy, Inc. under two 16% Convertible Debentures totaling $300,000 issued in and around 2011 in a private placement. Assured removed the action to the Southern District of New York. Assured plans to vigorously defend the claim.

On October 25, 2013, a lawsuit was filed by Westlake Gresham North, LLC in the Circuit Court of the State of Oregon.  The lawsuit arises from allegations that Assured Pharmacy Gresham, Inc. and Assured Pharmacy, Inc. are in breach of contract of lease agreement and is claiming $123,234 in damages.  In December 2013, the parties entered into a Release and Settlement Agreement which included a Stipulated General Judgment with Money Award in the amount of $99,174.  As part of the settlement, the Company is required to make monthly rent payments of $3,064.73 beginning with December 2013 rent and continuing until the lease expires or another tenant leases that space.  The Company is also required to make a lump sum payment of $21,239.27 for past due rent by April 1, 2014.

On December 16, 2013 a lawsuit was filed by Ann Raffaele, in the Circuit Court of the State of Oregon for Multnomah County against Assured Pharmacy, Inc and our wholly-owned subsidiaries, Assured Pharmacies Northwest, Inc. and Assured Pharmacy Gresham, Inc. The lawsuit arises from allegations of medical negligence by Dr. Edward Goering, D.O. and Assured Pharmacy.  The plaintiff submitted a prayer for $1,500,000 in damages.  Management believes that the allegations against the Company are without merit and plans to vigorously defend this claim.  We have $2,000,000 in insurance coverage for claims relating to pharmacy negligence.

On February 19, 2014, a lawsuit was filed by JS Barkats PLLC, in the Supreme Court of The State of New York for County of New York against Assured Pharmacy, Inc. and Robert DelVecchio, our Chief Executive Officer.  The lawsuit arises from allegations of failing to remit legal fees due under written retainer agreements of $134,300 and failing to deliver 500,000 freely traded shares of the Company’s common stock pursuant to one of the retainer agreements. Management believes that the allegations against the Company are without merit and plans to vigorously defend this claim and is pursuing counter claims asking compensatory and punitive damages.

ITEM 4.            MINE SAFETY DISCLOSURES

Not applicable.

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

Fiscal Year Ended December 31, 2013
	High Bid	Low Bid
Fiscal Quarter Ended:
March 31, 2013	$0.92	$0.35
June 30, 2013	$0.92	$0.51
September 30, 2013	$0.73	$0.25
December 31, 2013	$0.40	$0.10

Fiscal Year Ended December 31, 2012
	High Bid	Low Bid
Fiscal Quarter Ended:
March 31, 2012	$0.80	$0.20
June 30, 2012	$0.90	$0.34
September 30, 2012	$0.61	$0.50
December 31, 2012	$0.50	$0.20

Holders of Common Stock

As of March 14, 2014, there were approximately 164 record holders of our common stock.  This number does not include stockholders whose shares are held in securities position listings.

Dividends

We have not paid or declared any dividends on our common stock and we do not anticipate paying dividends on our common stock in the foreseeable future.

Issuer Purchases of Equity Securities

None.

Recent Sales of Unregistered Securities

The following is a summary of recent sales of our securities that were not registered under the Securities Act.

Between February 4, 2013 and May 30, 2013, we entered into subscription agreements with eight investors pursuant to which we sold an aggregate of 1,323,093 shares of restricted common stock at $0.65 and warrants to purchase 1,923,093 common shares with an exercise price of $0.90.  We received gross proceeds of $860,000, which were used to reduce our outstanding amount due to our primary wholesaler and general working capital purposes. The net cash proceeds from this private transaction were $814,190, net of closing fees of $45,810 which include $32,800 in placement agent fees paid to TriPoint Global Equities, LLC (“TriPoint”).  In addition, TriPoint also received warrants to purchase a total of 100,924 common shares of which 50,462 warrants and 50,462 warrants have an exercise price of $0.65 and $0.90, respectively.  The warrants were fully vested on the date of issuance and expire on May 30, 2018.

All of the common stock offerings and sales above were deemed to be exempt under Rule 506 of Regulation D and/or Section 4(a) 2 of the Securities Act of 1933. No advertising or general solicitation was employed in offering the securities. The offerings and sales were made to a limited number of persons, all of whom were accredited investors, our business associates or existing security holders, and transfers of the securities were restricted by us in accordance with the requirements of the Securities Act. In addition to representations by the above-referenced persons, we have made independent determinations that all of the above-referenced persons were accredited or sophisticated investors, were capable of analyzing the merits and risks of their investment, and understood the speculative nature of their investment. Furthermore, all of the above-referenced persons were provided with business and financial information concerning our company.

For each of the following common stock and warrant issuances, these securities were issued upon the exemption from the registration provisions of the Securities Act of 1933 provided for by Section 4(a)2 and 3(a)(9).  There were no underwriters or placement agents employed in connection with any of these transactions.

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

On February 22, 2013, we issued 227,333 common shares as payment for $45,667 in accrued interest on outstanding convertible debentures to a convertible debenture holder. The aggregate fair market value of the shares on the date of issuance was determined to be $102,300 or $0.45 per share.

On May 28, 2013, we issued 205,556 shares of common stock upon conversion of 185 shares of Series B Convertible Preferred Stock to one holder. The shares of common stock were issued pursuant to the provisions of Section 3(a)(9) of the Securities Act of 1933. We did not receive any proceeds upon conversion of such preferred shares and such issuances involved the issuance of shares to existing security holders in exchange for other securities.

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

On September 26, 2013, we issued 83,334 shares of common stock upon conversion of 75 shares of Series B Convertible Preferred Stock to one holder. The shares of common stock were issued pursuant to the provisions of Section 3(a)(9) of the Securities Act of 1933. We did not receive any proceeds upon conversion of such preferred shares and such issuances involved the issuance of shares to existing security holders in exchange for other securities

On September 30, 2013, we issued 325,000 shares of restricted common stock to a consultant for financial consulting services provided.   We determined that the aggregate amount of consideration we received in exchange for these services to be $266,500 or $0.82 per share.

On November 20, 2013, we issued 75,000 shares of restricted common stock to a consultant for financial consulting services provided.  We determined the aggregate amount of consideration we received in exchange for these services to be $67,500 or $0.90 per share.

On January 3, 2014, we issued an aggregate total of  2,019,123 shares of restricted common stock to eight debenture holders upon conversion of $965,784 in debentures and payment of $245,689 in accrued interest on outstanding convertible debentures at the conclusion of our Tender Offer.

On February 13, 2014, we issued 420,694 common shares as payment of $252,417 in accrued interest on outstanding convertible debentures to a convertible debenture holder. The aggregate fair market value of the shares on the date of issuance was determined to be $34,100 or $0.15 per share.

On March 14, 2014, we issued 1,175,408 shares of restricted common stock to a debenture holder upon conversion of $500,000 in debentures and payment of $205,245 in accrued interest on outstanding convertible debentures.  As part of the transaction, we also issued 833,334 three year warrants to purchase common stock at an initial exercise price of $0.60 for twelve months and increasing to $0.75 for the remaining 24 months.

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

Between November 19, 2013 and December 3, 2013, we issued a total of 1,000 shares of Series D Convertible Preferred Stock for gross proceeds of $1,000,000 to Pinewood Trading Fund, LP, a related party, in accordance with the terms of that certain Purchase Agreement dated September 1, 2013.  As part of the transaction we also issued 1,000 Series A and 1,000 Series B five year warrants to purchase an aggregate total of 4,000,000 shares of common stock at an initial exercise price of $0.50.  Each share of Series D Convertible Preferred Stock is convertible into 2,000 shares of common stock (subject to adjustment for certain dilutive transactions).

On December 17, 2013, we issued a total of 20 shares of Series D Convertible Preferred Stock for gross proceeds of $20,000 to Craig Eagle, a director on the Company’s Board, in accordance with the terms of that certain Purchase Agreement dated December 17, 2013.  As part of the transaction we also issued 20 Series A and 20 Series B  five year warrants to purchase an aggregate total of 80,000 shares of common stock at an initial exercise price of $0.50.  Each share of Series D Convertible Preferred Stock is convertible into 2,000 shares of common stock (subject to adjustment for certain dilutive transactions).

On December 20, 2013, we issued a total of 50 shares of Series D Convertible Preferred Stock for gross proceeds of $50,000 to an individual accredited investor in accordance with the terms of that certain Purchase Agreement dated December 20, 2013.  As part of the transaction we also issued 50 Series A and 50 Series B five year warrants to purchase an aggregate total of 200,000 shares of common stock at an initial exercise price of $0.50.  Each share of Series D Convertible Preferred Stock is convertible into 2,000 shares of common stock (subject to adjustment for certain dilutive transactions).

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

We currently have two operating pharmacies and two pharmacies that are under development, each of which are wholly owned through subsidiaries. The opening date and locations of our pharmacies are as follows:

Location	Opening Date

Kirkland, Washington	August 11, 2004
Leawood, Kansas	November 28, 2011

The table set forth below summarizes the number of prescriptions dispensed and the number of patients serviced by our operating pharmacies during the year ended December 31, 2013 and 2012, respectively.

	Year ended	Year ended
	December 31, 2013	December 31, 2012

Total Number of Prescriptions1	48,139	49,759

Total Number of Patients Serviced2	25,401	22,945

1	“Total Number of Prescriptions” equals the total number of prescriptions dispensed by our operating pharmacies and delivered to or picked up by the customer.

2	“Total Number of Patients Serviced” equals the total number of patients serviced measured on a monthly basis.

Recent Events

In January 2014, the Company entered into a $200,000 promissory note with Pinewood Trading Fund, LP., a related party.  The note bears an interest rate of 16.00% per annum payable in the Company’s common stock payable on July 1st and January 1st of each calendar year and matures on January 28, 2016.

In February and March 2014, the Company entered into five short term promissory notes with Pinewood Trading Fund, LP., a related party for an aggregate total of $240,000.  The short term notes bear an interest rate of 12.0% per annum and mature on April 30, 2014.

In February 2014, the Company entered into an Amended and Restated 10% Senior Convertible Debenture due June 30, 2016 with Hillair Capital Investments, LP. in the amount of  $1,150,000. The amendment relates to convertible debentures originally issued on May 16, 2011, August 22, 2011, November 30, 2011 and July 19, 2012 for an aggregate total of $1,000,000 in debentures.  In addition to the extension of the maturity date, the interest rate was reduced from 16.0% to 10.0% per annum and the conversion price was decreased from $0.90 to $0.75. In addition, the Company issued 420,694 shares of common stock as payment of accrued interest of $252,417 at a rate of $0.60 per share.  As part of the agreement, all interest accruable and payable between February 7, 2014 and August 7, 2015 has been added to this debenture at a rate of 10% per annum and is considered paid in full and satisfied.  Further interest will not begin accruing until August 8, 2015.  As part of the amendment, the exercise price of the related warrants was reduced from $0.90 to $0.75 resulting in the issuance of an additional 320,000 warrants per the warrant agreement terms.

In March 2014, the Company entered into a $600,000 Nondisclosable Revolving Line of Credit Loan with Third Coast Bank SSB due on March 25, 2015.  The loan is not subject to an interest rate, but is subject to service charges based on the amount of funds advanced.  The loan is secured by the Company’s accounts receivable and is guaranteed by Pinewood Trading Fund, LP., a related party.

Our consolidated net revenues for the fiscal year ending December 31, 2013 were $7,463,113 which included $2,270,536 in revenues from discontinued operations.  Since the net revenues are below the Make-Whole Adjustment minimum threshold of $17,250,000 per our 2013 private placement agreement, the Company is required to issue an additional 826,907 shares of common stock to the eight investors that participated in the private placement by April 30, 2014.  A Make-Whole adjustment for the related warrants in not required due to the anti-dilution adjustment in November 2013 anti-dilutive adjustment.

In March 2014, the Company did not meet the requirements of the Milestone Provision of the Series D Preferred of reaching positive net income on a Special Adjusted Basis (“SAB”) for the trailing two months ending February 2014.  As a result, the Company is required to issue an additional 856 shares of Series D Preferred stock and additional 3,424,000 warrants to purchase common stock at $0.40 to the Series D holders.  In addition, the exercise price on an aggregate total 4,280,000 warrants has been reduced to $0.40 per share.  Pinewood is also entitled to elect a majority of the Board of Directors, to be accomplished in any manner that the Initial Investor deems most expedient and in compliance with applicable laws and the Company’s charter documents.

The Milestone Provision adjustment reduction of the exercise price to $0.40 also met the requirement for anti-dilution for certain warrants and convertible debentures in which a waiver was not obtained.   The adjustment results in a conversion price decrease from $0.50 to $0.40 on an aggregate total of $500,000 in debentures, and increase of 250,000 shares on an as converted basis.  The adjustment results in an additional 994,504 warrants to be issued at an exercise price of $0.40 and an exercise price adjustment from $0.50 to $0.40 on an aggregate total of 3,978,004 warrants.

The table below summarizes the impact of the 2013 Private Placement Make-Whole Adjustment and the 2013 Series D Preferred Milestone Adjustment by security as converted into common shares:

	December 31, 2013	Adjusting effect	Post Adjusted effect

Common stock	10,255,693	826,907	11,082,600
Warrants	15,244,914	4,418,504	19,663,418
Stock options	1,840,556	-	1,840,556
Convertible notes	2,333,333	250,000	2,583,333
Series A Preferred	1,629,006	-	1,629,006
Series B Preferred	5,693,344	-	5,693,344
Series C Preferred	902,778	-	902,778
Series D Preferred	2,140,000	1,712,000	3,852,000
	40,039,624	7,207,411	47,247,035

In March 2014, we entered into a Forbearance Agreement with H.D. Smith Wholesale Drug Co.  in which the lender agreed to  forbear from accelerating the outstanding balance of the Note and form instituting collection efforts from the date of the agreement through July 1, 2014. The forbearance was required due to our inability to make payments required under the agreement of $338,479 and our inability to meet the $500,000 minimum monthly purchase requirement due to the closure of our two pharmacy locations.

Results of Operations for the Years Ended December 31, 2013 and 2012

Summarized immediately below and discussed in more detail in the subsequent sub-sections is an analysis of our operating results for the years ended December 31, 2013 and 2012, represented as a percentage of total sales for each respective period:

	Year Ended December 31,
	2013	2012

Sales	100.0%	100.0%
Cost of sales	78.4	76.4
Gross profit	21.6	23.6
Operating expenses
Salaries and related expenses	36.4	33.8
Selling, general and administrative	41.0	40.3
Total operating expenses	77.4	74.1
Loss from continuing operations	-55.8	-50.5
Other expenses
Interest expense, net	24.3	24.8
(Gain) Loss on extinguishment of debt	-29.8	1.6
Gain on change in forward contract liability	-2.3	-
Loss on change in fair market value of derivative	1.4	-
Gain on change in fair value of warrant liability	-2.8	-6.3
Total other expenses and income	-9.2	20.1
Net loss from continuing operations, before tax	-46.7	-70.6
Income taxes	6.3	0.2
Net loss from continuing operations, net of tax	-53.0	-70.8
Net loss from discontinued operations, net of tax	-11.7	-0.3
Net loss	-64.7	-71.1

Sales

Our total sales reported for the year ended December 31, 2013 was $5,192,577, a 7.9% decrease from $5,636,195 for the year ended December 31, 2012. Our sales for the year ended December 31, 2013 and 2012 was generated primarily from the sale of prescription drugs through our pharmacy operations and to a much lesser extent fees from management services provided. Our total sales from pharmacy operations for the year ended December 31, 2013 was $5,173,395, a 7.0% decrease from $5,564,624 for the year ended December 31, 2012.  Our total sales from management services for the year ended December 31, 2013 was $19,183, a 73.2% decrease from $71,571 for the year ended December 31, 2012.

Sales per prescription dispensed by our pharmacies was approximately $107 per prescription for the year ended December 31, 2013, a 3.9% decrease from approximately $112 per prescription for the year ended December 31, 2012.  The decrease in sales per prescription dispensed is primarily attributable to a shift in prescription mix from higher priced brand medications to lower priced generic medications. Management attributes this shift in prescription mix primarily to inventory constraints due to working capital limitations.

The number of prescriptions dispensed by our pharmacies was 48,139 for the year ended December 31, 2013 compared to 49,759 for the year ended December 31, 2012. Management attributes the decrease in prescription volumes primarily to inventory purchasing constraints due to working capital limitations.

The number of patients serviced by our pharmacies was 25,401 for the year ended December 31, 2013 compared to 22,945 patients for the year ended December 31, 2012.

Cost of Sales

The total cost of sales for the year ended December 31, 2013 was $4,072,085, a 5.5% decrease from $4,308,710 for the year ended December 31, 2012. The cost of sales consists primarily of direct cost of prescription drugs. The decrease in cost of sales is primarily attributable to decreased sales in the reporting period.

Gross Profit

Our total gross profit decreased to $1,120,492, or approximately 21.6% of sales, for the year ended December 31, 2013. This is a decrease from a gross profit of $1,327,485, or approximately 23.6% of sales for the year ended December 31, 2012.  Our gross profit from pharmacy sales decreased to $1,101,310, or approximately 21.3% of pharmacy revenues, for the year ended December 31, 2013.  This is a decrease from a gross profit of $1,255,914, or approximately 22.6% of pharmacy sales, for the year ended December 31, 2012. The decrease in the gross profit percentage for the year ended December 31, 2013, when compared to the prior fiscal year, is primarily attributable to shift in prescription mix.

Operating Expenses

Operating expense for the year ended December 31, 2013 was $4,020,061, a 3.7% decrease from $4,174,016 for the year ended December 31, 2012. Our operating expenses for the year ended December 31, 2013 consisted of salaries and related expenses of $1,891,862 and selling, general and administrative expenses of $2,128,199. Our operating expenses for the year ended December 31, 2012 consisted of salaries and related expenses of $1,903,475 and selling, general and administrative expenses of $2,270,541.

Salaries and related expenses decreased $11,613 in the year ended December 31, 2013, when compared to the previous fiscal year.

Selling, general and administrative expenses decreased $142,342 in the year ended December 31, 2013 when compared to the previous fiscal year.  The significant components of selling, general and administrative expenses are as follows:

	Year Ended December 31,
	2013	2012

Stock-based compensation expenses	628,965	851,561
Provision for accounts receivable doubtful accounts	32,426	12,968
Selling expenses	41,045	60,383
Professional fees	510,478	430,100
Delivery expenses	192,802	161,629
Facility related expenses	245,549	173,522
Travel and related expenses	109,658	164,128
Vendor late fee expenses	14,387	57,036
Investor relations expense	24,000	10,089
Other general and administrative expenses	328,889	349,125
Total	$2,128,199	$2,270,541

The decrease in selling, general and administrative expenses is primarily due to a decrease in stock based compensation of $222,596 and to a lesser decreases in travel and related expenses, vendor late fee expenses, selling expenses and other general and administrative expenses which were partially offset by increases in professional fees, delivery expenses, facility related expenses, provision for accounts receivable doubtful accounts and investor relations expenses. The decrease in vendor late fees is primarily attributable to reduced late fees to our primary wholesaler as a result of our February 2013 refinancing.  The increase in professional fees is primarily related to securing additional financing and expenses associated with our public filings. The increase in delivery expenses are primarily due to an increase in the number of patients serviced by our operating pharmacies.   The increases in facility related expenses primarily relate to our Denver and Boston pharmacy locations that are under development.

Other (Income) and Expense

Total other expenses and income for the year ended December 31, 2013 was $475,428 in other income, a $1,608,342 decrease from $1,132,914 in other expense for the year ended December 31, 2012.  The significant components of other income and expenses are as follows:

	Year ended December 31,
	2013	2012

Interest expense, net	1,261,843	1,399,903
(Gain) loss on extinguishment of debt	(1,548,915)	90,205
Gain on change in fair value of forward contract	(117,364)	-
Loss on change in fair value of derivative	73,917
Gain on change in fair value of warrants	(144,909)	(357,194)
Total	$(475,428)	$1,132,914

The decrease was primarily attributable to a gain on extinguishment of debt of $1,548,915 compared to a loss on extinguishment of debt of $90,205 in the prior year and to a lesser extent a decrease of $138,060 in interest expense, an $144,909 gain on change in fair value of derivative and an $117,364 gain on change in fair value of forward contract which was partially offset by a decrease of $73,917 in the change in fair value of derivative.

The decrease in interest expense is primarily due to a decrease in amortization of debt discount of $351,372 and to a lesser extent an $85,832 decrease in amortization of deferred financing costs which was partially offset by a $299,144 increase in interest expense at the stated rates due to an increase in the average debt outstanding the year ended December 31, 2013 compared to the year ended December 31, 2012.  The increase in the average debt outstanding is primarily attributable to the conversion of approximately $3.5 million in vendor payables into a secured note payable in February 2013.

Our total outstanding debt increased to $5,833,519 as of December 31, 2013 as compared to $3,960,293 at December 31, 2012.  The table below summarizes the components of interest expense for the year ended December 31, 2013 and 2012:

	Year Ended December 31,
	2013	2012

Interest expense at stated rates (6.25% - 20.00%)	$892,457	$593,313
Amortization of deferred financing costs	36,131	121,963
Amortization of debt discount	333,255	684,627
Interest expense, net	$1,261,843	$1,399,903

The $1,548,915 gain on extinguishment of debt for the year ended December 31, 2013 resulted from troubled debt restructurings that met the requirements for extinguishment accounting treatment.  An aggregate of $1,662,107 in principal and $557,259 in accrued interest was converted into common stock at $0.60 per share.  The loss on extinguishment of debt of $90,205 in the year ended December 31, 2012 resulted from the modification and extension of seven convertible debenture agreements that met the requirements for extinguishment accounting treatment.

The gain on change in fair value of warrant liability represents the change in fair value calculated on warrants issued in connection with private placements in the fiscal years 2011through 2013 which grant the warrant holder certain anti-dilution protection and provide exercise price adjustments in the event that any common stock or common stock equivalents are issued at an effective price per share that is less than the exercise price per share.

The gain on change in fair value of forward contract liability represents the change in fair value calculated on forward contract issued in connection with our 2013 private placement of common stock. The Company also agreed that the 38,462 shares of common stock included in the units is subject to increase and the $0.65 per share value is subject to decrease, in each case based on the level of the Company’s consolidated net revenues that are derived during our 2013 fiscal year (the “Make-Whole Adjustments”).

The loss on change in fair value of derivative represents the change in fair value calculated on derivative issued in connection with our 2013 Series D Preferred stock issuances.  The derivative relates to the conversion feature into common stock at an initial rate of 2,000 common shares for each share of Series D Preferred stock, subject to adjustment for certain anti-dilution protection and provide exercise price adjustments in the event that any common stock or common stock equivalents are issued at an effective price per share that is less than the exercise price per share.

Loss from Discontinued Operations, net of tax

Discontinued operations include the operations of our Riverside, California and Gresham, Oregon pharmacies that were closed in August 2013.  Our net loss from discontinued operations for the year ended December 31, 2013 was $609,292, compared to a net loss of $16,940 for the year ended December 31, 2012. The increase in our net loss was primarily attributable to impairment of goodwill of $697,766 and to a lesser extent decreasing sales, and a decrease in gross profits which were partially offset by an increase in the tax benefit and a decrease in operating expenses and other expenses and income.

Net Loss

Our net loss for the year ended December 31, 2013 was $3,361,513, compared to a net loss of $4,005,506 for the year ended December 31, 2012.  The decrease in our net loss was primarily attributable to an decrease in other expenses of $1,682,259 and to a lesser extent, a decrease in operating expenses of $153,955 which was partially offset by an increase in the loss on discontinued operations, net of tax of $592,352 and to a lesser extent a decrease in gross profit of $206,993.

Our net loss per common share for the year ended December 31, 2013 was $0.91, compared to a net loss per common share of $0.96 for the year ended December 31, 2012.  The decrease to our net loss per common share was primarily attributable to an increase in the weighted average number of common shares outstanding to 6,126,838 for the year ended December 31, 2012, from 4,150,976 for the year ended December 31, 2012 which was partially offset by $1,548,595 increase in our net loss applicable to common  stock.

The increase in our loss applicable to common stock is primarily due to a $2,192,588 redemption feature on preferred stock in the year ended December 31, 2013.  The redemption feature on preferred stock relates the mandatory redemption feature on our Series D Preferred stock issuances and represents the adjustment to the carrying amount of the instrument to equal the redemption value of the instrument.  The redemption feature on preferred stock is a deemed dividend distribution for accounting purposes.

Financial condition, Liquidity and Capital Resources

Liquidity and Capital Resources

As of December 31, 2013, we had a cash balance of $2,856, a minimal decrease from a balance of $21,298 at December 31, 2012.  At December 31, 2013, we had a working capital deficit of $1,746,832 a decrease from a working capital deficit of $6,312,121 as of December 31, 2012.  The decrease in our working capital deficit was primarily attributable to an decrease in current liabilities attributable to the conversion of approximately $3,534,793 in vendor payables into a long term secured note, the conversion of an aggregate total of $1,662,107 in debt principal and an aggregate total of $557,259 in accrued interest into common stock at a conversion price of $0.60, which was partially offset by a decrease in assets in discontinued operations of $562,751 due to the closure of our Riverside and Gresham pharmacies in August 2013.

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

Our current cash on hand is insufficient for us to operate our two existing pharmacies at the current level for the next twelve months.  Our business plan calls for ongoing expenses in connection with salary expense and establishing additional pharmacies. These expenditures are anticipated to be approximately $2,400,000 for the next twelve months.

As of December 31, 2013, we have $300,000 in debt securities which were due in the year 2012 and $483,943 in debt securities which come due in the year 2014.  We are attempting to extend the maturity date of these debt securities, but can provide no assurance that the holders of such securities will agree to extend the maturity date on these securities on acceptable terms.  If our debt holders choose not to convert certain of these securities into equity, we will need to repay such debt, or reach an agreement with the debt holders to extend the terms thereof.  If we are forced to repay the debt, this need for funds would have a material adverse impact on our business operations, financial condition and prospects, including our ability to operate as a going concern.  If we are forced to repay the debt, our current and forecasted levels of cash flows and available cash on hand will not be sufficient to fund our operations for the year 2014.  Accordingly, we will be required to obtain additional financing in order to repay the debt, cover operating losses and fund working capital needs.  We cannot provide any assurances of the availability of future financing or the terms on which it might be available. In the absence of such financing, we may be forced to scale back or cease operations, liquidate assets, seek additional capital on less favorable terms and/or pursue other remedial measures.

In January 2014, the Company entered into a $200,000 promissory note with Pinewood Trading Fund, LP., a related party.  The note bears an interest rate of 16.00% per annum payable in the Company’s common stock payable on July 1st and January 1st of each calendar year and matures on January 28, 2016.

In February and March 2014, the Company entered into five short term promissory notes with Pinewood Trading Fund, LP., a related party for an aggregate total of $240,000.  The short term notes bear an interest rate of 12.0% per annum and mature on April 30, 2014.

In February 2014, the Company entered into an Amended and Restated 10% Senior Convertible Debenture due June 30, 2016 with Hillair Capital Investments, LP. in the amount of  $1,150,000. The amendment relates to convertible debentures originally issued on May 16, 2011, August 22, 2011, November 30, 2011 and July 19, 2012 for an aggregate total of $1,000,000 in debentures.  In addition to the extension of the maturity date, the interest rate was also reduced from 16.0% to 10.0% per annum and the conversion price was decreased from $0.90 to $0.75. As part of the agreement, the Company agreed to increase the principal amount of the debenture by $150,000 which represents eighteen months of interest at the stated rate of 10%.  As a result, all interest accruable and payable between February 7, 2014 and August 8, 2015 is considered paid in full and satisfied.   In addition, the Company issued 420,694 shares of common stock as payment of accrued interest of $252,417 at a rate of $0.60 per share.  As part of the agreement, all interest accruable and payable between February 7, 2014 and August 7, 2015 has been added to this debenture at a rate of 10% per annum and is considered paid in full and satisfied.  Further interest will not begin accruing until August 8, 2015.  As part of the amendment, the exercise price of the related warrants was reduced from $0.90 to $0.75 resulting in the issuance of an additional 320,000 warrants per the warrant agreement terms.

In March 2014, we entered into a Forbearance Agreement with H.D. Smith Wholesale Drug Co.  in which the lender agreed to  forbear from accelerating the outstanding balance of the Note and from instituting collection efforts from the date of the agreement through July 1, 2014. The forbearance was required due to our inability to make payments required under the agreement of $338,479 and our inability to meet the $500,000 minimum monthly purchase requirement due to the closure of our two pharmacy locations.

In March 2014, the Company entered into a $600,000 Nondisclosable Revolving Line of Credit Loan with Third Coast Bank SSB due on March 25, 2015.  The loan is not subject to an interest rate, but is subject to service charges based on the amount of funds advanced.  The loan is secured by the Company’s accounts receivable and is guaranteed by Pinewood Trading Fund, LP., a related party.

The table below lists our obligations under outstanding notes payable and unsecured convertible debentures, as of December 31, 2013:

	Related Party	Unrelated	Total

Secured Debt (1)	-	3,804,111	3,804,111
Revolving Credit facilities (2)	477,000	-	477,000
Other Notes and Debt (3)	-	52,408	52,408
Unsecured Convertible Debentures	-	1,500,000	1,500,000
	477,000	5,356,519	5,833,519
Less: current portion	-	(783,943)	(783,943)
	$477,000	$4,572,576	$5,049,576

1)
In February 2013, we received a one year loan of $3,828,527 from our primary wholesaler upon conversion of trade payables of $3,534,793 and cancellation of secured loan with a remaining balance of $293,734.  The note bears an interest rate of 6.25% per annum, with interest payable monthly. Monthly payment requirements were $27,000 per month for the first four consecutive months, followed by four consecutive monthly principal reductions of $37,000, followed by three consecutive monthly principal reductions of $42,000, with remaining principal and interest due February 1, 2014. In July 2013, the secured loan was amended and the maturity date was extended to February 1, 2016 with monthly payment requirements of $42,000.

2)
As of December 31, 2013, revolving credit facilities consisted of an outstanding balance of $477,000 on a line of credit we entered into with Brockington Securities, Inc., a company under the control of our Chief Executive Officer.

3)
As of December 31, 2013, other notes and debt consisted of the outstanding principal balance of $52,408 due to TPG in connection with our acquisition of their ownership interest in API, which operated our discontinued pharmacy in Riverside, California.

Obligations and Commercial Commitments

Not required for smaller reporting companies

Outstanding Trade Balance.  At December 31, 2013, we did not have an outstanding balance with our primary wholesaler.

Capital Expenditures.  At March 27, 2014, we had no material commitments for capital expenditures.

Cash Flows

As of December 31, 2013, we had $2,856 in cash and total current assets in the amount of $830,281 and had current liabilities in the amount of $2,577,113, resulting in a working capital deficit of $1,746,832.

Cash Flows

As of December 31, 2013, we had $2,856 in cash and total current assets in the amount of $830,281 and had current liabilities in the amount of $2,577,113, resulting in a working capital deficit of $1,746,832.
The following discussion focuses on information in more detail on the main elements of the $18,442 and $2,018 net decrease in cash during the years ended December 31, 2013 and 2012, respectively included in the accompanying Consolidated Statements of Cash Flows. The table below sets forth a summary of the significant sources and uses of cash for the years ended December 31:

	2013	2012

Cash used in operating activities	$(1,876,728)	$(530,815)
Cash used in investing activities	(53,838)	(21,285)
Cash provided by financing activities	1,912,124	550,082

Decrease in cash	$(18,442)	$(2,018)

Operating activities used $1,876,728 in cash for the year ended December 31, 2013 compared to $530,815 in cash used for the year ended December 31, 2012. Our net loss of $3,287,596 plus non-cash expenses of $92,467 was the primary reason for our negative operating cash flows which were partially offset by a $1,503,335 change in operating assets and liabilities.  Our net loss of $4,005,506, less non-cash expenses of $1,316,348 was the primary reason for our negative operation cash flows which were partially offset by a $2,158,343 change in operation assets and liabilities.  The table below summarizes the components of our cash used in operating activities for the year ended December 31, 2013 and 2012:

Net loss from operations including non-controlling interest	$(3,287,596)	$(4,005,506)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property and equipment	36,129	34,614
Amortization of debt issuance costs	36,131	121,963
Amortization of discount on debt	333,255	684,627
Stock based compensation	628,964	847,561
Issuance of common stock in lieu of debenture interest	45,467	-
(Gain) or Loss on extinguishment of debentures and notes	(1,548,915)	30,610
Provision for accounts receivable doubtful accounts	16,683	(136,038)
Recoveries of other receivable doubtful accounts	(100,708	-
Provision for obsolete inventory	24,006	-
Impairment of goodwill	697,766	90,205
Loss on sale of property and equipment	1,028	-
Gain on change in fair value of forward contract	(117,364)	-
Loss on change in fair value of derivative	73,917
Gain on change in fair value of warrant liability	(144,909)	(357,194)
	(18,550)	1,316,348

Changes in operating assets and liabilities:	1,503,335	2,158,343

Net cash used in operating activities	$(1,876,728)	$(530,815)

Operating assets and liabilities reduced the overall cash deficit in the years ended December 31, 213 and 2012 primarily due to our increases in our accounts payable and accrued expenses, decreases in our accounts receivable and our other receivables related to worker's compensation claims and decreases in our inventories.

Cash used in investing activities was $53,838 in the year ended December 31, 2013, compared to $21,285 in the year ended December 31, 2012.  Investing activities in the year ended December 31, 2013 and 2012 consisted entirely of purchases and sales of property and equipment.

Cash provided by financing activities during the year ended December 31, 2013 was $1,912,124 compared to $550,082 in the year ended December 31, 2012. Over the last several years, our operations have been funded primarily through the sale of debt securities and advances from revolving credit facilities made available to us.  During the year ended December 31, 2013 we received net proceeds from the issuance of preferred stock of $1,097,395, net proceeds from the issuance of common stock of $814,190 and net proceeds on revolving credit facilities of $30,000, which was partially offset by net principal repayments of $29,461 on notes payable.  During the year ended December 31, 2012 we received net proceeds from the issuance of convertible debentures of $307,502 and net proceeds on revolving credit facilities of $288,680, which was partially offset by net principal repayments of $46,100 on notes payable.

Registration Statement

We filed an initial registration statement that was effective on November 14, 2012 for the offer and sale or other disposition of 2,292,067 shares of our common stock issuable on exercise of warrants by the selling shareholders.

Off Balance Sheet Arrangements

As of December 31, 2013, there were no off balance sheet arrangements.

Going Concern Assumption

The consolidated financial statements have been prepared assuming we will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business. As of December 31, 2013, we had an accumulated deficit of approximately $48.6 million, recurring losses from operations and negative cash flow from operating activities for the year ended December 31, 2013, of approximately $1,900,000. We also had negative working capital of approximately $1.7 million and debt with maturities within one year in the amount of approximately $800,000 as of December 31, 2013.

From January 1, 2014 through March 27, 2014, the Company has secured loans in the amount of $440,000 with Pinewood Trading Fund, LP, a related party, extended the maturity date of an aggregate total of $1,000,000 in convertible debentures from December 1, 2013 to June 30, 2016 and converted $252,417 in accrued interest into common stock at $0.60 per share and secured a Revolving Line of Credit for $600,000 from Third Coast Bank.   The Company intends to fund operations through raising additional capital through debt financing and equity issuances, increased sales, increased collection activity on past due other receivable balances and reduced expenses, which may be insufficient to fund its capital expenditures, working capital or other cash requirements for the year ending December 31, 2014. The Company is in negotiations with current debt holders to restructure and extend payment terms of the existing short term debt.  The Company is seeking additional funds to finance its immediate and long-term operations. The successful outcome of future financing activities cannot be determined at this time and there is no assurance that if achieved, the Company will have sufficient funds to execute its intended business plan or generate positive operating results. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments related to recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

In response to these financial issues, management has taken the following actions:

●    We are seeking investment capital.
●    We are aggressively targeting new physicians.
●    We are aggressively seeking to renegotiate past due existing debentures.

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

The Company records all share-based payments at fair value.  The total applicable compensation cost is amortized on a straight-line basis over the requisite service period, which is generally the vesting period.

ITEM 7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Assured Pharmacy, Inc.
Plano, Texas

We have audited the accompanying consolidated balance sheets of Assured Pharmacy, Inc. and subsidiaries (the “Company”) as of December 31, 2013 and 2012 and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Assured Pharmacy, Inc. at December 31, 2013 and 2012, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ BDO USA, LLP
BDO USA, LLP

Dallas, Texas
March 31, 2014

ASSURED PHARMACY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

	December 31,	December 31,
	2013	2012

ASSETS

Current Assets
Cash	$2,856	$21,298
Accounts receivable, net	323,965	333,687
Inventories	273,195	198,778
Prepaid and other current assets	226,217	135,021
Assets of discontinued operations, net	4,048	566,799
Total current assets	830,281	1,255,583

Property and equipment, net	78,094	45,743
Assets of discontinued operations, net	140,563	920,172

TOTAL ASSETS	$1,048,938	$2,221,498

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable and accrued expenses	1,642,518	2,194,377
Liabilities of discontinued operations	150,652	2,655,303
Unsecured convertible debentures, net of discount	357,528	1,661,408
Unsecured convertible debentures, related party, net of discount	-	509,106
Notes payable	426,415	547,510
Total current liabilities	2,577,113	7,567,704

Notes payable, net of current portion	3,430,104	-
Notes payable to related parties, net of current portion	477,000	447,000
Unsecured convertible debentures, net of current portion and discount	1,142,472	388,339
Unsecured, convertible debentures, related party, net of current portion and discount	-	30,923
Derivative liability	312,088	-
Warrant liability	1,060,353	274,605
TOTAL LIABILITIES	8,999,130	8,708,571

Commitments and Contingencies (see Note 8)

Series D redeemable convertible preferred stock; par value $0.001 per share; 15,000 shares authorized, 1,070 and 0 issued and outstanding, respectively	2,515,469	-

Assured Pharmacy, Inc.'s Stockholders' Deficit
Preferred stock; par value $0.001 per share; 5,000,000 shares authorized, 2,830 shares designated to Series A convertible, 7,745 shares designated to Series B convertible, 813 shares designated to Series C convertible

Series A convertible preferred stock; par value $0.001 per share; 2,830
shares authorized, 1,466 and 1,556 issued and outstanding, respectively	1	1

Series C convertible preferred stock; par value $0.001 per share; 813
shares authorized, 813 and 813 issued and outstanding, respectively	1	1

Series B convertible preferred stock; par value $0.001 per share; 7,745
shares authorized, 5,124 and 5,409 issued and outstanding, respectively	5	5

Common stock; par value $0.001 per share; 100,000,000 shares authorized,
10,255,693 and 3,818,707 issued and outstanding, respectively	10,256	4,477

Additional paid-in capital, net	38,142,048	36,572,314

Accumulated deficit	(48,617,972)	(43,063,871)

Stockholders' deficit	(10,465,661)	(6,487,073)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,048,938	$2,221,498

See accompanying notes to these consolidated financial statements.

ASSURED PHARMACY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

	Year Ended December 31,
	2013	2012

Sales	$5,192,577	$5,636,195

Cost of sales	4,072,085	4,308,710

Gross profit	1,120,492	1,327,485

Operating expenses
Salaries and related expenses	1,891,862	1,903,475
Selling, general and administrative	2,128,199	2,270,541
Total operating expenses	4,020,061	4,174,016

Loss from continuing operations	(2,899,569)	(2,846,531)

Other expenses
Interest expense, net	1,261,843	1,399,903
(Gain) or Loss on extinguishment of debt	(1,548,915)	90,205
Gain of change in fair value of forward contract liability	(117,364)	-
Loss on change in fair market value of derivative	73,917	-
Gain on change in fair value of warrant liability	(144,909)	(357,194)
Total other expenses and income	(475,428)	1,132,914

Loss from continuing operations before income tax	(2,424,141)	(3,979,445)
Income tax expense	328,080	9,121

Loss from continuing operations, net of tax.	(2,752,221)	(3,988,566)

Discontinued operations:
Loss from operations of discontinued pharmacies, net of tax benefit	(609,292)	(16,940)
Net loss	$(3,361,513)	$(4,005,506)

Redemption feature on preferred stock	(2,192,588)	-

Net loss applicable to common stock	$(5,554,101)	$(4,005,506)

Basic and diluted loss per common share
Net loss to common stockholders from continuing operations	$(0.81)	$(0.96)
Loss from discontinued operations, net of tax expense (benefit)	$(0.10)	$(0.00)
Net loss per common share - basic and diluted	$(0.91)	$(0.96)

Basic and diluted weighted average number of common shares outstanding	6,126,838	4,150,976

See accompanying notes to these consolidated financial statements.

ASSURED PHARMACY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

	ASSURED PHARMACY, Inc. Stockholders

	Common Stock		Series A Preferred Stock		Series C Preferred Stock		Series B Preferred Stock		Additional Paid In	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance December 31, 2011	3,818,707	$3,818	1,556	$2	813	$1	5,409	$5	$35,725,411	$(39,058,365)	$(3,329,128)

Stock based compensation for services	540,000	$540							847,021		847,561

Conversion of series A preferred stock into common	104,250	$105	(150)	$(1)					(104)		-

Conversion of series B preferred stock into common	13,889	$14					(25)		(14)		-

Net Loss										(4,005,506)	(4,005,506

Balance December 31, 2012	4,476,846	$4,477	1,406	$1	813	$1	5,384	$5	$36,572,314	$(43,063,871)	$(6,487,073)

Stock based compensation for services	545,000	$545							728,356		728,901

Issuance of series A preferred stock			60	-					60,000		60,000

Conversion of series B preferred stock into common	288,890	$289					(260)	$-	(289)		-

Issuance of common stock in lieu of interest	1,049,152	$1,049							159,473		160,522

Issuance of common stock in conversion of convertible debentures	2,442,975	$2,443							286,313		288,756

Issuance of common stock in conversion of note payable	129,737	$130							18,033		18,163

Issuance of common stock warrants in conversion of convertible debenture									14,012		14,012

Issuance of common stock in private placement	1,323,093	$1,323							303,836		305,159

Redemption feature on preferred stock										(2,192,588)	(2,192,588)

Net Loss										(3,361,513)	(3,,361,513)

Balance December 31, 2013	10,255,693	$10,256	1,466	$1	813	$1	5,124	$5	$38,142,048	$(48,617,972)	$(10,465,661)

See accompanying notes to these consolidated financial statements.

ASSURED PHARMACY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

	YEAR ENDED DECEMBER 31,
	2013	2012

CASH FLOWS USED IN OPERATING ACTIVITIES:

Net loss	$(3,361,513)	$(4,005,506)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property and equipment	36,129	34,614
Amortization of debt issuance costs	36,131	121,963
Amortization of discount on debt	333,255	684,627
Stock based compensation	628,964	847,561
Issuance of common stock in lieu of debenture interest	45,467	-
(Gain) or loss on extinguishment of debentures and notes	(1,548,915)	90,205
Provision for accounts receivable doubtful accounts	16,683	30,610
Provision (recoveries) for other receivables doubtful accounts	(100,708)	(136,038)
Provision for obsolete inventory	24,006	-
Impairment of goodwill	697,766	-
Loss on sale of property and equipment	1,028	-
Gain on change in fair value of forward contract liability	(117,364)	-
Loss on change in fair market value of derivative	73,917	-
Gain on change in fair value of warrant liability	(144,909)	(357,194)

Changes in operating assets and liabilities:
Accounts receivable	332,251	131,773
Inventories	113,004	288,568
Prepaid expenses and other current assets	(68,537)	20,190
Other receivables	166,881	229,306
Accounts payable and accrued liabilities	959,736	1,488,507)

Net cash used in operating activities	(1,876,728)	(530,815)

CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchases of property and equipment	(54,838)	(21,285)
Sale of property and equipment	1,000	-
Net cash used in investing activities	(53,838)	(21,285)

CASH FLOWS FROM FINANCING ACTIVITIES:

Repayment of notes payable	(29,461)	(46,100)
Payment of issuance cost for convertible debentures and notes	-	(42,898)
Proceeds from issuance of convertible debentures	-	350,400
Payment of issuance cost for common stock	(45,810)	-
Payment of issuance cost for preferred stock	(32,605)	-
Proceeds from issuance of Series A preferred stock	60,000	-
Proceeds from issuance of Series D preferred stock	1,070,000	-
Proceeds from issuance of common stock	860,000	-
Proceeds from advances on shareholder revolving note	270,500	336,500
Repayment of advances on shareholder revolving note	(240,500)	(47,820)
Net cash provided by financing activities	1,912,124	550,082

Net decrease in cash	(18,442)	(2,018)

Cash at beginning of period	21,298	23,316

Cash at end of period	$2,856	$21,298

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

The Company had two operating pharmacies as of the year ended December 31, 2013 and four operating pharmacies as of the year ended December 31, 2012.  The pharmacies are located in Kirkland, Washington and Leawood, Kansas.  In August 2013, as a result of our financial condition and inability to secure additional funding or significantly improve our liquidity position, management reevaluated its strategic plan.  Management developed and implemented a plan to scale back operations as we could not continue to support the working capital needs of four pharmacies.  As a result, management decided to close two pharmacies in order to reduce overall fixed pharmacy costs by 50% and concentrate our limited working capital to support the operations of the two remaining pharmacies we believe have the best prospects.   Management considered several factors in determining which two pharmacies to close, including historical financial performance, regulatory costs, current sales prospects, geographic and physical location and strength of existing physician relationships.  After consideration of these factors, management closed our Gresham and Riverside pharmacies on August 5, 2013 and August 8, 2013, respectively.

The Company’s common stock is traded on the OTC Market’s OTC:QB quotations system under the ticker symbol APHY.

In June 2009, the Company filed a Certificate of Designation with the state of Nevada to designate 2,830 preferred shares as Series A Convertible Preferred Stock (“Series A Preferred”) and 7,745 shares as Series B Convertible Preferred Stock (“Series B Preferred”) from the 5,000,000 preferred shares authorized (see Note 5 for further details).  In May 2010, the Company filed a Certificate of Designation with the state of Nevada to designate 813 preferred shares as Series C Convertible Preferred Stock (“Series C Preferred”). In November 2013, the Company filed a Certificate of Designation with the state of Nevada to designate 15,000 preferred shares as Series D Redeemable Convertible Preferred Stock.

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

In October 2013, we filed a Proxy Statement on Schedule 14A with the Securities and Exchange Commission. The Board of Directors has submitted several actions to be taken by consent in lieu of a meeting in order to facilitate future financings.

ASSURED PHARMACY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In November 2013, the Board of Directors increased the Company’s authorized Common Stock from 35,000,000 to 100,000,000 to provide greater flexibility with respect to future transactions, including joint ventures, raising capital, acquisitions and other general corporate purposes.  Each additional share of Common Stock authorized by the amendment to the Articles of Incorporation will have the same rights and privileges as each share of Common Stock currently authorized or outstanding. If this proposal is rejected, the Company may have insufficient authorized and unissued outstanding shares of Common Stock to take advantage of potential business opportunities.

The Company does not currently have any plans for the potential increase in the number of authorized shares available for issuance. The Series D Preferred Stock described below, designates that any one share of Series D Preferred Stock may, at the option of the holder, be converted at any time into 2,000 fully-paid and non-assessable shares of Common Stock.

The Board of Directors believes it to be in the best interest of the Company to create and designate a class of Preferred Stock called the “Series D Preferred Stock,” consisting of 15,000 shares of stock, par value $0.001 per share, and designate to such class of stock those rights and preferences as described in that certain Certificate of Designation, attached hereto at Exhibit B.

The designation of the Series D Preferred Stock adversely alters and affects the rights of our Common Stockholders. Pursuant to the terms of the Series D Preferred Stock, the initial investor must approve certain corporate actions of the Company, regardless of the total Common Stock votes for or against such actions. Such actions include, but are not limited to: any increase or decrease in the authorized number of shares of Common Stock or Preferred Stock; the delisting of any of the Company’s securities from the OTCQB or any national securities exchange; any redemption or repurchase with respect to the Common Stock or Preferred Stock; any liquidation, dissolution or winding-up of the business and affairs of the Company; any material modification or deviation from the Company’s annual business plan and operating budget; any payment or declaration of a dividend or other distribution on any shares of Common Stock or Preferred Stock made by the Board of Directors; and any change in the principal business of the Company. In addition to the foregoing, holders of the Series D Preferred Stock have the right to elect one director of the Company so long as at least 35% of the Series D Preferred Stock is issued and outstanding.

Registration Statement

On November 13, 2012, we completed the registration of 2,292,067 shares of common stock, par value $0.001 per share, issuable upon exercise of warrants on Form S-1, as amended.  We became a public company on November 14, 2012 and are subject to the reporting requirements under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  The Company’s common stock began trading on the OTC Market’s OTC:QB quotation system under the ticker symbol “APHY”.

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

ASSURED PHARMACY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Going Concern Considerations

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business. As of December 31, 2013, the Company had an accumulated deficit of approximately $46.4 million and, recurring losses from operations. The Company also had negative working capital of approximately $1.7 million and debt with maturities within one year in the amount of approximately $800,000 as of December 31, 2013.

From January 1, 2014 through March 27, 2014, the Company has secured loans in the amount of $440,000 from Pinewood Trading Fund, LP, a related party and extended the maturity date of an aggregate total of $1,000,000 in convertible debentures from December 1, 2013 to June 30, 2016 and converted $252,417 in accrued interest due to convertible debenture holders into common stock at $0.60 per share.   The Company intends to fund operations through raising additional capital through debt financing and equity issuances, increased sales, increased collection activity on past due other receivable balances and reduced expenses, which may be insufficient to fund its capital expenditures, working capital or other cash requirements for the year ending December 31, 2014. The Company is in negotiations with current debt holders to restructure and extend payment terms of the existing short term debt.  The Company is seeking additional funds to finance its immediate and long-term operations. The successful outcome of future financing activities cannot be determined at this time and there is no assurance that if achieved, the Company will have sufficient funds to execute its intended business plan or generate positive operating results. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments related to recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

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

ASSURED PHARMACY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Concentration of Credit Risk

During the year ended December 31, 2013 and 2012, the Company purchased approximately $5.3 million and $10.1 million, respectively, or 91% and 92%, respectively, of its prescription drug inventory from one primary wholesale vendor. At December 31, 2013 and 2012, accounts payable to the vendor were approximately $0 and $3.6 million, respectively.  The Company had a vendor note payable with the aforementioned vendor totaling $3.8 million and $305,000 as of December 31, 2013 and 2012, respectively.  (In February 2013, the amounts payable to vendor were converted into a note (See Note 4 Secured Debt for further details).)  During the year ended December 31, 2013 and 2012, the Company purchased approximately $539,000 and $858,000, respectively, or 9% and 8%, respectively, of its prescription drug inventory from another secondary wholesale vendor. At December 31, 2013 and 2012, accounts payable to the vendor were approximately $132,000 and $113,000, respectively. During the year ended December 31, 2013 and 2012 management believes that the wholesale pharmaceutical and non-pharmaceutical distribution industry is highly competitive because of consolidation in the retail pharmacy industry and the practice of certain large pharmacy chains to purchase directly from product manufacturers. Although management believes it could obtain the majority of its inventory from other distributors at competitive prices and with competitive payment terms, if its relationship with its primary wholesale drug vendor was terminated, there can be no assurance that the termination of such relationship would not adversely affect the Company.
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

The Company’s accounts receivables are detailed as follows:

	2013	2012

Accounts receivable

Third party medical insurance and other	$324,095	$334,484

Allowance for doubtful accounts	(130)	(797)

Total accounts receivable, net	$323,965	$333,687

The provision for bad debts for the years ended December 31, 2013 and 2012 was $32,426 and $12,968, respectively. The Company also wrote off $33,093 and $22,480 in doubtful accounts in the years ended December 31, 2013 and 2012, respectively.

Inventories

Inventories are located at the Company’s pharmacy locations. Inventory consists solely of finished products (primarily prescription drugs) and is valued at the lower of first-in, first-out cost (FIFO) or market. Our inventories are maintained on a periodic basis through the performance of physical inventory counts.  Our cost of sales is recorded based upon the actual results of the physical inventory counts, and is estimated when a physical inventory is not performed in a particular month. Historically, no significant adjustments have resulted from reconciliations with the physical inventories. We also maintain inventory reserves for excess and obsolete inventory based on analysis of our inventory and sales activity.

ASSURED PHARMACY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Inventories are comprised of brand and generic pharmaceutical drugs. The Company's pharmacies maintain a wide variety of different drug classes, known as Schedule II, Schedule III, and Schedule IV drugs, which vary in degrees of addictiveness.  Schedule II drugs, considered narcotics by the DEA, are the most addictive; hence, they are highly regulated by the Drug Enforcement Administration (“DEA”) and are required to be segregated and secured in a separate cabinet. Schedule III and Schedule IV drugs are less addictive and are not regulated. Because the Company's business model focuses on servicing pain management physicians and chronic pain patients, the Company carries a larger amount of Schedule II drugs in inventory than most other pharmacies.

Property and Equipment

Property and equipment are stated at cost, and are being depreciated using the straight-line method over the estimated useful lives of the related assets, which generally range between three and ten years. Company’s property and equipment consist of computers, software, office furniture and equipment, store fixtures, and leasehold improvements on pharmacy build-outs. Leasehold improvements are amortized on a straight-line basis over the shorter of the estimated useful lives of the assets or the remaining lease terms, typically five years. Maintenance and repairs are charged to expense as incurred. Significant renewals and betterments are capitalized. At the time of retirement, other disposition of property and equipment or termination of a lease, the cost and accumulated depreciation or amortization are removed from the accounts and any resulting gain or loss is reflected in results of operations.  During the years ended December 31, 2013 and 2012, no impairments of property and equipment were recognized.

Deferred Loan Costs

During the years ended December 31, 2013 and 2012, the Company incurred loan origination and other professional fees that were associated with closing certain loans.  These fees are included in prepaid and other assets on the consolidated balance sheet, net of amortization.  Such fees have been deferred and are being amortized to interest expense over the life of the loan on a straight line basis, which approximates the effective interest method.  Interest expense recorded on these fees was $36,131 and $121,963 for the years ended December 31, 2013 and 2012, respectively, and was reflected in interest expense, net on the consolidated statements of operations.

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

Advertising

Advertising costs for marketing and promotions are included in selling expenses, when incurred. Advertising costs for the years ended December 31, 2013 and 2012 were $0 and $9,708, respectively. Such expenses are included in selling, general and administrative expenses in the accompanying consolidated statements of operations.

ASSURED PHARMACY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Delivery expenses

The Company incurred expenses totaling $192,802 and $161,629 for the years ended December 31, 2013 and 2012, respectively, to deliver products sold to its customers. Delivery expenses are reported as a component of selling, general and administrative expenses in the accompanying consolidated statements of operations.

Stock-based Compensation

The Company issues options and restricted shares of common stock to employees and consultants.  Stock option and restricted share awards are granted at the fair market value of the Company's common stock on the date of grant.

The Company records all share-based payments at fair value. The total applicable compensation cost is amortized on a straight-line basis over the requisite service period, which is generally the vesting period.

For the years ended December 31, 2013 and 2012, the Company recognized $628,964 and $847,561, respectively, in compensation expense which is included in selling, general and administrative expenses in the accompanying consolidated statements of operations.

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

Fair Values of Financial Instruments

Management believes that the carrying amounts of the Company's financial instruments, consisting primarily of cash, accounts receivable, accounts payable and accrued expenses approximated their fair values at December 31, 2013 and 2012, due to their short-term nature.

ASSURED PHARMACY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The fair value of the warrant liability of $1,060,353 and $274,605 as of December 31, 2013 and 2012, respectively, was measured using Level 3 measurements.

Management also believes that the December 31, 2013 and 2012 interest rates associated with the notes payable approximates the market interest rates for these types of debt instruments and as such, the carrying amount of the notes payable approximates their fair value.

Common Stock Warrant Liability

The Company accounts for its common stock warrants under ASC 480, “Distinguishing Liabilities from Equity,” which requires any financial instrument, other than an outstanding share, that, at inception, embodies an obligation to repurchase the issuer’s equity shares, or is indexed to such an obligation, and it requires or may require the issuer to settle the obligation by transferring assets, would qualify for classification as a liability. The guidance required the Company’s outstanding warrants from convertible debenture private placements in the years ended December 31, 2013, 2012 and 2011 to be classified as liabilities and to be fair valued at each reporting period, with the changes in fair value recognized as a change in fair value of warranty liability in the Company’s consolidated statements of operations. Specifically, the warrants issued in connection with convertible debenture private placements in throughout the years ended December 31, 2013, 2012 and 2011, grant the warrant holder certain anti-dilution protection which provide exercise price adjustments in the event that any common stock or common stock equivalents are issued at an effective price per share that is less than the exercise price per share.  Upon exercise or expiration of the warrant, the fair value of the warrant at that time will be reclassified to equity from a liability.  The following table is a summary of the warrant liability activity measured at fair value using Level 3 inputs:

Warrant Liability

Balance at December 31, 2011	$208,570

Granted	511,765
Cancelled, forfeited or expired	(88,536)
Change in fair value of common stock warrants	(357,194)

Balance at December 31, 2012	$274,605

Granted	949,407
Cancelled, forfeited or expired	(18,750)
Change in fair value of common stock warrants	(144,909)

Balance at December 31, 2013	$1,060,353

ASSURED PHARMACY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Forward contracts

As part of the 2013 private placement of common stock, the Company also agreed that the 38,462 shares of common stock included in the units is subject to increase and the $0.65 per share value is subject to decrease, in each case based on the level of the Company’s consolidated net revenues that are derived during our 2013 fiscal year (the “Make-Whole Adjustments”) (see Note 6 Common Stock for further details).  The Company separately valued the forward contracts using Level 3 inputs.  The fair value of the forward contracts of $115,767 was recorded as a liability and is included in accounts payable and accrued expenses on the Consolidated Balance Sheet as of December 31, 2013.   The following table is a summary of the forward contract liability activity measured at fair value using Level 3 inputs:

Forward Contract Liability

Balance at December 31, 2012	$-

Granted	233,131
Cancelled, forfeited or expired
Change in fair value	(117,364)

Balance at December 31, 2013	$115,767

Derivative Liability

The derivative relates to the conversion feature into common stock at an initial rate of 2,000 common shares for each share of Series D Preferred stock, subject to adjustment for certain anti-dilution protection and provide exercise price adjustments in the event that any common stock or common stock equivalents are issued at an effective price per share that is less than the exercise price per share (see Note 5 Redeemable Preferred Stock for further details).  Management analyzed the terms of the conversion option and concluded that the conversion feature was derivative since it met the definition of a derivative and did qualify for any of the exceptions. The Company therefore separately valued the derivative contracts using Level 3 inputs.  The fair value of the derivatives of $312,088 was recorded as a derivative liability on the Consolidated Balance Sheet as of December 31, 2013.   The following table is a summary of the derivative liability activity measured at fair value using Level 3 inputs:

Derivative Liability

Balance at December 31, 2012	$-

Granted	238,171
Cancelled, forfeited or expired
Change in fair value	73,917

Balance at December 31, 2013	$312,088

Recent Accounting Pronouncements

 In July 2013, the FASB issued ASU No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exist , which is included in ASC Topic 740 (Income Taxes).  ASU 2013-11 requires an entity to net its liability for unrecognized tax positions against a net operating loss carryforward, a similar tax loss or a tax credit carryforward when settlement in this manner is available under the tax law.  The provisions of this new guidance are effective for reporting periods beginning after December 15, 2013.  The guidance is not expected to have a material impact on our statement of operations, financial position, or cash flows.

3.     PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31, 2013 and 2012:

	2013	2012

Furniture and equipment	$18,167	$18,167
Computer equipment and information systems	488,613	471,240
Leasehold improvements	136,536	84,294
	643,316	573,701

Less: accumulated depreciation and amortization	(565,222)	(527,928)
	$78,094	$45,753

ASSURED PHARMACY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Depreciation and amortization expense for the years ended December 31, 2013 and 2012 was $25,569 and $23,440, respectively.  Depreciation and amortization expenses are included in selling, general and administrative expenses on the consolidated statements of operations.

4.      NOTES PAYABLE AND UNSECURED CONVERTIBLE DEBENTURES

The table below summarizes the Company’s notes payable and unsecured convertible debentures as of December 31, 2013:

	Related Party	Unrelated	Total

Secured debt	$-	$3,804,111	$3,804,111
Revolving credit facilities	477,000	-	477,000
Other notes and debt	-	52,408	52,408
Total notes payable	$477,000	$3,856,519	$4,333,519

Unsecured convertible
debentures, net of discount	$-	$1,500,000	$1,500,000

Total debt	$477,000	$5,356,519	$5,833,519

Maturities of debt at December 31, 2013 are as follows:

	Secured Debt	Revolving Credit Facilities	Other notes and debt	Unsecured convertible debentures	Total

2014	399,889	-	26,526	357,528	783,943
2015	300,863	-	25,882	104,659	431,404
2016	3,103,359	477,000	-	1,037,813	4,618,172
Total	$3,804,111	$477,000	$52,408	$1,500,000	$5,833,519

2013 Debt Restructuring

Our current financial condition and inability to secure additional funding or significantly improve our liquidity position resulted in management’s reevaluation of its strategic plan in August 2013. A key objective of the restructuring plan was to renegotiate terms with our existing debt holders.  Below is a summary of the restructuring actions taken:

Tender Offer

 In October 2013, we filed a tender offer on Form SC TO-I.  The tender offer statement relates to the offer to holders of unsecured debentures to tender their 16% Senior Convertible Debentures in an issuer tender offer to exchange them for one of two options which are:

Option #1: The issuance of restricted shares of common stock for the settlement of the balance of the Eligible Debenture, which shall consist of principal plus the currently outstanding unpaid interest as of September 30, 2013, at $0.60 per share with the issuance of new warrants to purchase common stock (the “New Warrants”) at an exercise price of $0.60 per share for the first twelve (12) months following the closing date of the issuer tender offer (the “Tender Offer”) and $0.75 thereafter for the remainder of the New Warrant’s term, with such term to be an extension of the term of the Eligible  Warrant by an additional three (3) years; or

ASSURED PHARMACY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Option #2: The issuance of amended and restated debentures (the “New Debentures”) which include the principal balance plus all accrued and unpaid interest as of September 30, 2013 of the Eligible Debentures with a reduction of the interest rate from sixteen percent (16%) to ten percent (10%), the extension of the maturity date for an additional three (3) years past the Eligible Debenture’s maturity date, reduction of the conversion price to $0.75 per share, and execution of a subordination agreement pursuant to which the Company will make no further payments to the debt holders until such time as the redemption of certain Series D Preferred Stock (to be designated) has been made in full (“Subordination Agreement”) and the issuance of New Warrants, the expiration date of which shall be 3 years past the expiration date set forth in the Eligible Warrants and a reduction of the conversion price to $0.75 per share.

The tender offer was submitted to holders of an aggregate of $2,465,784 in debentures.  The tender offer expired on December 31, 2013 with an aggregate total of $965,784 of the original debentures tendered by the tender offer.  As a result, an aggregate total of $965,784 in convertible debentures to eight holders was exchanged for 1,609,641 shares of the Company’s common stock.  In addition, an aggregate total of $245,689 in accrued but unpaid interest was exchanged for 409,482 shares of the Company’s common stock.  In addition, the Company granted an additional aggregate total of 772,625 warrants to the debenture holders that tendered. The  warrants are subject certain anti-dilution protection clauses which provide exercise price adjustments in the event that any common stock or common stock equivalents are issued at an effective price per share that is less than the exercise price per share.  Accordingly, the fair value of the stock warrants is classified as a warrant liability on the accompanying consolidated balance sheets as of December 31, 2013 (see Note 6 Stock Warrants for further details).

Since the Company is experiencing financial difficulties and the debenture holders have granted a concession, the transaction met the requirement for troubled debt accounting treatment.  The Company recorded the transactions by first allocating the fair value of the warrants to warrant liability (see Note 6 Stock Warrants for further details) with remaining amount being applied to common stock and accrued interest.  Management then compared the allocated value of the common stock to the fair value of the common stock resulting in a gain on extinguishment of debt of $747,591 or $0.12 per common share.

Convertible Debenture Exchange

In November 2013, Joseph McDevitt, a related party investor and holder of $500,000 convertible debenture due in July 2013 exchanged $500,000 debenture and $205,245 in accrued interest for a total of 1,175,408 common shares at a conversion rate of $0.60 per share.  As consideration for the conversion, the Company issued 833,334 three year warrants to purchase common shares at an exercise price of $0.60 for the first twelve months following the closing date and $0.75 thereafter for the remainder of the new warrant term.

Since the Company is experiencing financial difficulties and the debenture holder has granted a concession, the transaction met the requirement for troubled debt accounting treatment.  Management compared the value of the common stock and accrued interest to the fair value of the common stock resulting in a gain on extinguishment of debt of $526,676 or $0.09 per common share.

TPG, L.L.C. Amendment

In December 2013, the parties entered into a Fourth Amendment to the Share Agreement between Assured Pharmacy, Inc. (“Buyer”) and TPG, LLC (‘Seller”). The maturity date of the note was extended from July 2013 to September 1, 2015.  We issued 200,000 shares of the Company’s common stock and agreed to pay the remaining outstanding balance of $60,000 together with accrued interest at the rate of prime plus 2% per annum commencing from December 19, 2013.

Since the Company is experiencing financial difficulties and the debt holder has granted a concession, the transaction met the requirement for troubled debt accounting treatment.  Management compared the value of the common stock and accrued interest to the fair value of the common stock resulting in a gain on extinguishment of debt of $274,648 or $0.04 per common share.

In total, the Company issued an aggregate total of 3,394,531 common shares in exchange for a total aggregate amount of debt and accrued interest of $2,219,366 as a result of the 2013 Debt Restructuring.  In addition, management negotiated repayment extensions of an aggregate of $4,535,519 in principal outstanding during the year ended December 31, 2013.  Subsequent to the reporting period, management also negotiated a repayment extension of an additional $1,000,000 in convertible debentures and exchanged 420,694 shares of common stock for payment of accrued interest of $252,417 on these debentures (See Note 14 HCI Debenture Extension for further details).

ASSURED PHARMACY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Unsecured Convertible Debentures

The Company completed various sales through private placements of senior convertible debentures to accredited investors.  The debentures were convertible into shares of the Company’s common stock at an initial conversion price of $1.26 per share on an as converted basis, subject to adjustment.  A consent and waiver was obtained from the majority of the Series A and C Preferred holders and a waiver was obtained from a majority of the Series B Preferred holders as required in the certificate of designation.  From September 2012 through February 2013, all of the investors in 2011 private placements consented to a partial anti-dilution adjustment in conversion price per share to $0.90 per share in the event of the minimum offering being achieved in a private placement of common stock and warrants.  In February 2013, the minimum offering was achieved resulting in an adjusted conversion price of $0.90 per share for a total of 2,072,654 common shares on an as converted basis, subject to adjustment for stock dividends, stock splits and related distributions

As part of the private placements, the investors received warrants to purchase shares of the Company’s common stock.  The warrants were initially exercisable for a period of three years from the date of issuance at an initial exercise price of $1.512, subject to adjustment (see Note 6 Stock Warrants for further details). The investor may exercise the warrant on a cashless basis if the shares of common stock underlying the warrant are not then registered pursuant to an effective registration statement.  The outstanding warrants are subject certain anti-dilution protection clauses which provide exercise price adjustments in the event that any common stock or common stock equivalents are issued at an effective price per share that is less than the exercise price per share.  Accordingly, the fair value of the stock warrants is classified as a warrant liability on the accompanying consolidated balance sheets as of December 31, 2013 and 2012.

As of December 31, 2013, we have the following unsecured convertible debentures outstanding to the following:

	$	Maturity Date	Interest Rate	# of Warrants

HCI	1,000,000	June 30, 2016	16.0%	1,600,007
AQR	200,000	December 1, 2012	20.0%	576,002
CNH	100,000	December 1, 2012	20.0%	288,003
Coventry	200,000	April 1, 2016	16.0%	575,999
Total	$1,500,000			3,040,011

HCI

The Company issued an aggregate total of $1,000,000 in senior convertible debentures to Hillair Capital Investment, Inc. (“HCI”) during the years ended December 31, 2012 and 2011.  As of December 31, 2013, the debentures and related interest were past due.  The Company and HCI subsequently agreed to a modification and extension of the maturity date to June 30, 2016 with HCI as described in further detail in Note 14 HCI Debenture Extension.

AQR & CNH

In August 2011, the Company issued an aggregate total of $300,000 in senior convertible debentures to AQR Opportunistic Premium Offshore Fund, LP. (“AQR”) and CNH Diversified Opportunities Master Account, LP.  Due to our current financial condition, we did not make the periodic redemption payments of $75,000 due on June 1, 2012 and September 1, 2012 and the final payment due of $150,000 on or before December 1, 2012 to two convertible debenture holders that did not extend.  Upon default, amounts owed become immediately payable to the debenture holder upon issuance of a notice of default.  The debenture holders have issued a notice of default relating to our failure to make the periodic redemption payments on June 1, 2012 or September 1, 2012 or the final payment of $250,000 due on December 1, 2012 under the debenture agreement.  in August 2013, the two holders filed a lawsuit against the Company for payment of past due amounts (See Note 8 Legal Matters for furter details).  In November 2013, the issuance of Series D preferred stock with an effective conversion price of $0.50 per share qualified as a dilutive issuance per the terms of the convertible debenture.  No waivers were obtained from the two debenture holders that were holding an aggregate total of $300,000 debentures.  The anti-dilution adjustment reduced the conversion  price from $0.90 to $0.50 per share.  Management is pursuing the renegotiation of the terms of the debentures, but no assurances can be provided at this time.  The amounts due on the debentures are classified as current at December 31, 2013 and 2012.

ASSURED PHARMACY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Coventry

On December 6, 2013, the Company settled a lawsuit with Coventry Enterprises, LLC, (“Coventry”) a holder of $200,000 in convertible debentures issued in 2011.  The terms of the settlement were before any application of any payments, we owe Coventry $280,679, which includes unpaid principal of $200,000, unpaid interest of $53,679 and unreimbursed attorney’s fees and costs of $27,000.  The Company shall pay Coventry $280,679, plus interest at the rate of 16.0% per annum on the following schedule:

a)	$50,000 payable on or before December 6, 2013; and
b)	$10,000 payable on or before the first day of each month starting January 1, 2014 and continuing thereafter until the obligation is paid.

Based on the payment terms above, the obligation will be paid in full on Apri1 1, 2016. In November 2013, the issuance of Series D preferred stock with an effective conversion price of $0.50 per share qualified as a dilutive issuance per the terms of the convertible debenture.  No waivers were obtained from Coventry debenture holders that were holding an aggregate total of $200,000 debentures.  The anti-dilution adjustment reduced the conversion  price on the debenture from $0.90 to $0.50 per share.

 Interest expense related to the unsecured convertible debentures for the years ended December 31, 2013 and 2012 was $929,908 and $1,306,791, respectively.  Interest expense for the years ended December 31, 2013 and 2012 included $560,522 and $500,781 at the stated rate, $333,255 and $684,627 in amortization of debt discount and $36,131 and $121,963 in amortization of deferred financing cost, respectively.  The effective interest rate on convertible debentures was calculated as 32.0% and 46.2% for the years ending December 31, 2013 and 2012, respectively.

As of December 31, 2013, the outstanding balance on unsecured convertible debentures is $1,500,000 with $357,528 classified as current.  The outstanding debentures are convertible into an aggregate total of 2,333,333 common shares.

Secured Debt

In February 2013, the Company entered into a secured loan agreement with our primary wholesaler. Under the terms of this agreement, the Company received a one (1) year loan of $3,828,527 with an interest rate of 6.25% per annum, with interest payable monthly. Monthly payment requirements are $27,000 per month for four consecutive months, followed by four consecutive monthly payments of $37,000, followed by three consecutive monthly payments of $42,000, with remaining principal and interest due February 1, 2014. The proceeds from the note were simultaneously exchanged for $3,534,793 in outstanding vendor invoices and $293,734 in a secured note payable with the same primary wholesaler. The note is secured by all of the assets of the Company and its subsidiaries through UCC-1 filings.  As part of the agreement, the Company is required to purchase a minimum of $500,000 in monthly purchases each month.  The secured loan was subsequently extended with monthly payment requirements of $42,000, with remaining principal and interest due February 1, 2016.

As of December 31, 2013, the outstanding principal balance on the note was $3,804,111. Due to our current financial condition, we have not made principal and interest payments in the amount of $228,940 as required by the agreement.  In March 2014, we entered into a Forbearance Agreement with H.D. Smith Wholesale Drug Co. in which the lender agreed to forbear from accelerating the outstanding balance of the Note and form instituting collection efforts from the date of the agreement through July 1, 2014 provided certain conditions are met (See Note 14 H.D. Smith Forbearance for further details).  Interest expense for the year ended December 31, 2013 on these notes were $219,050.

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

ASSURED PHARMACY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The agreement has been subsequently extended. In November 2012, the Modification Agreement to the Revolving Line of Credit Agreement dated March 10, 2009, in which the credit limit was modified and increased from $300,000 to $500,000.  The latest extension occurred in December 23, 2013, pursuant to a Modification and Extension Agreement to the Revolving Line of Credit Agreement dated March 10, 2009, in which the term of the loan was modified and the maturity date of the loan was extended to June 30, 2016 by mutual consent.  All additional terms of the loan remain unchanged and the Company was not in violation of any provisions of the loan agreement.

As of December 31, 2013, the outstanding balance on the revolver was $477,000 with remaining availability of $23,000.

Third Coast Bank – Revolver

In December 2013, the Company entered into a revolving Promissory Note with Third Coast Bank SSB, for a credit limit of $30,000 with a term of one year bearing a variable interest rate of prime plus .500 percentage points with an interest rate floor of 5.00% per annum.  The Promissory Note was guaranteed by Pinewood Trading, Fund, LP., a related party.

As of December 31, 2013, the Company had not drawn on the facility.

5.  REDEEMABLE CONVERTIBLE PREFERRED STOCK

On September 1, 2013, the Company entered into a Stock Purchase Agreement (“SPA”) with Pinewood Trading Fund, LP, (“initial investor”) an existing shareholder (related party) to purchase up to 3,000 shares of Series D Convertible Preferred Stock at $1,000 per share.

In November 2013, the Company designated 15,000 shares to Series D Preferred Stock.  The Series D Preferred rank senior to the Series A Preferred, Series C and Series B Preferred which ranks senior to the Company’s common stock with respect to the payment of any dividends and amounts upon liquidation or dissolution.

The initial investor must approve certain corporate actions of the Company, regardless of the total Common Stock votes for or against such actions. Such actions include, but are not limited to: any increase or decrease in the authorized number of shares of Common Stock or Preferred Stock; the delisting of any of the Company’s securities from the OTCQB or any national securities exchange; any redemption or repurchase with respect to the Common Stock or Preferred Stock; any liquidation, dissolution or winding-up of the business and affairs of the Company; any material modification or deviation from the Company’s annual business plan and operating budget; any payment or declaration of a dividend or other distribution on any shares of Common Stock or Preferred Stock made by the Board of Directors; and any change in the principal business of the Company. In addition to the foregoing, holders of the Series D Preferred Stock have the right to elect one director of the Company so long as at least 35% of the Series D Preferred Stock are issued and outstanding.  Each share of Series D Preferred Stock is convertible into 2,000 shares of the Company’s common stock.

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

ASSURED PHARMACY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Preferred Stock Private Placements

In November 2013, the Company issued 800 shares of Series D Preferred Stock to Pinewood Trading Fund, LP., a related party,  for $1,000 per share for an aggregate purchase price of $800,000. For each share of Series D Preferred Stock purchased, two five-year warrants were issued as follows: (i) a Series A Warrant to purchase 2,000 shares of the Company’s common stock, par value $0.001 per share (“Common Stock”) and (ii) a Series B Warrant to purchase 2,000 shares of Common Stock.

In December 2013, the Company issued 200 shares of Series D Preferred Stock to Pinewood Trading Fund, LP., a related party for $1,000 per share for an aggregate purchase price of $200,000. For each share of Series D Preferred Stock purchased, two five-year warrants were issued as follows: (i) a Series A Warrant to purchase 2,000 shares of the Company’s common stock, par value $0.001 per share (“Common Stock”) and (ii) a Series B Warrant to purchase 2,000 shares of Common Stock.

In December 2013, the Company issued 20 shares of Series D Preferred Stock to Craig Eagle, a director of the Company, for $1,000 per share for an aggregate purchase price of $20,000. For each share of Series D Preferred Stock purchased, two five-year warrants were issued as follows: (i) a Series A Warrant to purchase 2,000 shares of the Company’s common stock, par value $0.001 per share (“Common Stock”) and (ii) a Series B Warrant to purchase 2,000 shares of Common Stock.

In December 2013, the Company issued 50 shares of Series D Preferred Stock to an existing investor for $1,000 per share for an aggregate purchase price of $500,000. For each share of Series D Preferred Stock purchased, two five-year warrants were issued as follows: (i) a Series A Warrant to purchase 2,000 shares of the Company’s common stock, par value $0.001 per share (“Common Stock”) and (ii) a Series B Warrant to purchase 2,000 shares of Common Stock.

As part of the private placements, the investors received warrant to purchase an aggregate of 4,280,000 shares of the Company’s common stock.  The warrants are exercisable for a period of five years from the date of issuance at an initial exercise price of $0.50, subject to adjustment.  The investor may exercise the warrant on a cashless basis if the shares of common stock underlying the warrant are not then registered pursuant to an effective registration statement.  The outstanding warrants are subject certain anti-dilution protection clauses which provide exercise price adjustments in the event that any common stock or common stock equivalents are issued at an effective price per share that is less than the exercise price per share.  Accordingly, the stock warrants are classified as a warrant liability on the accompanying consolidated balance sheet as of December 31, 2013.

The Securities Purchase Agreement (“SPA”) contains a Milestone Adjustment provision.  The Company believed that it could achieve this goal by March 1, 2014.  If by March 1, 2014, the Company’s income, on a Special Adjustment Basis ("SAB") for the period beginning on January 1, 2014 and ending on February 28, 2014 (the “Measurement Period”) is not positive, on a SAB, then the Company will immediately issue (after the cash-flow on SAB calculation is final) to Investors, pro rata based on their ownership of Series D Preferred Stock, an aggregate additional (i) 2,400 shares of Series D Preferred Stock and (ii) for each share of Series D Preferred Stock issued above, one Series A Warrant and one Series B Warrant; and the exercise price of all warrants then held by the Investors (including the Warrants and any previously issued warrants of the Company then held by Investors) shall be reduced to $0.40 (forty cents), which number shall be subject to adjustment for issuances or circumstances following the Closing Date that would otherwise result in an adjustment to the exercise price of any such warrant In addition, if the milestone adjustment is required, the Initial Investor shall be entitled thereafter to elect a majority of the Board of Directors, to be accomplished in any manner that the Initial Investor deems most expedient and in compliance with applicable laws and the Company’s charter documents. The SAB shall be based on the trailing two month net income of the Company, excluding stock based compensation and non-cash other (non-operating) expenses.  The milestone adjustment feature is not free standing from the Series D preferred stock and will not be separately classified from the preferred security.  The fair value of the milestone adjustment will be recorded if the milestone adjustment is required.

The SPA also contains a Mandatory Redemption provision. If, as of January 1, 2016, (1) the Common Stock shall have traded on the 20 trading days prior to January 1, 2016 at an average closing price of less than $1.00; or (2) the Common Stock shall have had during the 30 trading days prior to January 1, 2016 an average daily trading volume of less than 70,000 shares, then the Company shall immediately, to the extent it may lawfully do so, redeem all outstanding shares of Series D Preferred Stock at a purchase price of $2,000 per share, plus a cumulative preference of 8% per annum compounded annually. Such redemption shall have preference over redemption of any other class of shares.

If the mandatory redemption does not occur within 10 business days, then payments to the Convertible Debt holders shall be subordinated, pursuant to that certain Subordination Agreement executed by the Convertible Debt holders, until the shares of Series D Preferred Stock are redeemed.  If the mandatory redemption does not occur within 60 business days, the Initial Investor shall have the right to elect a majority of the Company’s Board of Directors, and may seek a sale of the Company, subject to the determination of the Board of Directors.

ASSURED PHARMACY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Failure to immediately redeem the Series D preferred shares will, at the Initial Investor’s election, result in the Company immediately issuing to the Initial Investor an additional (i) 2,400 shares of Series D preferred stock and (ii) for each share of Series D Preferred Stock issued above, one Series A Warrant and one Series B Warrant, and the exercise price of all warrants then held by the Initial Investor (including the Warrants and any previously issued warrants of the Company then held by Investor) shall be reduced to $0.10(ten cents) (which number shall be subject to adjustment for issuances of circumstances following the Closing that would otherwise result in an adjustment to the exercise price of any such warrant).

The mandatory redemption feature is not freestanding from the Series D preferred stock and will not be separately classified from the preferred security.  Since the mandatory redemption is conditioned upon the Company’s stock price and volume which are note solely within the control of the issuer and the priced and date are fixed, the Series D Preferred are classified as temporary equity on the consolidated balance sheets as of December 31, 2013.  Management analyzed the terms of the mandatory redemption feature and evaluated whether it was probable that the instruments will become redeemable and concluded that it was probable that the instruments will become redeemable.  Management elected to recognized changes in the redemption value immediately as they occur and adjusted the redemption value as if it were also the redemption date for the instrument.  As a result, management increased the carrying value of the preferred instrument by $2,192,588 for the redemption feature on preferred stock in the year ended December 31, 2013.  The redemption feature on preferred stock is a deemed dividend distribution for accounting purposes.

The Series D Preferred stock includes a conversion feature in which each share of Series D Preferred Stock is initially convertible into 2,000 shares of the Company’s common stock. Management analyzed the terms of the conversion option and concluded that the conversion feature was derivative since it met the definition of a derivative and did qualify for any of the exceptions. The initial aggregate fair value of the derivatives was determined to be $238,171 which was recorded as a derivative liability on the Consolidated Balance Sheet as of December 31, 2013 (See Derivative Liability Note 2 for further details).

The Company allocated the proceeds of these preferred issuances, by first allocating the proceeds to warrant liability and derivative liability based on fair value and then allocated the remaining residual proceeds, net of closing costs to the preferred stock security.

As of December 31, 2013, an aggregate total of 1,070 Series D Shares had been issued for at total purchase price of $1,070,000, which is convertible into 2,140,000 shares of common stock.

Subsequent to the reporting period, the Company did not meet the requirements of the Milestone Provision of the Series D Preferred of reaching positive net income on a SAB for the trailing two months ending February 2014 (See Note 14 Series D Preferred – Milestone Provision for further details).

6.  EQUITY TRANSACTIONS

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

ASSURED PHARMACY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Series A and Series B

In June 2009, in a private placement pursuant to the Purchase Agreement dated February 9, 2009, with Mosaic, a related party (see Note 9 for further details), the Company agreed to sell 1,330 shares of its Series A Preferred and common stock purchase warrants to purchase an aggregate of 1,083,334 shares of its common stock for an aggregate purchase price of $1.3 million, of which $750,000 was paid by the cancellation of secured indebtedness of the Company owed to MFS, with the remaining $580,000 to be paid in cash.   As a condition of closing of this transaction, the outstanding principal balance related to Short Term Notes and Unsecured Debentures of $7.7 million was exchanged for 7,720 shares of Series B Preferred.

In February and March 2013, the Company issued a total of 60 shares of Series A Preferred at $1,000 per share for a total of $60,000 to Mosaic under the existing 2009 Securities Purchase agreement.  The net proceeds of the sales were used for general working capital purposes.

As of December 31, 2013, the Company issued a total of 559 shares of Series A Preferred for $558,500 to Mosaic under this Purchase agreement. Each share of Series A Preferred is convertible into 695 shares of common stock.  As of December 31, 2013, no shares of Series A Preferred issued to Mosaic have been converted into common stock.

During the year ended December 31, 2012, 150 Series A Preferred shares were converted into 104,250 shares of common stock.  During the year ended December 31, 2013 and 2012, 260 and 25 Series B Preferred shares were converted into 288,890 and 13,889 shares of common stock.

Series C

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

In September 2012, the holders of the majority of Series A, B and C Preferred stock consented to a partial anti-dilution adjustment in conversion price per share to $0.90 per share in the event of the minimum offering being achieved in a private placement of common stock and warrants.  In February 2013, the minimum offering was achieved resulting in an adjusted conversion price of $0.90 per share for the Series A, B and C Preferred holders.

In August 2013, the holders of the majority of Series A, B and C Preferred stock consented to the Certificate of Designation of Series D preferred stock, the Series D Preferred Stock agreement with Pinewood Trading Fund, LP, and the increase in authorized common shares from 35,000,000 to 100,000,000.

The table below summarizes the Company’s outstanding convertible preferred stock as of December 31, 2013 and 2012:

	December 31, 2013			December 31, 2012

Convertible Preferred Stock	Number of Preferred Shares	Number of Common Shares if Converted	Weighted Average Conversion Price	Number of Preferred Shares	Number of Common Shares if Converted	Weighted Average Conversion Price

Series A Preferred	1,466	1,629,006	$0.90	1,406	1,292,492	$1.09
Series B Preferred	5,124	5,693,344	$0.90	5,384	2,993,504	$1.80
Series C Preferred	813	902,778	$0.90	813	451,750	$1.80
Total	7,403	8,225,128	$0.90	7,603	4,737,746	$1.60

ASSURED PHARMACY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Common Stock

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

In January 2013, we initiated a securities offering through a private placement for a minimum of 10 units of securities for a minimum of $250,000 and a maximum of 80 units for a maximum of $2,000,000 (subject to increase as much as 100 units for $2,500,000 to cover  over-allotments, if any).  Each unit consists of (a) 38,462 shares of common stock, valued at $0.65 for $25,000 and (b) 38,462 warrants with an initial exercise price of $0.90 per share.    If the maximum offering of 80 units is sold, Assured would have issued an aggregate of 3,076,960 shares of common stock and 3,076,960 warrants in such units.  The Company shall have paid the placement agent cash commissions equal to 10% of the gross proceeds received by the Company in this offering and three year warrants to purchase that number of shares of common stock equal to 10% of the aggregate number of shares of common stock and warrant shares included in the units sold in the offering (615,392) shares if all 80 units are sold and 769,240 shares if the over-allotment is exercised in full).   The outstanding common stock related to the private placement is subject certain anti-dilution protection clauses which provide exercise price adjustments in the event that any common stock or common stock equivalents are issued at an effective price per share that is less than the exercise price per share.  The Company also agreed that the 38,462 shares of common stock and the 38,462 warrants included in the units are subject to increase, and the $0.65 per share value and the $0.90 warrant exercise prices are subject to decrease, in each case based on the level of the Company’s consolidated net revenues that are derived during our 2013 fiscal year (the “Make-Whole Adjustments”).  Such Make-Whole Adjustments are as follows:

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

Each warrant has a term of three years and may be exercised at an initial exercise price of $0.90 per warrant share; which exercise price is, in addition to the potential Make-Whole Adjustment, subject to certain weighted average and other anti-dilution adjustments as provided in the form of warrant.  Accordingly, the stock warrants are classified as a warrant liability on the accompanying consolidated balance sheet as of December 31, 2013.

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

ASSURED PHARMACY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

From February 2013 to the closing of the private placement in May 2013, the Company completed sales in a private placement to accredited investors for thirty-four and four tenths (34.4) common stock units for a total of 1,323,093 shares of common stock at an aggregate purchase price of $860,000 (before deducting expenses and fees related to the private placement).  The Company paid cash fees of $32,800 to the placement agents and issued 50,462 warrants with an exercise price of $0.90 and 50,462 warrants with an exercise price of $0.65 to the placement agent per the agreement.  In addition, the Company paid $13,010 in legal and the closing costs on this transaction.  The net proceeds of the private placement were used to pay down our outstanding balance with our primary wholesaler and general working capital purposes.  As part of the private placement, the investors also received warrants to purchase an aggregate of 1,323,093 shares of the Company’s common stock at an exercise price of $0.90 per share.

In November 2013, the issuance of Series D preferred stock with an effective conversion price of $0.50 per share qualified as a dilutive issuance per the terms of the warrant.  No waivers were obtained from the investors regarding the dilutive issuance.  The anti-dilution adjustment reduces the exercise price of the existing warrants from $0.90 to $0.50 and results in the issuance of an additional 1,058,475 warrants to the investors and the issuance of an additional 55,508 issued to the placement agents.

Our consolidated net revenues for the fiscal year ending December 31, 2013 were $7,463,113 which included $2,270,536 in revenues from discontinued operations.  Since the net revenues are below the Make-Whole Adjustment minimum threshold of $17,250,000, the Company is required to issue an additional 826,907 shares of common stock to the eight investors that participated in the private placement by April 30, 2014.  A Make-Whole adjustment for the related warrants is not required due to the anti-dilution adjustment in November 2013, noted above.

In November 2013, the Company’s Board and a majority of the Company’s shareholders approved an Amended and Restated Articles of Incorporation effectuating an increase in the number of authorized common shares of the Company from 35,000,000 to 100,000,000.  As required, a consent and waiver was obtained from the majority of the Series A and Series C Preferred holders in accordance with the certificate of designation.

Stock Warrants

2009 Issuances

In connection with the issuance of shares of Series A Preferred to Mosaic in 2009, the Company also issued warrants to purchase shares of common stock. The holder has the right to purchase up to 1,083,334 shares of our common stock at an exercise price equal to $0.09 per share, subject to certain adjustments for stock splits and other similar pro rata events.  The warrants may be exercised on a cashless basis at any time until June 30, 2019.  As of December 31, 2013, no warrants have been exercised.

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

2011 Issuances

As part of the private placements of convertible debentures in 2011, the investors received warrants to purchase an aggregate total of 2,014,655 shares of the Company’s common stock (see Note 4 for further details).  The warrants are initially exercisable for a period of three years from the date of issuance at an initial exercise price of $1.512, subject to adjustment.  The estimated fair value of these warrants was determined to be $639,189 using the Lattice stock option pricing model on the issuance date, assuming that there will be no dividends, using the applicable exercisable periods, a risk-free interest rate range of (0.33% - 0.93%), and an expected stock volatility range of (65.3% - 82.1%). The investor may exercise the warrant on a cashless basis if the shares of common stock underlying the warrant are not then registered pursuant to an effective registration statement.  On November 13, 2012, the Company’s registration on Form S-1 became effective for 2,014,655 shares of the Company’s common stock underlying warrants.

ASSURED PHARMACY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The outstanding warrants are subject certain anti-dilution protection clauses which provide exercise price adjustments in the event that any common stock or common stock equivalents are issued at an effective price per share that is less than the exercise price per share.  Accordingly, the stock warrants are classified as a warrant liability on the accompanying consolidated balance sheets as of December 31, 2013 and 2012.  From September 2012 to February 2013, all of the investors in 2011 private placements consented to a partial anti-dilution adjustment in exercise price per share to $0.90 per share in the event of the minimum offering being achieved in a private placement of common stock and warrants.  In February 2013, the minimum offering was achieved resulting in an adjusted exercise price of $0.90 per share and an increase in the number of warrants per the warrant agreement for an aggregate total warrants to purchase 2,984,625 shares of the Company’s common stock, subject to adjustment for stock dividends, stock splits and related distributions.

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

The outstanding warrants are subject certain anti-dilution protection clauses which provide exercise price adjustments in the event that any common stock or common stock equivalents are issued at an effective price per share that is less than the exercise price per share.  Accordingly, the stock warrants are classified as a warrant liability on the accompanying consolidated balance sheets as of December 31, 2012.  In September 2012 the placement agents consented to a partial anti-dilution adjustment in exercise price per share to $0.90 per share in the event of the minimum offering being achieved in a private placement of common stock and warrants.  In February 2013, the minimum offering was achieved resulting in an adjusted exercise price of $0.90 per share and an increase in the number of warrants per the warrant agreement for an aggregate total warrants to purchase 201,571 shares of the Company’s common stock, subject to adjustment for stock dividends, stock splits and related distributions

In November 2013, the issuance of Series D preferred stock with an effective conversion price of $0.50 per share qualified as a dilutive issuance per the terms of the warrant.  No waivers were obtained from the three debenture holders that were holding an aggregate total of 800,004 warrants regarding the dilutive issuance.  The anti-dilution adjustment reduces the exercise price of the existing warrants from $0.90 to $0.50 and requires the issuance of an additional 640,000 warrants to the three investors.

On December 31, 2013, an aggregate total of 772,625 additional warrants were issued to seven warrant holders as part of the 2013 Tender Offer (See Note 4 2013 Debt Restructuring for further details). Subsequent to the reporting period, an additional 224,000 warrants were issued to a holder of 1,120,005 warrants as part of the modification and extension transaction (See Note 14 for further details).

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

The outstanding warrants are subject certain anti-dilution protection clauses which provide exercise price adjustments in the event that any common stock or common stock equivalents are issued at an effective price per share that is less than the exercise price per share.  Accordingly, the stock warrants are classified as a warrant liability on the accompanying consolidated balance sheets as of December 31, 2012.  In September 2012, the investor consented to a partial anti-dilution adjustment in exercise price per share to $0.90 per share in the event of the minimum offering being achieved in a private placement of common stock and warrants.  In February 2013, the minimum offering was achieved resulting in an adjusted exercise price of $0.90 per share and an increase in the number of warrants per the warrant agreement for an aggregate total warrants to purchase 80.640 shares of the Company’s common stock, subject to adjustment for stock dividends, stock splits and related distributions.

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

The outstanding warrants are subject certain anti-dilution protection clauses which provide exercise price adjustments in the event that any common stock or common stock equivalents are issued at an effective price per share that is less than the exercise price per share.  Accordingly, the stock warrants are classified as a warrant liability on the accompanying consolidated balance sheets as of December 31, 2012. From September 2012 through February 2013, the investor consented to a partial anti-dilution adjustment in exercise price per share to $0.90 per share in the event of the minimum offering being achieved in a private placement of common stock and warrants.  In February 2013, the minimum offering was achieved resulting in an adjusted exercise price of $0.90 per share and an increase in the number of warrants per the warrant agreement for an aggregate total warrants to purchase 480,002 shares of the Company’s common stock, subject to adjustment for stock dividends, stock splits and related distributions.

 On December 31, 2013, 40,320 additional warrants were issued to a holder of 48,000 warrants as part of the 2013 Tender Offer (See Note 4 2013 Debt Restructuring Tender Offer for further details).  Subsequent to the reporting period, an additional 96,000 warrants were issued to Hillair Capital Investments, LP a holder of 480,002 warrants as part of the modification and extension transaction (See Note 14 Hillair Debenture Extension for further details).

2013 Issuances

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

ASSURED PHARMACY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As part of the 2013 private placement of common stock ending in May 2013, the investors also received warrants to purchase an aggregate of 1,323,093 shares of the Company’s common stock.   Each warrant has a term of three years and may be exercised at an initial exercise price of $0.90 per warrant share; which exercise price is, in addition to the potential Make-Whole Adjustment, subject to certain weighted average and other anti-dilution adjustments as provided in the form of warrant.  The warrants may only be exercised for cash.  However, as provided in the Registration Rights Agreement, after a date which shall be 180 days following the Final Closing Date, there will be a cashless exercise option available to the warrant holders at any time during which a registration statement providing for the resale of the warrant shares is not effective, unless the warrant shares may then be freely tradable without limitation pursuant to an exemption from the registration requirements under the Securities Act. The estimated fair value of these warrants was determined to be $243,055 using the Lattice stock option pricing model on the issuance date, assuming that there will be no dividends, using the applicable exercisable periods, a risk-free rate of return range of 0.30% - 0.40% , and an expected stock volatility range  of 56.05-60.10%. The investor may exercise the warrant on a cashless basis if the shares of common stock underlying the warrant are not then registered pursuant to an effective registration statement.  The outstanding warrants are subject certain anti-dilution protection clauses which provide exercise price adjustments in the event that any common stock or common stock equivalents are issued at an effective price per share that is less than the exercise price per share.  In November 2013, the issuance of Series D preferred stock with an effective conversion price of $0.50 per share qualified as a dilutive issuance per the terms of the warrant.  No waivers were obtained from the investors regarding the dilutive issuance.  The anti-dilution adjustment reduces the exercise price of the existing warrants from $0.90 to $0.50 and the issuance of an additional 1,058,475 warrants to the investors.  Accordingly, the stock warrants are classified as a warrant liability on the accompanying consolidated balance sheets as of December 31, 2013.

As part of the 2013 private placement of common stock ending in May 2013, the placement agent received warrants to purchase an aggregate of 100,924 shares of the Company’s common stock.   Each warrant has a term of five years and may be exercised at initial exercise prices of $0.65 and $0.90 per warrant share; which exercise price is, in addition to the potential Make-Whole Adjustment, subject to certain weighted average and other anti-dilution adjustments as provided in the form of warrant.  The warrants may only be exercised for cash.  However, as provided in the Registration Rights Agreement, after a date which shall be 180 days following the Final Closing Date, there will be a cashless exercise option available to the warrant holders at any time during which a registration statement providing for the resale of the warrant shares is not effective, unless the warrant shares may then be freely tradable without limitation pursuant to an exemption from the registration requirements under the Securities Act. The estimated fair value of these warrants was determined to be $32,845 using the Lattice stock option pricing model on the issuance date, assuming that there will be no dividends, using the applicable exercisable periods, a risk-free rate of return of 1.41%, and an expected stock volatility of 81.2%. The investors may exercise the warrant on a cashless basis if the shares of common stock underlying the warrant are not then registered pursuant to an effective registration statement.  The outstanding warrants are subject certain anti-dilution protection clauses which provide exercise price adjustments in the event that any common stock or common stock equivalents are issued at an effective price per share that is less than the exercise price per share.  In November 2013, the issuance of Series D preferred stock with an effective conversion price of $0.50 per share qualified as a dilutive issuance per the terms of the warrant.  No waivers were obtained from the investors regarding the dilutive issuance.  The anti-dilution adjustment reduces the exercise price of the existing warrants from $0.90 to $0.50 and the issuance of an additional 55,508 warrants to the placement agents.  Accordingly, the stock warrants are classified as a warrant liability on the accompanying consolidated balance sheets as of December 31, 2013.

As part of the exchange of $500,000 in convertible debentures in and related accrued interest in November 2013, the investor received warrants to purchase a total of 833,334 shares of the Company’s common stock (see Note 4 for further details).  The warrants are exercisable for a period of three years from the date of issuance at an initial exercise price of $0.60 per share for the first twelve months and $0.75 for the remaining twenty four months of the exercise period, subject to adjustment for stock splits, etc.  The estimated fair value of these warrants was determined to be $14,416 using the Black Scholes stock option pricing model on the issuance date, assuming that there will be no dividends, using the applicable exercisable periods, a risk-free rate of return of 0.58%, and an expected stock volatility of 75.08%. The investor may exercise the warrant on a cashless basis if the shares of common stock underlying the warrant are not then registered pursuant to an effective registration statement.

ASSURED PHARMACY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As part of the issuances of Series D Preferred stock in November and December 2013, the investors also received an aggregate of 1,070 Series A Warrants which are exercisable into 2,140,000 common shares and an aggregate of 1,070 Series B Warrants which are exercisable into 2,140,000 common shares.   Each warrant has a term of five years and may be exercised at an initial exercise price of $0.50 per warrant share; which exercise price is, in addition to the potential Milestone Adjustment, subject to certain weighted average and other anti-dilution adjustments as provided in the form of warrant.  The Series A Warrants may only be exercised for cash. The Series B Warrants  may be exercised on a cashless basis at the investor’s election.  The estimated fair value of these warrants was determined to be $476,343 using the Lattice stock option pricing model on the issuance date, assuming that there will be no dividends, using the applicable exercisable periods, a risk-free rate of return range of 1.76%, and an expected stock volatility of 94.5%. The outstanding warrants are subject certain anti-dilution protection clauses which provide exercise price adjustments in the event that any common stock or common stock equivalents are issued at an effective price per share that is less than the exercise price per share.   Accordingly, the stock warrants are classified as a warrant liability on the accompanying consolidated balance sheets as of December 31, 2013.

Subsequent to the reporting period, an additional 1,712,000 Series A warrants and 1,712,000 Series B warrants were issued as part of the Milestone Provision Adjustment and the exercise price on the previously issued 4,280,000 warrants was adjusted from $0.50 to $0.40 (See Note 14 Milestone Provision Adjustment for further details).

Expected Stock Volatility

Volatility is a measure of the tendency of investment returns to vary around a long-term average rate. Historical volatility is an appropriate starting point for setting this assumption. Companies should also consider how future experience may differ from the past. This may require using other factors to adjust historical volatility, such as implied volatility, peer-group volatility and the range and mean-reversion of volatility estimates over various historical periods. The peer-group utilized consisted of six companies in 2013 and in 2012, in the same or similar industries as the Company. In addition, if a best estimate cannot be made, management should use the mid-point in the range of reasonable estimates for volatility. The Company estimates the volatility of its common stock in conjunction with the Company’s issuance of financing instruments and volatility is calculated utilizing the historical and estimated future volatility of the Company and its peer-group.

Risk-Free Rate of Return

The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for the estimated life of the option/warrant.

Expected Dividends

The Company has never paid any cash dividends on its common stock and does not anticipate paying any cash dividends in the foreseeable future. Consequently, it uses an expected dividend yield of zero.

Expected Term

The Company uses the related exercise period of the warrant or option as the expected term.

A summary of the warrants issued in connection with financing transactions is presented in the table below:

	Number of Shares	Weighted Average Exercise Price

Outstanding and Exercisable at December 31, 2011	3,227,401	$1.03

Granted	1,538,844	$1.51
Exercised	-	$-
Cancelled, forfeited or expired	(1,205,129)	$1.51

Outstanding and Exercisable at December 31, 2012	3,561,116	$1.08

Granted	6,537,351	$0.60
Exercised	-	$-
Cancelled, forfeited or expired	-	$-
Anti-dilution adjustments:
Initial grant	(3,901,799)	$1.28
Initial grant repricing	3,901,799	$0.77
Additional warrants granted	4,296,447	$0.60

Outstanding and Exercisable at December 31, 2013	14,394,914	$0.58

ASSURED PHARMACY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes information about warrants outstanding and exercisable as of December 31, 2013:

	Outstanding			Exercisable

Exercise Price	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)

$0.09	1,083,334	$0.09	5.49	1,083,334	$0.09	5.49

$0.50	8,963,337	$0.50	3.68	8,963,337	$0.50	3.68

$0.60	2,620,235	$0.60	5.67	2,620,235	$0.60	5.67

$0.90	1,728,008	$0.90	2.79	1,728,008	$0.90	2.79

7.     STOCK BASED COMPENSATION

Restricted Shares of Common Stock

During the years ended December 31, 2013 and 2012, the Company issued 650,000 and 540,000 restricted share grants to consultants and directors as compensation for services, respectively.   A summary of the activity of restricted shares of common stock for the years ended December 31, 2013 and 2012 is as follows:

	Shares	Weighted Average Grant Date Fair Value

Non-vested on Dec 31, 2011	-	$-

Granted	540,000	0.61
Vested	(540,000)	0.61
Forfeited	-	-

Nonvested on Dec 31, 2012	-	$-

Granted	650,000	0.84
Vested	(545,000)	0.83
Forfeited	(105,000)	0.90

Non-vested on Dec 31, 2013	-	$-

During the years ended December 31, 2013 and 2012, 545,000 and 540,000 of restricted shares of common stock with a fair value of approximately $449,750 and $485,391 respectively, became fully vested. The aggregate market value of the share grants for 2013 and 2012 was $544,250 and $330,650, respectively, at the date of grant, which is amortized to expense ratably over the related service period.

ASSURED PHARMACY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company recognized $349,812 and $485,391 in stock compensation expense related to restricted share grants and is included in selling, general and administrative expenses in the consolidated statement of operations for the years ended December 31, 2013, and 2012, respectively.  As of December 31, 2013, there was approximately $99,937 in unrecognized compensation cost related to restricted share awards and the related weighted-average period over which it is to be amortized is approximately six  (6) months.

Stock Warrants

Historically, the Company issued warrants to purchase common stock to employees and consultants as compensation for services.  For the year ended December 31, 2013, the Company issued warrants to purchase an aggregate of 1,200,000 common shares to consultants as compensation for services.  The Company did not issue warrants as compensation for services in the year ended December 31, 2012.  The stock warrants have an exercise price of $0.65 per share.  Such stock warrants are exercisable for a period that varies from 3 to 5 years from the date of issuance. The estimated fair value of these warrants was determined to be $428,427 based on the Black-Scholes option pricing model on the issuance date, assuming that there will be no dividends, using the applicable exercisable periods, a risk-free interest rate range of (0.38% - 0.70%) and an expected volatility range of (55.7% - 58.2%) based on the historical and estimated future volatility of the Corporation and its peer-group.  The Company amortizes the fair value of the stock warrants to expense ratably over the related service period.

The following table summarizes the warrants outstanding and the number of shares of common stock subject to exercise as of December 31, 2013 and 2012 and the changes therein during the years then ended:

	Employees		Services

	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Outstanding and Exercisable at December 31, 2011	-	$-	250,000	$1.69

Warrants granted	-	-	-	-
Warrants exercised	-	-	-	-
Warrants expired/cancelled	-	-	-	-

Outstanding and Exercisable at December 31, 2012	-	$-	250,000	$1.69

Warrants granted	-	-	1,200,000	0.65
Warrants exercised	-	-	-	-
Warrants expired/cancelled	-	-	(600,000)	0.65

Outstanding and Exercisable at December 31, 2013	-	$-	850,000	$0.96

ASSURED PHARMACY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes information about stock warrants outstanding and exercisable as of December 31, 2013:

	Outstanding			Exercisable

Range of Exercise Price	Number of Shares	Weighted verage Exercise Price	Weighted Average Remaining Life (Years)	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)

$0.65	600,000	$0.65	4.31	600,000	$0.65	4.31

$1.52 - $1.80	250,000	$1.69	2.47	250,000	$1.69	2.47

The weighted average fair value of the warrants granted was $0.36 per share for the year ended December 31, 2013.  Stock compensation expense related to stock warrants for the years ended December 31, 2013 and 2012 was $163,690 and $27,475, respectively. As of December 31, 2013, there was no unrecognized compensation cost related to stock warrant awards.

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

In May 2012, the Company awarded 525,000 options to purchase common stock under the 2012 Incentive Compensation Plan to three executives.  The options vest immediately and are exercisable for a period of 10 years from the date of issuance. The Company calculated the estimated fair value of these options using the Black-Scholes option pricing model assuming that there will be no dividends, using a 5 year estimated exercise period, a risk-free interest rate of 0.77%, and an expected volatility of 90.1% based upon the historical and expected volatility of the Company and its peer group.

ASSURED PHARMACY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2013, all options outstanding and exercisable are out of the money and accordingly, their intrinsic value is zero.

The following table summarizes the stock options outstanding and the number of shares of common stock subject to exercise as of December 31, 2013 and 2012 and the changes therein during the years then ended:

	Options Outstanding		Options Exercisable
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Outstanding at December 31, 2011	1,315,556	$0.69	787,778	$0.69

Options granted	525,000	0.60	525,000	0.60
Options vested	-	-	263,889	0.68
Options exercised	-	-	-	-
Options expired/cancelled	-	-	-	-

Outstanding at December 31, 2012	1,840,556	$0.66	1,576,667	$0.66

Options granted	-	-	-	-
Options vested	-	-	263,889	0.68
Options exercised	-	-	-	-
Options expired/cancelled	-	-	-	-

Outstanding at December 31, 2012	1,840,556	$0.66	1,840,556	$0.66

The following table summarizes information about stock options outstanding and exercisable as of December 31, 2013:

	Outstanding			Exercisable

Exercise Price	Stock Options Outstanding	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term in Years	Stock Options Exercisable	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term in Years

$0.60	525,000	$0.60	8.35	525,000	$0.60	8.35

$0.68	1,305,556	$0.68	7.24	1,305,556	$0.68	7.24

$1.26	10,000	$1.26	6.20	10,000	$1.26	6.20

ASSURED PHARMACY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The weighted average fair value of options granted was $0.60 for the year ended December 31, 2012.The Company recorded stock based compensation expense related to stock options for the years ended December 31, 2013 and 2012 of $115,462 and $334,695, respectively, which is reflected in selling, general and administrative expense in the consolidated statement of operations.  As of December 31, 2013, there was no unrecognized compensation cost related to stock option awards.

The Company has reserved at total of 2,690,556 shares of its common stock for incentive stock option and warrant awards outstanding to employees and consultants and an additional 1,142,667 shares of common stock for unissued options per the 2012 Incentive Plan.  The Company does not expect to repurchase shares during the year 2014.

8.     RELATED PARTY TRANSACTIONS

Transactions with related parties and their affiliates are made in the ordinary course of business on substantially the same terms and conditions, including interest rates and collateral, as those prevailing at the same time for comparable transactions with other unaffiliated third parties, and do not, in the opinion of management, involve more than normal credit risk or present other unfavorable features.  For the years ended December 31, 2013 and 2012, related parties include the following:

•	Robert DelVecchio, an officer and a member of the board of directors of the Company and his affiliate Brockington Securities, Inc. (collectively, "DelVecchio").

•
Mosaic Capital Advisors, LLC, directly appointed directors and owner of approximately 96%  of the Company’s Series A Preferred as December 31, 2013, respectively, and its affiliated entities Mosaic Financial Services (“MFS”), LLC, Mosaic Private Equity Fund, L.P., Mosaic Capital Management, Ltd. and its affiliated accredited investor (collectively, “Mosaic”).

•
Pinewood Trading Company, owner of approximately 93.5% of the Company’s Series D Preferred Stock and 11% of the Company’s Series B Preferred as December 31, 2013, and its managing partner Jack E. Brooks.

Outstanding debt to related parties consisted of the following at December 31, 2013 and 2012:

2013
	DelVecchio	Mosaic	Pinewood	Total

Notes payable - revolving	$477,000	$-	$-	$477,000
Unsecured convertible debentures, net	-	-	-	-
Accrued interest	23,170	-	16,200	39,370

	$500,170	$-	$16,200	$516,370

2012
	DelVecchio	Mosaic	Pinewood	Total

Notes payable - revolving	$447,000	$-	$-	$447,000
Unsecured convertible debentures, net	-	498,798	46,876	545,674
Accrued interest	27,392	134,520	5,376	167,288

	$474,392	$633,318	$52,252	$1,159,962

On July 9, 2012, we entered into a consulting agreement with Jack E. Brooks, managing partner of Pinewood Trading Company.  We issued 65,000 restricted common shares as payment in full for financial advisory services rendered to us.  The market value of the stock on July 9, 2012, the date of issuance, was $0.51 per common share.

ASSURED PHARMACY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.     COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company occupies buildings and retail space under operating lease agreements expiring on various dates through March 31, 2020, with monthly payments ranging from approximately $1,300 to $3,700. Certain leases include future rental escalations and renewal options. The Company recognizes rent expense on a straight-line basis for leases with rental escalation clauses.

For the years ending December 31,

2014	$222,428
2015	136,724
2016	85,024
2017	68,177
2018 and thereafter	65,214

$577,567

Total rent expense for the years ended December 31, 2013 and 2012, was $205,177 and $125,667 respectively, and was included in selling, general and administrative expenses in the consolidated statement of operations.

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

On May 9, 2013, a lawsuit was filed by Coventry Enterprises, LLC (“Coventry”) in the United States District Court Southern District of York.  The lawsuit arises from allegations that Assured Pharmacy breached its obligations under the $200,000 16% Senior Convertible Debenture due December 1, 2013 with Coventry Enterprises, LLC.  Due to the Company’s financial condition, we have been unable to repay the $200,000 in principal and accrued interest due under the agreement.  In November 2013, the parties entered into a Settlement Agreement and General Release which included a forbearance re stipulated judgment.  The parties agree that as of December 6, 2013, before any application of any payments, we owe Coventry $280,679, which includes unpaid principal of $200,000, unpaid interest of $53,679 and unreimbursed attorney’s fees and costs of $27,000.  The Company shall pay Coventry $280,679, plus interest at the rate of 16.0% per annum on the following schedule:

a)	$50,000 payable on or before December 6, 2013; and
b)	$10,000 payable on or before the first day of each month starting January 1, 2014 and continuing thereafter until the obligation is paid.

On August 23, 2013, AQR Opportunistic Premium Offshore Fund, L.P. and CNH Diversified Opportunities Master Account, L.P. filed a lawsuit against Assured Pharmacy in the Supreme Court of the State of New York. Plaintiffs submitted a Motion for Summary Judgment in Lieu of Complaint against defendants to recover money allegedly owed by Assured Pharmacy, Inc. under two 16% Convertible Debentures totaling $300,000 issued in and around 2011 in a private placement. Assured removed the action to the Southern District of New York. Assured plans to vigorously defend the claim.

On October 25, 2013, a lawsuit was filed by Westlake Gresham North, LLC in the Circuit Court of the State of Oregon.  The lawsuit arises from allegations that Assured Pharmacy Gresham, Inc. and Assured Pharmacy, Inc. breach of contract of lease agreement and is claiming $123,234 in damages.  In December 2013, the parties entered into a Release and Settlement Agreement which included a Stipulated General Judgment with Money Award in the amount of $99,173.72 As part of the settlement, the Company is required to make month rent payments of $3,064.73 beginning with December 2013 rent and continuing until the lease expires or another tenant leases that space.  The Company is also required to make a lump sum payment of $21,239.27 for past due rent by April 1, 2014.

ASSURED PHARMACY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On December 16, 2013 a lawsuit was filed by Ann Raffaele, in the Circuit Court of the State of Oregon for Multnomah County against Assured Pharmacy, Inc and our wholly-owned subsidiaries, Assured Pharmacies Northwest, Inc. and Assured Pharmacy Gresham, Inc. The lawsuit arises from allegations of medical negligence by Dr. Edward Goering, D.O. and Assure d Pharmacy.  The plaintiff submitted a prayer for $1,500,000 in damages.  Management believes that the allegations against are without merit and plans to vigorously defend this claim.  We have $2,000,000 in insurance coverage for claims relating to pharmacy negligence.

10.   SUPPLEMENTAL CASH FLOW FINANCIAL INFORMATION

The supplemental disclosure requirements for the statements of cash flows are as follows:

	Year Ended
	December 31,
	2013	2012

Cash paid during the period for:

Interest	$232,654	$368,057

Non-cash investing and financing activities during the period:

Conversion of Series A preferred into common stock	$-	$150,000
Conversion of Series B preferred into common stock	$260,000	$25,000
Cancellation of convertible debentures in refinancing	$(1,465,784)	$(1,315,784)
Reissuance of convertible debenture in refinancing	$-	$1,315,784
Reissuance of stock warrants in refinancing	$211,187	$396,186
Cancellation of stock warrants in refinancing	$(18,750)	$(88,536)
Common stock warrants issued with convertible debentures	$-	$511,765
Conversion of vendor payable into secured note payable	$3,534,793	$-
Cancellation of secured notes payable in refinancing	$293,734	$-
Common stock warrants issued with common stock	$243,055	$-
Common stock warrants issued in conversion of notes payable	$18,163	$-
Common stock warrants issued for placement fees	$32,845	$-
Common stock warrants issued for Series D preferred stock	$476,343	$-
Forward contract issued with common stock	$233,131	$-
Common stock issued for convertible debentures in refinancing	$435,985	$-
Redemption feature on preferred stock	$2,192,588	-
Common stock issued for payment of interest in refinancing	$597,221	$-

11.     LOSS PER COMMON SHARE

The following is a reconciliation of the numerators and denominators of the basic and diluted loss per common share computations for the years ended:

	December 31,
	2013	2012

Numerator for basic and diluted loss per common share:

Net loss to common stockholders from continuing operations	$(4,944,809)	$(3,988,566)

Net loss from discontinued operations	$(609,292)	$(16,940)

Net loss to common stockholders	$(5,554,101)	$(4,005,506)

Denominator for basic and diluted loss per common share:

Weighted Average Number of Shares Outstanding	6,126,838	4,150,976

Basic and diluted loss per common share from continuing operations	$(0.81)	$(0.96)

Basic and diluted loss per common share from discontinued operations	$(0.10)	$(0.00)

Basic and diluted loss per common share	$(0.91)	$(0.96)

ASSURED PHARMACY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Due to their anti-dilutive effect, the potential common shares have been excluded from the computation of diluted loss per share:

	December 31,
	2013	2012

Warrants	15,244,914	3,811,116
Stock options	1,840,556	1,840,556
Convertible notes	2,333,333	2,304,478
Series A Preferred	1,629,006	1,292,492
Series B Preferred	5,693,344	2,993,504
Series C Preferred	902,778	451,750
Series D Preferred	2,140,000	-
	29,783,931	12,693,896

12.  DISCONTINUED OPERATIONS:

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

We recorded approximately $743,317 in expenses related to the closing of the facilities which included lease costs, asset impairment and goodwill impairment in the year ended December 31, 2013.  These closures met the discontinued operations criteria, and according is included in discontinued operations for all periods presented.  The Company’s Gain or (loss) from operations of discontinued pharmacies, net of tax benefit for the year ended December 31, 2013 and 2012, respectively are detailed as follows:

	Year Ended December 31,
	2013	2012

Sales	$2,270,536	$8,509,338

Cost of sales	1,740,863	6,769,696

Gross profit	529,673	1,739,642

Operating expenses	755,128	1,690,248

Impairment of goodwill	697,766	-

Loss from discontinued operations	(923,221)	49,394

Other expenses
Interest expense, net	14,151	75,455
Income tax benefit	(328,080)	(9,121)
Gain or (loss) from operations of discontinued pharmacies, net of tax benefit	$(609,292)	$(16,940)

ASSURED PHARMACY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company’s assets and liabilities for discontinued operations included in the consolidated balance sheet as of December 31, 2013 and 2012 are detailed as follows:

	December 31,	December 31,
	2013	2012

ASSETS

Current Assets
Accounts receivable, net	$4,048	$343,259
Inventories	-	211,427
Prepaid and other current assets	-	12,113
Assets of discontinued operations	$4,048	$566,799

Other receivables, net	140,563	206,736
Property and equipment, net	-	15,670
Goodwill	-	697,766
Assets of discontinued operations, non-current, net	$140,563	$920,172

LIABILITIES

Current Liabilities
Accounts payable and accrued expenses	150,652	2,655,303
Liabilities of discontinued operations	$150,652	$2,655,303

13.     INCOME TAXES

A reconciliation of the provision (benefit) for income taxes with amounts determined by applying statutory U.S. income tax rate of 34% to income taxes is as follows:

	December 31,
	2013	2012

U.S. Federal Statutory tax at 34%	$(1,221,531)	$(1,361,872)

State Taxes, net of federal benefit	299,640	(119,482)

Permanent differences	124,993	(82,877)

Valuation Allowance	796,898	1,564,231

Provision for income taxes	$-	$-

Due to losses incurred for the years ended December 31, 2013 and 2012, there is no current provision for income taxes.  The Company's discontinued operations incurred a tax benefit of $328,080 and $9,121 for the years ended December 31, 2013 and 2012, respectively.

Deferred tax assets consist as follows:

	December 31,
	2013	2012

Net operating loss carried forward	$15,048,936	$14,271,799
Depreciable assets	22,993	(1,040)
Intangibles	-	(29,301)
Allowance for doubtful accounts	220,214	283,252
Other	37,454	7,988

	15,329,187	14,532,698
Valuation Allowance	(15,329,187)	(14,532,698)
	$-	$-

ASSURED PHARMACY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Based upon the net operating losses incurred since inception, management has determined that it is more likely than not that the deferred tax assets as of December 31, 2013 and 2012 will not be recognized. Consequently, the Company has established a valuation allowance against the entire deferred tax assets.

As of December 31, 2013, the Company has federal net operating losses of approximately $39.9 million that expire from 2022 to 2032, and state net operating losses of approximately of $26.4 million.  The state net operating losses relate to the states of California and Oregon.  Since the Company discontinued operations in those states in 2013, the expected recoverability of those net operating losses as of December 31, 2013 are $0.

The utilization of some or all of the Company’s net operating losses may be restricted in the future by a significant change in ownership as defined under the provisions of Section 382 of the Internal Revenue Code of 1986, as amended. In addition, by California law, only a percentage of the Company’s pre-2008 net operating losses may be carried forward.  Furthermore, California net operating losses for the years prior to 2008 may only be carried forward ten (10) years under State law. The Company’s estimate of the potential outcome of any uncertain tax issue is subject to management’s assessment of relevant risks, facts, and circumstances existing at that time, pursuant to ASC 740 Accounting for Income Tax. ASC 740 requires a more-likely-than-not threshold for financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. At January 1, 2007, (adoption date), and at December 31, 2013, there were no unrecognized tax benefits.

The federal statute of limitations remains open for tax years 2010 through 2013. State jurisdictions generally have statutes of limitations ranging from three to five years. The Company is no longer subject to state income tax examinations by tax authorities for years before 2009.

Any interest and penalties associated with tax positions taken by the Company would be recorded as a component of other expenses in the consolidated statement of operations.  For the years ended December 31, 2013, and 2012, there were no amounts recorded for interest and penalties.

14.     SUBSEQUENT EVENTS:

The Company has performed a review of events subsequent to the financial condition date of December 31, 2013 through March 31, 2014, the date the financial statements were available to be issued.

Pinewood Notes

In January 2014, we entered into a $200,000 note agreement with Pinewood with a maturity date of January 28, 2016. The note bears an interest rate of 16.0% per annum payable on July 1 and January 1 of each calendar year.  Unless otherwise instructed by Pinewood, the accrued and unpaid interest shall be paid in duly authorized, validly issued, fully paid and non-assessable shares of the Company’s common stock.

In February and March 2014, the Company entered into short term promissory notes with Pinewood Trading Fund, LP., a related party for an aggregate total of $240,000.  The short term notes bear an interest rate of 12.0% per annum and mature on April 30, 2014.

HCI Debenture Extension

In February 2014, the Company entered into and Amended and Restated 10% Senior Convertible Debenture Due June 30, 2016 with HCI in the amount of  $1,150,000. The amendment relates to convertible debentures originally issued on May 16, 2011, August 22, 2011, November 30, 2011 and July 19, 2012 for an aggregate total of $1,000,000 in debentures.  In addition to the extension of the maturity date, the interest rate was reduced form 16.0% to 10.0% per annum and the conversion price was decreased from $0.90 to $0.75. As part of the agreement, the Company agreed to increase the principal amount of the debenture by $150,000 which represents eighteen months of interest at the stated rate of 10% per annum.  As a result, all interest accruable and payable between February 7, 2014 and August 8, 2015 is considered paid in full and satisfied.  In addition, the Company issued 420,694 shares of common stock as payment of accrued interest of $252,417 at a rate of $0.60 per share.  As part of the agreement, all interest accruable and payable between February 7, 2014 and August 7, 2015 has been added to this debenture at a rate of 10% per annum and is considered paid in full and satisfied.  Further interest will not begin accruing until August 8, 2015.  As part of the amendment, the exercise price of the related warrants was reduced to $0.90 to $0.75 resulting in the issuance of an additional 320,000 warrants per the warrant agreement terms.

ASSURED PHARMACY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Series D Preferred – Milestone Provision

In March 2014, the Company did not meet the requirements of the Milestone Provision of the Series D Preferred of reaching positive net income on a Special Adjusted Basis (“SAB”) for the trailing two months ending February 2014.  As a result, the Company is required to issue an additional 856 shares of Series D Preferred stock and additional 3,424,000 warrants to purchase common stock at $0.40 to the Series D holders.  In addition, the exercise price on warrants to purchase an aggregate total of 4,280,000 common shares has been reduced to $0.40 per share.  Pinewood is also entitled to elect a majority of the Board of Directors, to be accomplished in any manner that the Initial Investor deems most expedient and in compliance with applicable laws and the Company’s charter documents (See Note 5 for further details).

The Milestone Provision adjustment reduction of the exercise price to $0.40 also met the requirement for anti-dilution for certain warrants and convertible debentures in which a waiver was not obtained.   The adjustment results in a conversion price decrease from $0.50 to $0.40 on an aggregate total of $500,000 in debentures, and increase of 250,000 shares on an as converted basis.  The adjustment results in an additional warrants to purchase 994,504 shares of common stock and an exercise price of $0.40 and an exercise price adjustment from $0.50 to $0.40 on warrant to purchase an aggregate total of 3,978,004 shares of common stock. (See Note 4 and Note 6 for further details).

Litigation

On February 19, 2014, a lawsuit was filed by JS Barkats PLLC, in the Supreme Court of The State of New York for County of New York against Assured Pharmacy, Inc. and Robert DelVecchio, our Chief Executive Officer.  The lawsuit arises from allegations of failing to remit legal fees due under written retainer agreements of $134,299.50 and failing to deliver 500,000 freely traded shares of the Company’s commons stock pursuant to one of the retainer agreements. Management believes that the allegations against the Company are without merit and plans to vigorously defend this claim and is pursuing counter claims asking for compensation and punitive damages.

H.D Smith Forbearance

In March 2014, we entered into a Forbearance Agreement with H.D. Smith Wholesale Drug Co.  in which the lender agreed to  forbear from accelerating the outstanding balance of the Note and from instituting collection efforts from the date of the agreement through July 1, 2014. The forbearance was required due to our inability to make payments required under the agreement of $338,479 and our inability to meet the $500,000 minimum monthly purchase requirement due to the closure of our two pharmacy locations.

Revolving Line of Credit

In March 2014, the Company entered into a $600,000 Nondisclosable Revolving Line of Credit Loan with Third Coast Bank SSB due on March 25, 2015.  The loan is not subject to an interest rate, but is subject to service charges based on the amount of funds advanced.  The loan is secured by the Company’s accounts receivable and is guaranteed by Pinewood Trading Fund, LP., a related party.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.     CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company's management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO) performed an evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of December 31, 2013. Based upon that evaluation, the CEO and CFO concluded that, as a result of the material weaknesses in internal control over financial reporting that are described below in Management's Report on Internal Control Over Financial Reporting, the Company's disclosure controls and procedures were not effective as of December 31, 2013.

Management's Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company's internal control over financial reporting is a process, under the supervision of the CEO and CFO, designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company's financial statements for external purposes in accordance with generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management, has conducted an assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2013 based on the criteria established in  Internal Control - Integrated Framework  (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 COSO Framework). Based on the assessment, management has concluded that, as of December 31, 2013, the Company's internal control over financial reporting was not effective due to the material weaknesses described below.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. Management has failed to remediate the material weaknesses in the internal control over financial reporting as of December 31, 2013 as follows:

•           The Company did not maintain effective controls over its quarterly and annual financial statements and disclosures.

•            The Company did not maintain effective controls over accounting for complex transactions.

•            Inadequate oversight over key corporate goverance  activities:  The roles and responsibilities of the board of directors are not adequately defined to take a sufficient oversight role of certain corporate goverance activities (compensation, audits, etc.).

ITEM 9B.       OTHER INFORMATION

None.

PART III

ITEM 10.       DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table lists our executive officers and directors and their respective ages and positions as of the date of this report:

Name	Age	Position(s)

Robert DelVecchio	49	Chief Executive Officer & Director
Mike Schneidereit	40	Chief Operating Officer
Brett Cormier	46	Chief Financial Officer
Thomas Bilodeau III	45	Director
Craig Eagle	47	Director
Darshan Sheth	38	Director

Board of Directors

The following is information about the experience and attributes of the members of our board of directors as of the date of this report.  The experience and attributes discussed below provide the reasons that these individuals were selected for board membership, as well as why they continue to serve on the board.

Robert DelVecchio. Mr. DelVecchio has been our Chief Executive Officer and a director since February 2005.  In addition to leading our organization, Mr. DelVecchio’s responsibilities also include sales, investor relations, business development and fund raising. Since 1995, Mr. DelVecchio has acted as Chief Executive Officer and President of Brockington Securities, Inc., a broker-dealer and member of FINRA from May 1995 to June 2010.  Mr. DelVecchio is also a member of the board of directors of IGHL Foundation, a charitable organization that provides programs, services and support for people with developmental disabilities in the New York tri-state region.  Mr. DelVecchio’s broad experience in capital markets, experience in leading start-up businesses, and his knowledge of our Company as our longest serving director, led to the Company’s conclusion he should serve as a director of our Company.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers, directors and persons who are the beneficial owners of more than 10% of our common stock to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock.  Officers, directors and beneficial owners of more than 10% of our common stock are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely on a review of the copies of the Forms 3, 4 and 5 that we received with respect to transactions during 2013, we believe that all such forms were filed on a timely basis, except for:  (1) Pinewood Trading Fund, L.P. purchase of 800 shares of Series D Preferred stock on November 19, 2013 and 200 shares of Series D Preferred stock on December 3, 2013; and (2) Craig Eagle, director, purchase of 200 shares of Series D Prefered stock.  Management is working with related parties to resolve these delequent filings.

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

Audit Committee

Not applicable

ITEM 11.      EXECUTIVE COMPENSATION

Executive Compensation

The following summary compensation table reflects cash and non-cash compensation for the 2013 and 2012 fiscal years awarded to or earned by (i) each individual serving as our principal executive officer during the fiscal year ended December 31, 2013; (ii) each individual that served as an executive officer at the end of the fiscal year ended December 31, 2013 and who received in excess of $100,000 in total compensation during such fiscal year; and (iii) up to two additional individuals who received in excess of $100,000 in total compensation during such fiscal year but was not serving as an executive officer during the fiscal year.  We refer to these individuals as our “named executive officers.”

Summary Compensation Table
As of December 31, 2013

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($) (1)	Option Awards ($) (1)	All Other Compensation ($)	Total ($)

Robert DelVecchio Chief Executive Officer	2013 2012	201,923 247,115	- -	- -	- 72,796	3,080 3,080	205,003 322,991

Mike Schneidereit Chief Operating Officer	2013 2012	191,539 175,000	- -	- -	- 72,796	- -	191,539 247,796

Brett Cormier Chief Financial Officer	2013 2012	186,539 175,000	- -	- -	- 72,796	3,080 3,080	189,619 250,876

(1)
The amounts in the table reflect the grant date fair value of options and stock awards to the named executive officer in accordance with Accounting Standards Codification Topic 718.  The ultimate values of the options and stock awards to the executives generally will depend on the future market price of our common stock, which cannot be forecasted with reasonable accuracy. The actual value, if any, that an optionee will realize upon exercise of an option will depend on the excess of the market value of the common stock over the exercise price on the date the option is exercised.  Refer to the assumptions used in applying the Black-Scholes option pricing model to determine the fair value of awards granted in Note 7, “Stock Based Compensation” to financial statements for years ended December 31, 2013 and 2012.

Compensation Components

Salary.  We compensate our executive officers for their service by payment of salary, which is set in each of the named executive officer’s employment agreement discussed below.

Discretionary Bonuses. Our board of directors has the authority and discretion to award performance-based compensation to our executives if it determined that a particular executive has exceeded his objectives and goals or made a unique contribution to us during the year, or other circumstances warrant. There were no discretionary bonuses paid to our Named Executive Officers during fiscal yearsn  2013 or 2012.

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

Compensation Committee

The Company’s board of directors does not have a standing compensation committee at this time due to the Company’s size and lack of compensation changes over the past three years.  Our three non-management directors on the board, Craig Eagle, Thomas Bilodeau and Darshan Sheth participate in the consideration of executive officer compensation and all members of the Company’s board of directors participate in the consideration of director compensation.

Employment Agreements; Termination of Employment and Change-in-Control Arrangements

Employment Agreements

In 2009, we entered into employment agreements with the Named Executive Officers. Each of these agreements was replaced by new employment agreements with the Named Executive Officers in May 2012. Under these agreements, Mr. DelVecchio receives a base salary of $250,000 and Messrs. Cormier and Schneidereit each receive a base salary of $225,000.  In addition, Messrs. DelVecchio, Cormier and Schneidereit each are eligible for a cash performance bonus up to 75% of their annual base salary. In addition, Messrs. DelVecchio, Cormier and Schneidereit each were granted 175,000 stock options under the 2012 Incentive Compensation Plan.  These stock options vest immediately and have a strike price of $0.60 with an exercise period of ten (10) years.  Termination benefits under the agreements are triggered if we terminate an agreement without cause or if a covered employee terminates his employment after the employee’s base salary is reduced by 5% or more, in each instance, if the employee notifies us in writing within 30 days of the change that he objects to the change and we do not rescind the change within 30 days of receiving the employee’s notice. This trigger event was chosen to help retain these executive officers and to assure these executive officers that they could apply their full attention to our business. The employment agreements were designed to promote stability and continuity of senior management.

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

Fiscal Year-Ended December 31, 2013

The following table presents information concerning the outstanding equity awards for the Named Executive Officers as of December 31, 2013:

Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date

Robert DelVecchio Chief Executive Officer	500,000 175,000	- -	- -	$0.68 $0.60	04/01/2021 05/08/2022

Mike Schneidereit Chief Operating Officer	277,778 175,000	- -	- -	$0.68 $0.60	04/01/2021 05/08/2022

Brett Cormier Chief Financial Officer	277,778 175,000	- -	- -	$0.68 $0.60	04/01/2021 05/08/2022

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

An aggregate total of 1,305,556 stock options were issued  on April  11, 2011, 777,778 stock options vested immediately and the remaining 527,778 vested over an eighteen month period.  An aggregate total of 527,778 stock options were issued  on May 8, 2012, all of the stock options vested immediately.

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

Option Exercises and Stock Vested

No options were exercised by Named Executive Officers or stock that vested in fiscal 2013 or 2012.

Pension Benefits

None of our Named Executive Officers participated in any qualified or nonqualified defined-benefit pension plans as of December 31, 2013.

Compensation of Directors

In May 2012, our board of directors approved the following compensation to be paid to non-employee directors:

•	$1,500 for each board meeting attended in person and $500 for each board meeting attended by telephone; and
•	$1,500 for each committee meeting attended in person and $500 for each committee meeting attended by telephone.

For the fiscal year ended December 31, 2013, no compensation was paid to the Company’s non-employee directors.

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

The following table sets forth information as of March 27, 2014 as to the beneficial ownership of Common Stock, Series A Preferred Stock, Series B Preferred Stock, Series C Preferred Stock and Series D Preferred Stock  by: any person known to us to own beneficially more than 5% of any class; each of our directors; the individuals named in the “Summary Compensation Table” contained in this annual report (collectively, the “Named Executive Officers”); and all of our current executive officers and directors as a group. Except as otherwise indicated below, each stockholder listed below has sole voting and investment power with respect to the shares beneficially owned by such person. The rules of the Securities and Exchange Commission consider a person to be the “beneficial owner” of any securities over which the person has or shares voting power or investment power, or any securities as to which the person has the right to acquire, within sixty days, such sole or shared power.

Name of Beneficial Owner (a)	Number of Shares Owned					Percentage of Beneficial Ownership
	Common (b)	Series A Preferred	Series B Preferred	Series C Preferred	Series D Preferred	Common (c)	Series A Preferred	Series B Preferred	Series C Preferred	Series D Preferred	Percent of Total Votes (d) (e)

Directors and Executive Officers:

Robert DelVecchio	1,147,551(1)	-	393	-	-	9.9%	-	7.6%	-	-	2.0%
Mike Schneidereit	452,778 (2)	-	-	-	-	4.1%	-	-	-	-	*
Brett Cormier	452,778 (3)	-	-	-	-	4.1%	-	-	-	-	*
Craig Eagle	195,001 (4)	30	-	-	20	1.8%	2.0%	-	-	1.9%	*
Darshan Sheth	100,000 (5)	-	-	-	-	1.0%	-	-	-	-	*
Thomas Bilodeau, III	50,000	-	-	-	-	*	-	-	-	-	*
All Directors and Executive Officers as a group (6 persons)	2,398,108	30	393	-	36	21.5%	2.0%	7.6%	-	1.9%	3.5%

5% Beneficial Holders:

Mosaic Capital Advisors, LLC (6)	9,344,476 (7)	1,411	3,921	-	-	51.0%	96.2%	75.4%	-		35.5%
Haresh Sheth (8)	854,523 (9)	-	-	-	-	8.0%	-	-	-		2.9%
Pinewood Trading Company (10)	9,209,776 (11)	-	600	-	1,000	49.4%	-	11.5%	-	93.5%	17.7%
H.D. Smith Wholesale Drug Co. (12)	902,778 (13)	-	-	813		7.9%	-	-	100.0%		4.3%
Hillair Capital Investments, LP (14)	3,674.034 (15)	-	-	-		26.8%	-	-	-		2.0%
Baruch Halpern Revocable Trust (16)	1,137,499 (17)	-	-	-		10.3%					2.6%
Coventry Enterprises, LLC (18)	975,999 (19)					8.5%	-	-	-		-
AQR Opportunistic Premium Offshore Fund, LP (20)	976,002 (21)	-	-	-		8.5%	-	-	-		-
Jonathan Green(22)	912,800 (23)	-	-	-		8.3%	-	-	-		2.1%
Carl W. Grover(24)	1,111,041 (25)	-	-	-		10.0%	-	-	-		2.4%

*	Indicates less than 1%

(a)	Except as otherwise noted below, the address of each of the persons in the table is c/o Assured Pharmacy, Inc., 5600 Tennyson Parkway, Suite 390, Plano, Texas 75024

(b)
Each share of Series A, Series B, Series C and Series D Preferred Stock may be converted into shares of the Company’s common stock at the option of the holder.  The number of shares of common stock issuable upon conversion of any shares of Series A, Series B, Series C or Series D Preferred Stock is equal to the product obtained by multiplying the applicable Conversion Rate by the number of shares of Preferred Stock being converted.  The Conversion Rate is equal to the quotient obtained by dividing the Stated Value per share of Preferred Stock, which is an amount equal to $1,000, by the applicable conversion price for each share of Series A ($0.90), Series B ($0.90),Series C Preferred Stock ($0.90) or Series D Preferred Stock ($0.50).  This column includes the shares of common stock issuable upon conversion of each share of Series A, Series B, Series C and Series D Preferred Stock together will all other shares of common stock which the person has the right to acquire within sixty days.

(c)
Excluding those shares of common stock which the person has the right to acquire within sixty days and based solely on the shares of common stock issued and outstanding, the percent of ownership of common stock is as follows: Robert DelVecchio (0.3%); Mike Schneidereit (0%); Brett Cormier (0%); Craig Eagle (0.4%); Darshan Sheth (1.0%); Thomas Bilodeau, III (0.5%); Mosaic Capital Advisors, LLC (14.4%); Haresh Sheth (6.0%); Pinewood Trading Company (9.9%); H.D. Smith Wholesale Drug Co. (0%); Hillair Capital Investments, LP (4.0%), Baruch Halpern Revocable Trust (5.1%); Coventry Enterprises, LLC (0%); AQR Opportunistic Premium Offshore Fund, LP (0%); Jonathan Green (4.0%); and Carl W. Grover (4.9%).

(d)
Each holder of shares of Series A, Series B, Series C and Series D Preferred Stock are entitled to such number of votes as shall be equal to the whole number of shares of Common Stock into which such holder’s aggregate number of such shares of Series A, Series B, Series C and Series D Preferred Stock are convertible.

(e)
Based on a total of 10,476,387 shares of common stock outstanding, 1,406 shares of Series A Preferred Stock outstanding, 5,124 shares of Series B Preferred Stock outstanding, 813 shares of Series C Preferred Stock and  1,070 Series D Preferred Stock outstanding on March 27, 2013 and prior to any exercise of warrants into shares of common stock.

(1)
Includes 675,000 shares underlying stock options and 277,778 shares issuable upon conversion of Series B Preferred Stock.  Also includes 18,015 shares owned by Brockington Securities, Inc. (“Brockington”) and 158,889 common shares issuable upon conversion of Series B Preferred Stock owned by Brockington. Mr. DelVecchio exercises voting control and control over the disposition of all securities held Brockington.

(2)	Includes 452,778 shares underlying stock options.

(3)	Includes 452,778 shares underlying stock options.

(4)
Includes 41,668 shares owned by CJE Holdings, LLC (“CJE”), 33,333 shares issuable upon conversion of Series A Preferred Stock and 40,000 shares issuable upon conversion of Series D Preferred Stock.  Dr. Eagle exercises voting control and control over the disposition of all securities held CJE.

(5)	Includes 100,000 shares owned by Concorde Investment Corporation, Mr. Sheth disclaims beneficial ownership of Concorde Investment Corporation.

(6)	The address of Mosaic Capital Advisors, LLC is 400 Madison Avenue, Suite 6B, New York, New York 10017.

(7)
 Mosaic Capital Advisors LLC (“MCA”) is (a) the investment manager of Mosaic Private Equity Fund (US) LP (“MPEF US”), (b) the 100% owner (member) of Mosaic Financial Services LLC (“MFS”), (c) affiliated by interlocking ownership with Mosaic Capital Management Limited (“MCML”), which directs the voting and disposition of securities owned by Mosaic Private Equity III Ltd. (“MPE III”), and (d) affiliated with Joseph McDevitt, an individual (“McDevitt”).  As a result, MCA may be deemed the beneficial owner of (i) 327,834 shares of common stock of the Company held directly by  MPEF US (144,063 shares), MFS (26,996 shares), MPE III (110,301 shares) and 1,221,882 shares of common stock held directly by McDevitt; (ii) 1,567,895 shares of common stock of the Company issuable upon the conversion of Series A Preferred Stock of the Company held directly by  MPEF US (503,889 shares of common stock) and MFS (1,064,006 shares); (iii) 4,356,671 shares of common stock of the Company issuable upon the conversion of Series B Preferred Stock of the Company held directly by  MPEF US (2,382,224 shares of common stock) and MPE III (1,974,447 shares); and (iv) 1,083,334 shares of common stock of the Company issuable pursuant to currently-exercisable warrants held by MCA (36,389 shares), MPEF US (211,111 shares), MFS (383,333 shares), MPE III (399,723 shares), MCML (52,778 shares) and 833,334 shares of common stock of the Company issuable pursuant to currently-exercisable warrants held by McDevitt);  MCA disclaims beneficial ownership of the shares held by McDevitt or the above-referenced entities other than MCA, except to the extent of its pecuniary interest therein. Excludes shares held by Messrs. Sheth, Bilodeau and Eagle.

(8)	The address of Haresh Sheth is Galaxy Towers II, #37C, 7002 Boulevard East, Guttenberg, New Jersey 07093.

(9)
Includes: (i) 27,778 shares owned by Janus Finance Corporation (“Janus Finance”); (ii) 281,953 shares owned by Woodfield Capital Services, Inc. (“Woodfield”); and (iii) 250,000 shares underlying stock options.   Mr. Sheth exercises voting control and control over the disposition of all securities held by Janus Finance and Woodfield.

(10)	The address of Pinewood Trading Fund, LP is 1029 East Drive, Beaumont, Texas 77706.

(11)
 Includes (i) 9,051,750 common shares issuable under warrants; (i) 2,000,000 common shares issuable upon conversion of Series D Preferred Stock; and  (iii) 666,668 common shares issuable upon conversion of Series B Preferred Stock.

(12)	The address of H.D. Smith Wholesale Drug Co. is 3063 Fiat Avenue, Springfield, IL 62703.

(13)	Includes 902,778 common shares issuable upon conversion of Series C Preferred Stock.

(14)	The address of Hillair Capital Investments, LP is 330 Primrose Road, Suite 660, Burlingame, CA 94010.

(15)	Includes: (i) 1,920,007 common shares issuable under warrants; and (ii) 1,333,333 common shares issuable upon conversion of unsecured convertible debentures.

(16)	The address of Baruch Halpern Revocable Trust is 9601 Collins Avenue PH 303, Bal Harbor, FL, 33154.

(17)	Includes: (i) 599,999 common shares issuable under warrants.

(18)	The address of Coventry Enterprises, LLC is 80 S.W. 8th Street, Suite 2000, Miami, FL 33130.

(19)	Includes: (i) 575,999 common shares issuable under warrants; and (ii) 400,000 common shares issuable upon conversion of unsecured convertible debentures.

(20)	The address of AQR Opportunistic Premium Offshore Fund, L.P. is Two Greenwich Plaza, 1st Floor, Two Greenwich, CT 06830.

(21)	Includes: (i) 576,002 common shares issuable under warrants; and (ii) 400,000 common shares issuable upon conversion of unsecured convertible debentures.

(22)	The address of Jonathan Green is 7 Rumsen Trace, Carmel, CA 93923.

(23)	Includes: 483,840 common shares issuable under warrants

(24)	The address of Carl W. Grover is 1010 S. Ocean Boulevard, Apt 1017, Pompano Beach, FL 33062.

(25)	Includes 599,962 common shares issuable under warrants

Equity Compensation Plan Information

Securities Authorized for Issuance Under Equity Compensation Plans

The following table, provides information about our compensation plans under which shares of common stock may be issued upon the exercise of options and warrants as of December 31, 2013:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by stockholders	525,000	$0.60	1,142,667

Equity compensation plans not approved by stockholders	2,165,556	$0.80	-

Tota	2,690,556	$0.76	1,142,667

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

Pinewood Trading Fund, LP

Pinewood Trading Fund, LP (“Pinewood”) is the beneficial owner of approximately 49.4%, 11.5% and 93.5% of our common stock and Series B Convertible Preferred Stock and Series D Convertible Preferred Stock, respectively as of March 27, 2014. Pinewood may, but is not obligated to, nominate one (1) Director to add to the Company’s existing Board currently comprised of four (4) people (for a total of five (5) directors).  The Company is further restricted, precluded, and prohibited from increasing the number of directors beyond 4 (or 5 should Pinewood elect to nominate a director) without the consent of Pinewood.  This gives Pinewood the ability without restriction or notice to install a board member at any time, subject to applicable law, at the Pinewoods’ sole discretion.

On July 9, 2012, we entered into a consulting agreement with Jack E. Brooks, managing partner of Pinewood Trading Company.  We issued 65,000 restricted common shares as payment in full for financial advisory services rendered to us.  The market value of the stock on July 9, 2012, the date of issuance, was $0.51 per common share.

In November and December 2013, Pinewood purchased an aggregate total of 1,000 shares of Series D preferred stock for an aggregate purchase price of $1,000,000.

In March 2014, the Company did not meet the requirements of the Milestone Provision of the Series D Preferred of reaching positive net income on a Special Adjusted Basis (“SAB”) for the trailing two months ending February 2014.  As a result, the Company is required to issue an additional 800 shares of Series D Preferred stock and an additional 3,200,000 warrants to purchase common stock at $0.40 to the Series D holders.  In addition, the exercise price on an aggregate total 4,000,000 warrants has been reduced to $0.40 per share.  Pinewood is also entitled to elect a majority of the Board of Directors, to be accomplished in any manner that the Initial Investor deems most expedient and in compliance with applicable laws and the Company’s charter documents.

In January 2014, we entered into a $200,000 note agreement with Pinewood with a maturity date of January 28, 2016. The note bears an interest rate of 16.0% per annum payable on July 1 and January 1 of each calendar year.  Unless otherwise instructed by Pinewood, the accrued and unpaid interest shall be paid in duly authorized, validly issued, fully paid and non-assessable shares of the Company’s common stock.

In February and March 2014, the Company entered into a series of short term promissory notes with Pinewood, for an aggregate total of $240,000.  The short term notes bear an interest rate of 12.0% per annum and mature on April 30, 2014.

Mosaic Group

Mosaic Capital Advisors, LLC, together with its affiliated entities Mosaic Financial Services (“MFS”), LLC, Mosaic Private Equity Fund, L.P., Mosaic Capital Management, Ltd. and its affiliated accredited investor, Joseph McDevitt (collectively, “Mosaic”), are the beneficial owners of approximately 51.0%, 96.2%, and 75.4% of our common stock, Series A Convertible Preferred Stock and Series B Convertible Preferred Stock, respectively as of March 15, 2014.  Under the terms of our Certificate of Designations, Preferences and Rights of the Series A Convertible Preferred Stock and Series B Convertible Preferred Stock, Mosaic, due to its ownership interest of our Series A Convertible Preferred Stock, has the right to elect four directors to our Board and partially exercised this right by appointing Messrs. Sheth, Bilodeau and Eagle to serve as directors.  Mr. Bilodeau is a member/shareholder of Rich May, P.C., Attorneys and Counselors at Law, which provides legal services to Mosaic.

In July 2010, we completed a sale in a private transaction to Joseph McDevitt, an accredited investor affiliated with Mosaic, for a 10.0% convertible debenture for an aggregate principal amount of $500,000 (before deducting expenses and fees related to the private transaction) due in July 2012.  The debenture is convertible into shares of the our Series A Convertible Preferred Stock at an initial conversion price of $1,000 per share and subject to adjustments, and each share of Series A Preferred is convertible into 695 shares of our common stock for a total of 347,500 common shares on an as converted basis (subject to adjustment for certain dilutive transactions).  Interest on the debenture is payable quarterly in shares and is calculated based on the higher of the average stock price for the five (5) prior trading days or $1.80 per common share.  In March 2014, the investor exchanged the $500,000 debenture and $205,245 in accrued interest for 1,175,408 common shares at a conversion rate of $0.60 per share.  As consideration for the conversion, the Company issued 833,334 three year warrants to purchase common shares at an initial exercise price of $0.60 for the first twelve months following the closing date and $0.75 thereafter for the remainder of the new warrant term.

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

The line of credit was been subsequently extended.  The latest extension occurred on December 23, 2013, pursuant to a Modification and Extension Agreement to the Revolving Line of Credit Agreement dated March 10, 2009, in which the term of the loan was modified and the maturity date of the loan was extended to August 30,, 2016 by mutual consent.  In November 2012, the Modification Agreement to the Revolving Line of Credit Agreement dated March 10, 2009, in which the credit limit was modified the credit limit was increased from $300,000 to $500,000.

As of March 27, 2014, the outstanding balance on the revolving line of credit was $477,000 with remaining availability of $23,000 and the largest aggregate amount of principal outstanding on the loan to date was $488,000. Interest paid on the loan for the year ending December 31, 2013 was $64,723.

Hillair Capital Investments, LP

Hillair Capital Investments, LP (“HCI”) is the beneficial owner of approximately 26.8% of our common stock as of March 27, 2014.

On February 22, 2013, we issued 227,333 common shares as payment of $45,667 in accrued interest on outstanding convertible debentures to a convertible debenture holder. The aggregate fair market value of the shares on the date of issuance was determined to be $102,300 or $0.45 per share.

In February 2014, the Company entered into and Amended and Restated 10% Senior Convertible Debenture due June 30, 2016 with Hillair Capital Investments, LP. in the amount of  $1,150,000. The amendment relates to convertible debentures originally issued on May 16, 2011, August 22, 2011, November 30, 2011 and July 19, 2012 for an aggregate total of $1,000,000 in debentures.  In addition to the extension of the maturity date, the interest rate was reduced form 16.0% to 10.0% per annum and the conversion price was decreased from $0.90 to $0.75. As part of the agreement, the Company agreed to increase the principal amount of the debenture by $150,000 which represents eighteen months of interest at the stated rate of 10%.  In addition, the Company issued 420,694 shares of common stock as payment of accrued interest of $242,272 at a rate of $0.60 per share.  As part of the agreement, all interest accruable and payable between February 7, 2014 and August 7, 2015 has been added to this debenture at a rate of 10% per annum and is considered paid in full and satisfied.  Further interest will not begin accruing until August 8, 2015.  As part of the amendment, the exercise price of the related warrants was reduced from $0.90 to $0.75 resulting in the issuance of an additional 320,000 warrants per the warrant agreement terms.

During the year ended December 31, 2013, $5,000 in interest payments were made on the debenture and interest payable on the debenture as of December 31, 2013 was $229,283.

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

ITEM 14.          PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees Billed to the Company by Its Independent Registered Public Accounting Firm

The following is a summary of the fees billed to us by BDO USA, LLP, our independent registered public accounting firm for professional services rendered for fiscal years ended December 31, 2013:

Fee Category	2013 Fees

Audit Fees	$117,666
Audit-Related Fees (1)	42,612
Tax Fees (2)	-
All Other Fees (3)	-

Total Fees	$160,278

There were no fees billed to us by BDO USA, LLP, our independent registered public accounting firm for professional services for the fiscal year ended December 31, 2012.

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

(2)       Financial Statement Schedules

Certain schedules are omitted because they are not applicable, or not required by smaller reporting companies.

(3)       Exhibits

The Exhibits listed in the Exhibit Index immediately preceding the Exhibits are filed as part of this annual report.

Exhibit No.	Title

3.1	Amended and Restated Articles of Incorporation of Assured Pharmacy, Inc. including preferred stock designations, effective November 19, 2013 (1)
3.2	Amended Bylaws (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form SB-2 of Assured Pharmacy, Inc. filed dated December 15, 2004)
10.1	Promissory Note with Pinewood Trading Fund, L.P., dated August 6, 2013 (2)
10.2	Amendment to Promissory Note Agreement with H.D Smith Wholesale Drug Co., dated July 1, 2013 (2)
10.3	Promissory Note with Pinewood Trading Fund, L.P., dated August 27, 2013 (3)
10.4
Fourth  Amendment to Purchase Agreement for Ownership Interests in Assured Pharmacies, Inc., a Louisiana corporation, dated as of December, by and between TPG LLC and Assured Pharmacy, Inc. dated December 19, 2013**

10.5	Amendment to Revolving Line of Credit Agreement dated December 23, 2013 by and between Brockington Securities, Inc. and Assured Pharmacy, Inc. **
10.6	Letter Agreement – Debenture Modification with Joseph McDevitt*dated August 22, 2013**
10.7	Amended and Restated Convertible Debenture with Hillair Capital Investments, Inc. dated February 6, 2014**
10.8	Forbearance Agreement with HD Smith Wholesale Drug Co. dated March 26, 2014**
10.9	Form of 10% Promissory Note with Pinewood Trading Fund, LP – 2014**
10.10	Promissory Note with Pinewood Trading Fund, LP dated January 28, 2014**
10.11	Promissory Note Agreement dated February 1, 2013 by and between Assured Pharmacy, Inc. and H.D. Smith Wholesale Drug Co. (5)
10.12	Form of Subscription Agreement for common stock (5)
10.13	Form of Securities Purchase Agreement for common stock (5)
10.14	Form of Common Stock Purchase Warrant (5)
10.15	Form of Registration Rights Agreement (5)

Exhibit No.	Title

21.1	Subsidiaries of Assured Pharmacy, Inc.(5)
24.1	Power of Attorney (4)
31.1	Sarbanes-Oxley Act Section 302 Certification of Robert J. DelVecchio**
31.2	Sarbanes-Oxley Act Section 302 Certification of Brett P. Cormier**
32.2	Sarbanes-Oxley Act Section 906 Certification of Robert J. DelVecchio and Brett P. Cormier**

(1)	Previously filed as Exhibit to the Company’s Proxy Statement on Form DEF 14A filed on October 29, 2013.

(2)	Previously filed as Exhibit to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2013 and incorporated by reference herein

(3)	Previously filed as Exhibit to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2013 and incorporated by reference herein

(4)	Previously filed as Exhibit to the Company’s Registration Statement on Form S-1 filed on May 11, 2012 and incorporated by reference herein.

(5)	Previously filed as Exhibit to the Company’s Annual Report on Form 10-K filed on April 1, 2013 and incorporated by reference herein.
       **   Filed herewith

SIGNATURES

 Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 31, 2014.

Assured Pharmacy, Inc., a Nevada corporation

By:	/s/ Robert DelVecchio
Name:	Robert DelVecchio
Title:	Chief Executive Officer and Director

Power of Attorney

Pursuant to the requirements of the Securities Exchange Act of 1934, this registration statement was signed by the following persons in the capacities and on the date stated:

Signature and Title	Date

/s/ Robert DelVecchio	March 31, 2014
Robert DelVecchio, President, Chief Executive Officer (Principal Executive Officer) and Director

*	March 31, 2014
Mike Schneidereit, Chief Operating Officer

/s/ Brett Cormier	March 31, 2014
Brett Cormier, Chief Financial Officer (Principal Financial Officer) and Principal Accounting Officer

*	March 31, 2014
Thomas Bilodeau III, Director

*	March 31, 2014
Craig Eagle, Director

*	March 31, 2014
Darshan Sheth, Director

* By /s/ Robert DelVecchio
Attorney-in-fact