Form 10-K/A
period 2013-12-31
ASSURED PHARMACY, INC.
filed 2014-04-14
CIK 1100592

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

The approximate aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $1,023,565 as of April 2, 2014, based on the last sale price of the registrant’s common stock as reported on the OTC QB on such date.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at April 2, 2014

Common Stock, $0.001 par value	10,476,387

Explanatory Note

The purpose of this Amendment No. 1 to Assured Pharmacy, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2013 (the “Form 10-K”), as filed with the Securities and Exchange Commission on March 31, 2014, is to furnish Exhibit 101 to the Form 10-K in accordance with Rule 405 of Regulation S-T and provide other updated information.  Exhibit 101 provides the financial statements and related notes for the Form 10-K formatted in XBRL (eXtensible Business Reporting Language).  This Amendment No. 1 to the Form 10-K also updates the Exhibit Index to reflect the furnishing of Exhibit 101, the number of shares outstanding, and other information.

This Amendment No. 1 to the Form 10-K continues to speak as of the original filing date of the Form 10-K; does not reflect events that may have occurred subsequent to the original filing date and does not modify the disclosures made in the original Form 10-K, with the exception of certain immaterial items.

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

There is a nationwide shortage of qualified pharmacists. We currently employ  two pharmacists, one pharmacist at each operating pharmacy. Although we have not experienced any difficulty recruiting pharmacists in the past, we may experience difficulty attracting, hiring and retaining qualified pharmacists in the future. If we are unable to attract, hire and retain enough qualified pharmacists, our business, prospects, financial condition, and results of operations could be adversely affected.

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

In the event of any Liquidation (as such term is defined in our Certificate of Designation of Series A, B, C and D Convertible Preferred Stock, as herein incorporated by reference), the holders of our outstanding Series A, Series B, Series C and Series D Convertible Preferred Stock (collectively, “Preferred Stock”) would be entitled to a liquidation preference payment in preference to any payment to holders of the Common Stock.  The liquidation preference for our outstanding debentures ranks senior to our Preferred Stock and Common Stock.  As such, holders of Common Stock might receive nothing in liquidation, or receive much less than they would if there were no Preferred Stock outstanding.

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

Holders of Common Stock

As of April 2, 2014 , there were approximately 164 record holders of our common stock.  This number does not include stockholders whose shares are held in securities position listings.

Dividends

We have not paid or declared any dividends on our common stock and we do not anticipate paying dividends on our common stock in the foreseeable future.

Issuer Purchases of Equity Securities

None.

Recent Sales of Unregistered Securities

The following is a summary of recent sales of our securities that were not registered under the Securities Act.

Between February 4, 2013 and May 30, 2013, we entered into subscription agreements with eight investors pursuant to which we sold an aggregate of 1,323,093 shares of restricted common stock at $0.65 and warrants to purchase  1,323,093 common shares with an exercise price of $0.90.  We received gross proceeds of $860,000, which were used to reduce our outstanding amount due to our primary wholesaler and general working capital purposes. The net cash proceeds from this private transaction were $814,190, net of closing fees of $45,810 which include $32,800 in placement agent fees paid to TriPoint Global Equities, LLC (“TriPoint”).  In addition, TriPoint also received warrants to purchase a total of 100,924 common shares of which 50,462 warrants and 50,462 warrants have an exercise price of $0.65 and $0.90, respectively.  The warrants were fully vested on the date of issuance and expire on May 30, 2018.

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

As of December 31, 2013, we have $300,000 in debt securities which were due in the year 2012 and $483,943 in debt securities which come due in the year 2014.  We are attempting to extend the maturity date of certain of these debt securities, but can provide no assurance that the holders of such securities will agree to extend the maturity date on these securities on acceptable terms.  If our debt holders choose not to convert certain of these securities into equity, we will need to repay such debt, or reach an agreement with the debt holders to extend the terms thereof.  If we are forced to repay the debt, this need for funds would have a material adverse impact on our business operations, financial condition and prospects, including our ability to operate as a going concern.  If we are forced to repay the debt, our current and forecasted levels of cash flows and available cash on hand will not be sufficient to fund our operations for the year 2014.  Accordingly, we will be required to obtain additional financing in order to repay the debt, cover operating losses and fund working capital needs.  We cannot provide any assurances of the availability of future financing or the terms on which it might be available. In the absence of such financing, we may be forced to scale back or cease operations, liquidate assets, seek additional capital on less favorable terms and/or pursue other remedial measures.

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

Operating activities used $1,876,728 in cash for the year ended December 31, 2013 compared to $530,815 in cash used for the year ended December 31, 2012.  For the year ended December 31, 2013, o ur net loss of $3,361,513 plus non-cash expenses of $92,467 was the primary reason for our negative operating cash flows which were partially offset by a $1,503,335 change in operating assets and liabilities.   For the year ended December 31, 2012, o ur net loss of $4,005,506, less non-cash expenses of $1,316,348 was the primary reason for our negative operation cash flows which were partially offset by a $2,158,343 change in operation assets and liabilities.  The table below summarizes the components of our cash used in operating activities for the year ended December 31, 2013 and 2012:

Net loss from operations including non-controlling interest	$(3,361,513)	$(4,005,506)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property and equipment	36,129	34,614
Amortization of debt issuance costs	36,131	121,963
Amortization of discount on debt	333,255	684,627
Stock based compensation	628,964	847,561
Issuance of common stock in lieu of debenture interest	45,467	-
(Gain) or Loss on extinguishment of debentures and notes	(1,548,915)	30,610
Provision for accounts receivable doubtful accounts	16,683	(136,038)
Recoveries of other receivable doubtful accounts	(100,708	-
Provision for obsolete inventory	24,006	-
Impairment of goodwill	697,766	90,205
Loss on sale of property and equipment	1,028	-
Gain on change in fair value of forward contract	(117,364)	-
Loss on change in fair value of derivative	73,917
Gain on change in fair value of warrant liability	(144,909)	(357,194)
	(18,550)	1,316,348

Changes in operating assets and liabilities:	1,503,335	2,158,343

Net cash used in operating activities	$(1,876,728)	$(530,815)

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

The Company’s common stock is traded on the OTC Market’s OTC QB quotation system under the ticker symbol APHY.

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

The Board of Directors believes it to be in the best interest of the Company to create and designate a class of Preferred Stock called the “Series D Preferred Stock,” consisting of 15,000 shares of stock, par value $0.001 per share, and designate to such class of stock those rights and preferences as described in that certain Certificate of Designation, filed with the State of Nevada and in the Form 14A filed with the Securities and Exchange Commission on October 29, 2013 and is incorporated herein by reference.

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

ASSURED PHARMACY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Going Concern Considerations

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business. As of December 31, 2013, the Company had an accumulated deficit of approximately $48.6 million and, recurring losses from operations. The Company also had negative working capital of approximately $1.7 million and debt with maturities within one year in the amount of approximately $800,000 as of December 31, 2013.

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

Derivative Liability

The derivative relates to the conversion feature into common stock at an initial rate of 2,000 common shares for each share of Series D Preferred stock, subject to adjustment for certain anti-dilution protection and provides exercise price adjustments in the event that any common stock or common stock equivalents are issued at an effective price per share that is less than the exercise price per share (see Note 5 Redeemable Preferred Stock for further details).  Management analyzed the terms of the conversion option and concluded that the conversion feature was derivative since it met the definition of a derivative and did not qualify for any of the exceptions. The Company therefore separately valued the derivative contracts using Level 3 inputs.  The fair value of the derivatives of $312,088 was recorded as a derivative liability on the Consolidated Balance Sheet as of December 31, 2013.   The following table is a summary of the derivative liability activity measured at fair value using Level 3 inputs:

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

The tender offer was submitted to holders of an aggregate of $2,465,784 in debentures.  The tender offer expired on December 31, 2013 with an aggregate total of $965,784 of the original debentures tendered by the tender offer.  As a result, an aggregate total of $965,784 in convertible debentures to eight holders was exchanged for 1,609,641 shares of the Company’s common stock.  In addition, an aggregate total of $245,689 in accrued but unpaid interest was exchanged for 409,482 shares of the Company’s common stock.  In addition, the Company granted an additional aggregate total of 772,625 warrants to the debenture holders that tendered. The  warrants are subject to certain anti-dilution protection clauses which provide exercise price adjustments in the event that any common stock or common stock equivalents are issued at an effective price per share that is less than the exercise price per share.  Accordingly, the fair value of the stock warrants is classified as a warrant liability on the accompanying consolidated balance sheets as of December 31, 2013 (see Note 6 Stock Warrants for further details).

Since the Company is experiencing financial difficulties and the debenture holders have granted a concession, the transaction met the requirement for troubled debt accounting treatment.  The Company recorded the transactions by first allocating the fair value of the warrants to warrant liability (see Note 6 Stock Warrants for further details) with the remaining amount being applied to common stock and accrued interest.  Management then compared the allocated value of the common stock to the fair value of the common stock resulting in a gain on extinguishment of debt of $747,591 or $0.12 per common share.

Convertible Debenture Exchange

In November 2013, Joseph McDevitt, a related party investor and holder of a $500,000 convertible debenture due in July 2013 exchanged a $500,000 debenture and $205,245 in accrued interest for a total of 1,175,408 common shares at a conversion rate of $0.60 per share.  As consideration for the conversion, the Company issued 833,334 three year warrants to purchase common shares at an exercise price of $0.60 for the first twelve months following the closing date and $0.75 thereafter for the remainder of the new warrant term.

Since the Company is experiencing financial difficulties and the debenture holder has granted a concession, the transaction met the requirement for troubled debt accounting treatment.  Management compared the value of the common stock and accrued interest to the fair value of the common stock resulting in a gain on extinguishment of debt of $526,676 or $0.09 per common share.

TPG, L.L.C. Amendment

In December 2013, the parties entered into a Fourth Amendment to the Share Agreement between Assured Pharmacy, Inc. (“Buyer”) and TPG, LLC (‘Seller”). The maturity date of the note was extended from July 2013 to September 1, 2015.  We issued 200,000 shares of the Company’s common stock and agreed to pay the remaining outstanding balance of $60,000 together with accrued interest at the rate of prime plus 2% per annum commencing from December 19, 2013 , is as follows:

(a)  Six (6) consecutive monthly installments of $2,000 on or before the 1st of each month commencing in December 2013 through May 2014.

(b)  Sixteen (16) consecutive monthly installments  of $3,000 on or  before the 1st of each month commencing in June 2014 through September 2015.

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

AQR & CNH

In August 2011, the Company issued an aggregate total of $300,000 in senior convertible debentures to AQR Opportunistic Premium Offshore Fund, LP. (“AQR”) and CNH Diversified Opportunities Master Account, LP ("CNH").  Due to our current financial condition, we did not make the periodic redemption payments of $75,000 due on June 1, 2012 and September 1, 2012 and the final payment due of $150,000 on or before December 1, 2012 to two convertible debenture holders that did not extend.  Upon default, amounts owed become immediately payable to the debenture holder upon issuance of a notice of default.  The debenture holders have issued a notice of default relating to our failure to make the periodic redemption payments on June 1, 2012 or September 1, 2012 or the final payment of $150,000 due on December 1, 2012 under the debenture agreement.  in August 2013, the two holders filed a lawsuit against the Company for payment of past due amounts (See Note 8 Legal Matters for furter details).  In November 2013, the issuance of Series D preferred stock with an effective conversion price of $0.50 per share qualified as a dilutive issuance per the terms of the convertible debenture.  No waivers were obtained from the two debenture holders that were holding an aggregate total of $300,000 debentures.  The anti-dilution adjustment reduced the conversion  price from $0.90 to $0.50 per share.  The amounts due on the debentures are classified as current at December 31, 2013 and 2012.

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

ASSURED PHARMACY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The agreement has been subsequently extended. In November 2012, the Modification Agreement to the Revolving Line of Credit Agreement dated March 10, 2009, in which the credit limit was modified and increased from $300,000 to $500,000.  The latest extension occurred in December 23, 2013, pursuant to a Modification and Extension Agreement to the Revolving Line of Credit Agreement dated March 10, 2009, in which the term of the loan was modified and the maturity date of the loan was extended to  August 30, 2016 by mutual consent.  All additional terms of the loan remain unchanged and the Company was not in violation of any provisions of the loan agreement.

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

In addition, Pinewood may, but is not obligated to, nominate one (1) Director to add to the Company’s existing Board currently comprised of four (4) people (for a total of five (5) directors).  The Company is further restricted, precluded, and prohibited from increasing the number of directors beyond 4 (or 5 should Pinewood elect to nominate a director) without the consent of Pinewood.  This gives Pinewood the ability without restriction or notice to install a board member at any time, subject to applicable law, at Pinewood's sole discretion.

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

As part of the private placements, the investors received warrants to purchase an aggregate of 4,280,000 shares of the Company’s common stock.  The warrants are exercisable for a period of five years from the date of issuance at an initial exercise price of $0.50, subject to adjustment.  The investor may exercise the warrant on a cashless basis if the shares of common stock underlying the warrant are not then registered pursuant to an effective registration statement.  The outstanding warrants are subject to certain anti-dilution protection clauses which provide exercise price adjustments in the event that any common stock or common stock equivalents are issued at an effective price per share that is less than the exercise price per share.  Accordingly, the stock warrants are classified as a warrant liability on the accompanying consolidated balance sheet as of December 31, 2013.

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

ASSURED PHARMACY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Failure to immediately redeem the Series D preferred shares will, at the Initial Investor’s election, result in the Company immediately issuing to the Initial Investor an additional (i) 2,400 shares of Series D preferred stock and (ii) for each share of Series D Preferred Stock issued above, one Series A Warrant and one Series B Warrant, and the exercise price of all warrants then held by the Initial Investor (including the Warrants and any previously issued warrants of the Company then held by Investor) shall be reduced to $0.10 (ten cents) (which number shall be subject to adjustment for issuances of circumstances following the Closing that would otherwise result in an adjustment to the exercise price of any such warrant).

The mandatory redemption feature is not freestanding from the Series D preferred stock and will not be separately classified from the preferred security.  Since the mandatory redemption is conditioned upon the Company’s stock price and volume which are note solely within the control of the issuer and the price and date are fixed, the Series D Preferred are classified as temporary equity on the consolidated balance sheets as of December 31, 2013.  Management analyzed the terms of the mandatory redemption feature and evaluated whether it was probable that the instruments will become redeemable and concluded that it was probable that the instruments will become redeemable.  Management elected to recognize changes in the redemption value immediately as they occur and adjusted the redemption value as if it were also the redemption date for the instrument.  As a result, management increased the carrying value of the preferred instrument by $2,192,588 for the redemption feature on preferred stock in the year ended December 31, 2013.  The redemption feature on preferred stock is a deemed dividend distribution for accounting purposes.

The Series D Preferred stock includes a conversion feature in which each share of Series D Preferred Stock is initially convertible into 2,000 shares of the Company’s common stock. Management analyzed the terms of the conversion option and concluded that the conversion feature was derivative since it met the definition of a derivative and did not qualify for any of the exceptions. The initial aggregate fair value of the derivatives was determined to be $238,171 which was recorded as a derivative liability on the Consolidated Balance Sheet as of December 31, 2013 (See Derivative Liability Note 2 for further details).

The Company allocated the proceeds of these preferred issuances, by first allocating the proceeds to warrant liability and derivative liability based on fair value and then allocated the remaining residual proceeds, net of closing costs to the preferred stock security.

As of December 31, 2013, an aggregate total of 1,070 Series D Shares had been issued for a total purchase price of $1,070,000, which is convertible into 2,140,000 shares of common stock.

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

Series C

In May 2010, we filed a Certificate of Designation to designate 813 shares of the Company’s preferred stock in Series C Preferred. The rights of the Series C Preferred are identical to Series A Preferred.  A consent and waiver was obtained from the majority of the Series A Preferred holders and the majority of the Series B Preferred holders as required in the certificate of designation. Subsequently, the Company issued 813 shares of the Company’s Series C Preferred at a price of $1,000 per share to an existing vendor in exchange for extinguishment of $300,000 in vendor’s secured payable and additional consideration in the form of a modification in vendor terms that are favorable to the Company and additional debt financing at terms that are significantly below market for the Company.

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

ASSURED PHARMACY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Common Stock

In January 2010, the Company increased the number of authorized shares of its common stock to 16,666,667 in order to meet the reserve requirements of the convertible and other dilutive securities issued, as well as additional capacity for future equity transactions.

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

On October 25, 2013, a lawsuit was filed by Westlake Gresham North, LLC in the Circuit Court of the State of Oregon.  The lawsuit arises from allegations that Assured Pharmacy Gresham, Inc. and Assured Pharmacy, Inc. are in breach of contract of its lease agreement and is claiming $123,234 in damages.  In December 2013, the parties entered into a Release and Settlement Agreement which included a Stipulated General Judgment with Money Award in the amount of $99,174.  As part of the settlement, the Company is required to make monthly rent payments of $3,065 beginning with December 2013 rent and continuing until the lease expires or another tenant leases that space.  The Company is also required to make a lump sum payment of $21,239 for past due rent by April 1, 2014.

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

Summary Compensation Table
As of December 31, 2013

Name and Principal Position	Year	Salary ($)	Deferred Salary ($)	Bonus ($)	Stock Awards ($) (1)	Option Awards ($) (1)	All Other Compensation ($)(2)	Total ($)

Robert DelVecchio Chief Executive Officer	2013 2012	201,923 247,115	48,077 -	- -	- -	- 72,796	3,080 3,080	253,080 322,991

Mike Schneidereit Chief Operating Officer	2013 2012	191,539 175,000	33,461 32,258	- -	- -	- 72,796	- -	225,000 280,054

Brett Cormier Chief Financial Officer	2013 2012	186,539 175,000	38,461 32,258	- -	- -	- 72,796	3,080 3,080	228,080 283,134

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

(2)	The amounts in the table reflect health insurance premiums paid by the Company.

Table of Contents

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

Table of Contents

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 11, 2014.

Assured Pharmacy, Inc., a Nevada corporation

By:	/s/ Robert DelVecchio
Name:	Robert DelVecchio
Title:	Chief Executive Officer and Director

Power of Attorney

Pursuant to the requirements of the Securities Exchange Act of 1934, this registration statement was signed by the following persons in the capacities and on the date stated:

Signature and Title	Date

/s/ Robert DelVecchio	April 11, 2014
Robert DelVecchio, President, Chief Executive Officer (Principal Executive Officer) and Director

*	April 11, 2014
Mike Schneidereit, Chief Operating Officer

/s/ Brett Cormier	April 11, 2014
Brett Cormier, Chief Financial Officer (Principal Financial Officer) and Principal Accounting Officer

*	April 10, 2014
Thomas Bilodeau III, Director

*	April 11, 2014
Craig Eagle, Director

*	April 11, 2014
Darshan Sheth, Director

* By /s/ Robert DelVecchio	April 11, 2014
Attorney-in-fact

ASSURED PHARMACY, INC.

EXHIBIT INDEX
TO
2013 ANNUAL REPORT ON FORM 10-K/A

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
10.4
Fourth  Amendment to Purchase Agreement for Ownership Interests in Assured Pharmacies, Inc., a Louisiana corporation, dated as of December, by and between TPG LLC and Assured Pharmacy, Inc. dated December 19, 2013 (6)

10.5	Amendment to Revolving Line of Credit Agreement dated December 23, 2013 by and between Brockington Securities, Inc. and Assured Pharmacy, Inc. (6)
10.6	Letter Agreement – Debenture Modification with Joseph McDevitt*dated August 22, 2013 (6)
10.7	Amended and Restated Convertible Debenture with Hillair Capital Investments, Inc. dated February 6, 2014 (6)
10.8	Forbearance Agreement with HD Smith Wholesale Drug Co. dated March 26, 2014 (6)
10.9	Form of 10% Promissory Note with Pinewood Trading Fund, LP – 2014 (6)
10.10	Promissory Note with Pinewood Trading Fund, LP dated January 28, 2014 (6)
10.11	Promissory Note Agreement dated February 1, 2013 by and between Assured Pharmacy, Inc. and H.D. Smith Wholesale Drug Co. (5)
10.12	Form of Subscription Agreement for common stock (5)
10.13	Form of Securities Purchase Agreement for common stock (5)
10.14	Form of Common Stock Purchase Warrant (5)
10.15	Form of Registration Rights Agreement (5)

21.1	Subsidiaries of Assured Pharmacy, Inc. (5)
24.1	Power of Attorney (4)
31.1	Sarbanes-Oxley Act Section 302 Certification of Robert J. DelVecchio (6)
31.2	Sarbanes-Oxley Act Section 302 Certification of Brett P. Cormier (6)
32.2	Sarbanes-Oxley Act Section 906 Certification of Robert J. DelVecchio and Brett P. Cormier (6)

101.INS †	XBRL Instance Document **
101.SCH †	XBRL Taxonomy Extension Schema Document **
101.CAL †	XBRL Taxonomy Extension Calculation Linkbase Document **
101.DEF †	XBRL Taxonomy Extension Definition Linkbase Document **
101.LAB †	XBRL Extension Labels Linkbase Document **
101.PRE †	XBRL Taxonomy Extension Presentation Linkbase Document **

(1)	Previously filed as Exhibit to the Company’s Proxy Statement on Form DEF 14A filed on October 29, 2013.

(2)	Previously filed as Exhibit to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2013 and incorporated by reference herein

(3)	Previously filed as Exhibit to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2013 and incorporated by reference herein

(4)	Previously filed as Exhibit to the Company’s Registration Statement on Form S-1 filed on May 11, 2012 and incorporated by reference herein.

(5)	Previously filed as Exhibit to the Company’s Annual Report on Form 10-K filed on April 1, 2013 and incorporated by reference herein.

(6)	Previously filed as Exhibit to the Company’s Annual Report on Form 10-K filed on March 31, 2014 and incorporated by reference herein.

**       Filed herewith

†         In accordance with SEC rules, this interactive data file is deemed “furnished” and not “filed” or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 and Section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under those sections or acts.