Form 10-K/A
period 2013-12-31
ASSURED PHARMACY, INC.
filed 2014-04-25
CIK 1100592

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 2)

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

Explanatory Note

The purpose of this Amendment No. 2 to the Annual Report on Form 10-K for the year ended December 31, 2013 for Assured Pharmacy, Inc. (the “Form 10-K”), as filed with the Securities and Exchange Commission on March 31, 2014, and subsequently amended on Form 10-K/A, Amendment No. 1 on April 14, 2014 (the “Amendment No. 1”), is to include the entire Form 10-K, as Amendment No. 1 did not contain the entire Annual Report.

No other changes have been made to the Form 10-K. This Amendment No. 2 continues to speak as of the filing date of the Amendment No. 1 and does not reflect any changes that may have occurred subsequent to the original filing date, and does not modify or update in any way the disclosures made in the original Form 10-K or the Amendment No. 1.

Form 10-k
Assured Pharmacy, Inc.
December 31, 2013

		Page(s)

Part I.

Item 1.	BUSINESS	4 - 13
Item 1A.	RISK FACTORS	14 - 26
Item 1B.	UNRESOLVED STAFF COMMENTS	26
Item 2.	PROPERTIES	26
Item 3.	LEGAL PROCEEDINGS	26 - 27
Item 4.	MINE SAFETY DISCLOSURES	27
	EXECUTIVE OFFICERS OF THE REGISTRANT	27 - 28

Part II.

Item 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS ISSUER PURCHASES OF EQUITY SECURITIES	28 - 31
Item 6.	SELECTED FINANCIAL DATA	31
Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION	31 - 41
Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK	41
Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	42
Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES	43
Item 9A.	CONTROLS AND PROCEDURES	43
Item 9B.	OTHER INFORMATION	43

Part III.

Item 10.	DIRECTORS,EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE	44 - 46
Item 11.	EXECUTIVE COMPENSATION	46 - 49
Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS	50 - 53
Item 13.	CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE	54 - 56
Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES	56

Part IV.

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES	57 - 58
EX-10.4	(FOURTH AMENDMENT TO PURCHASE AGREEMENT)	57
EX-10.5	(AMENDMENT TO REVOLVING LINE OF CREDIT)	57
EX-10.6	(LETTER AGREEMENT- DEBENTURE )	57
EX-10.7	(AMENDED AND RESTATED CONVERTIBLE DEBENTURE)	57
EX-10.8	(FORBEARANCE AGREEMENT)	57
EX-10.9	(FORM OF 12% PROMISSORY NOTE)	57
EX-10.10	(PROMISSORY NOTE – PINEWOOD)	57
EX-21.1	(SUBSIDIARIES OF THE REGISTRANT)	58
EX-31.1	(CERTIFICATION OF CHIEF EXECUTIVE OFFICER)	58
EX-31.2	(CERTIFICATION OF CHIEF FINANCIAL OFFICER)	58
EX-32.1	(CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER)	58

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 25, 2014.

Assured Pharmacy, Inc., a Nevada corporation

By:	/s/ Robert DelVecchio
Name:	Robert DelVecchio
Title:	Chief Executive Officer and Director

Power of Attorney

Pursuant to the requirements of the Securities Exchange Act of 1934, this registration statement was signed by the following persons in the capacities and on the date stated:

Signature and Title	Date

/s/ Robert DelVecchio	April 25, 2014
Robert DelVecchio, President, Chief Executive Officer (Principal Executive Officer) and Director

*	April 25, 2014
Mike Schneidereit, Chief Operating Officer

/s/ Brett Cormier	April 25, 2014
Brett Cormier, Chief Financial Officer (Principal Financial Officer) and Principal Accounting Officer

*	April 25, 2014
Thomas Bilodeau III, Director

*	April 25, 2014
Craig Eagle, Director

*	April 25, 2014
Darshan Sheth, Director

* By /s/ Robert DelVecchio	April 25, 2014
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

10.5	Amendment to Revolving Line of Credit Agreement dated December 23, 2013 by and between Brockington Securities, Inc. and Assured Pharmacy, Inc. (6)
10.6	Letter Agreement – Debenture Modification with Joseph McDevitt*dated August 22, 2013 (6)
10.7	Amended and Restated Convertible Debenture with Hillair Capital Investments, Inc. dated February 6, 2014 (6)
10.8	Forbearance Agreement with HD Smith Wholesale Drug Co. dated March 26, 2014 (6)
10.9	Form of 10% Promissory Note with Pinewood Trading Fund, LP – 2014 (6)
10.10	Promissory Note with Pinewood Trading Fund, LP dated January 28, 2014 (6)
10.11	Promissory Note Agreement dated February 1, 2013 by and between Assured Pharmacy, Inc. and H.D. Smith Wholesale Drug Co. (5)
10.12	Form of Subscription Agreement for common stock (5)
10.13	Form of Securities Purchase Agreement for common stock (5)
10.14	Form of Common Stock Purchase Warrant (5)
10.15	Form of Registration Rights Agreement (5)

21.1	Subsidiaries of Assured Pharmacy, Inc. (5)
24.1	Power of Attorney (4)
31.1	Sarbanes-Oxley Act Section 302 Certification of Robert J. DelVecchio **
31.2	Sarbanes-Oxley Act Section 302 Certification of Brett P. Cormier **
32.2	Sarbanes-Oxley Act Section 906 Certification of Robert J. DelVecchio and Brett P. Cormier **

101.INS †	XBRL Instance Document (6)
101.SCH †	XBRL Taxonomy Extension Schema Document (6)
101.CAL †	XBRL Taxonomy Extension Calculation Linkbase Document (6)
101.DEF †	XBRL Taxonomy Extension Definition Linkbase Document (6)
101.LAB †	XBRL Extension Labels Linkbase Document (6)
101.PRE †	XBRL Taxonomy Extension Presentation Linkbase Document (6)

(1)	Previously filed as Exhibit to the Company’s Proxy Statement on Form DEF 14A filed on October 29, 2013.

(2)	Previously filed as Exhibit to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2013 and incorporated by reference herein

(3)	Previously filed as Exhibit to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2013 and incorporated by reference herein

(4)	Previously filed as Exhibit to the Company’s Registration Statement on Form S-1 filed on May 11, 2012 and incorporated by reference herein.

(5)	Previously filed as Exhibit to the Company’s Annual Report on Form 10-K filed on April 1, 2013 and incorporated by reference herein.

(6)	Previously filed as Exhibit to the Company’s Annual Report on Form 10-K/A Amendment No. 1 filed on April 15, 2014 and incorporated by reference herein.

**       Filed herewith

†          In accordance with SEC rules, this interactive data file is deemed “furnished” and not “filed” or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 and Section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under those sections or acts.