Form 10-Q
period 2014-03-31
ASSURED PHARMACY, INC.
filed 2014-05-15
CIK 1100592

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  March 31, 2014.
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

     Non-accelerated filer    ☐ (Do not check if a smaller reporting company)                                Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at May 9, 2014

Common Stock, $0.001 par value	10,476,387

Form 10-Q
Assured Pharmacy, Inc.
March 31, 2014

Part I – Financial Information

Item 1 - Financial Statements.

ASSURED PHARMACY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2014	2013
	(Unaudited)

ASSETS

Current Assets
Cash	$257,415	$2,856
Accounts receivable, net	143,527	323,965
Inventories	222,061	273,195
Prepaid and other current assets	344,039	226,217
Assets of discontinued operations, net	7,767	4,048
Total current assets	974,809	830,281

Property and equipment, net	81,205	78,094
Assets of discontinued operations, net	137,470	140,563

TOTAL ASSETS	$1,193,484	$1,048,938

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable and accrued expenses	1,546,549	1,642,518
Liabilities of discontinued operations	122,387	150,652
Unsecured convertible debentures, net of discount	382,155	357,528
Notes payable to related parties	240,000	-
Notes payable	3,864,519	3,830,637
Total current liabilities	6,155,610	5,981,355

Notes payable, net of current portion	17,474	25,882
Notes payable to related parties, net of current portion	677,000	477,000
Unsecured convertible debentures, net of current portion and discount	1,110,472	1,142,472
Derivative liability	250,046	312,088
Warrant liability	879,459	1,060,353
TOTAL LIABILITIES	9,090,061	8,999,130

Commitments and Contingencies (see Note 9)

Series D redeemable convertible preferred stock; par value $0.001 per share; 15,000 shares authorized, 1,926 and 1,070 issued and outstanding, respectively	3,177,526	2,515,469

Assured Pharmacy, Inc.'s Stockholders' Deficit
Preferred stock; par value $0.001 per share; 5,000,000 shares authorized, 2,830 shares designated to Series A convertible, 7,745 shares designated to Series B convertible, 813 shares designated to Series C convertible

Series A convertible preferred stock; par value $0.001 per share; 2,830
shares authorized, 1,466 and 1,466 issued and outstanding, respectively	1	1

Series C convertible preferred stock; par value $0.001 per share; 813
shares authorized, 813 and 813 issued and outstanding, respectively	1	1

Series B convertible preferred stock; par value $0.001 per share; 7,745
shares authorized, 5,124 and 5,124 issued and outstanding, respectively	5	5

Common stock; par value $0.001 per share; 100,000,000 shares authorized,
11,503,294 and 10,255,693 issued and outstanding, respectively	11,503	10,256

Additional paid-in capital, net	38,319,672	38,142,048

Accumulated deficit	(49,405,285)	(48,617,972)

Stockholders' deficit	(11,074,103)	(10,465,661)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,193,484	$1,048,938

See accompanying notes to these condensed consolidated financial statements.

ASSURED PHARMACY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013
(UNAUDITED)

	Three Months Ended March 31,
	2014	2013

Sales	$1,620,192	$1,692,545

Cost of sales	1,283,814	1,317,923

Gross profit	336,378	374,622

Operating expenses
Salaries and related expenses	440,279	513,689
Selling, general and administrative	446,619	531,390
Total operating expenses	886,898	1,045,079

Loss from continuing operations	(550,520)	(670,457)

Other expenses
Interest expense, net	159,217	279,386
Gain on extinguishment of debt	(213,433)	-
Loss on change in fair value of forward contract liability	-	62,214
Gain on change in fair market value of derivative	(62,042)	-
(Gain) or loss on change in fair value of warrant liability	(324,306)	108,964
Total other (income) and expenses	(440,564)	450,564

Loss from continuing operations before income tax	(109,956)	(1,121,021)
Income tax expense	5,355	4,198

Loss from continuing operations, net of tax.	(115,311)	(1,125,219)

Discontinued operations:
Loss from operations of discontinued pharmacies, net of tax benefit	(9,945)	(7,795)
Net loss	$(125,256)	$(1,133,014)

Milestone feature on preferred stock	(662,057)	-

Net loss applicable to common stock	$(787,313)	$(1,133,014)

Basic and diluted loss per common share
Net loss to common stockholders from continuing operations	$(0.07)	$(0.23)
Loss from discontinued operations, net of tax expense (benefit)	$(0.00)	$(0.00)
Net loss per common share - basic and diluted	$(0.07)	$(0.23)

Basic and diluted weighted average number of common shares outstanding	11,325,668	4,901,040

See accompanying notes to these condensed consolidated financial statements.

ASSURED PHARMACY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
FOR THE THREE MONTHS ENDED MARCH 31, 2014
(Unaudited)

	ASSURED PHARMACY, Inc. Stockholders
	Common Stock		Series A Preferred Stock		Series C Preferred Stock		Series B Preferred Stock		Additional Paid In	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance December 31, 2013	10,255,693	$10,256	1,466	$1	813	$1	5,124	$5	$38,142,048	$(48,617,972)	$(10,465,661)

Issuance of common stock in lieu of interest on refinancing	420,694	420							62,684		63,104

Issuance of common stock for make-whole adjustment on private placement	826,907	827							114,940		115,767

Milestone adjustment for preferred stock										(662,057)	(662,057)

Net Loss										(125,256)	(125,256)

Balance March 31, 2014 (unaudited)	11,503,294	$11,503	1,466	$1	813	$1	5,124	$5	$38,319,672	$(49,405,285)	$(11,074,103)

See accompanying notes to these condensed consolidated financial statements.

ASSURED PHARMACY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013
(Unaudited)

	THREE MONTHS ENDED MARCH 31,
	2014	2013

CASH FLOWS USED IN OPERATING ACTIVITIES:

Net loss	$(125,256)	$(1,133,014)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property and equipment	6,224	7,815
Amortization of debt issuance costs	1,007	9,767
Amortization of discount on debt	10,159	87,391
Stock based compensation	66,625	203,780
Issuance of common stock in lieu of debenture interest	-	45,467
Gain on extinguishment of debentures and notes	(213,433)	-
Provision (recoveries) for accounts receivable doubtful accounts	4,967	(2,721)
Recoveries for other receivables doubtful accounts	(6,539)	(30,479)
Loss on change in fair value of forward contract liability	-	62,214
Gain on change in fair market value of derivative	(62,042)	-
(Gain) or loss on change in fair value of warrant liability	(324,306)	108,964

Changes in operating assets and liabilities:
Accounts receivable	175,471	(106,693)
Inventories	51,134	3,294
Prepaid expenses and other current assets	(39,174)	(3,783)
Other receivables	9,632	42,002
Accounts payable and accrued liabilities	243,951	116,352

Net cash used in operating activities	(201,580)	(589,644)

CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchases of property and equipment	(9,335)	(37,334)
Net cash used in investing activities	(9,335)	(37,334)

CASH FLOWS FROM FINANCING ACTIVITIES:

Repayment of notes payable	(4,526)	(17,535)
Proceeds from issuance of common stock	-	600,000
Payment of issuance cost for common stock	-	(31,000)
Proceeds from issuance of Series A preferred stock	-	60,000
Proceeds from note payable, related party	440,000	-
Proceeds from advances on revolving note	80,000	-
Repayment of advances on revolving note	(50,000)	-
Proceeds from advances on shareholder revolving note	-	53,000
Repayment of advances on shareholder revolving note	-	(47,000)
Net cash provided by financing activities	465,474	617,465

Net increase (decrease) in cash	254,559	(9,513)

Cash at beginning of period	2,856	21,298

Cash at end of period	$257,415	$11,785

See accompanying notes to these condensed consolidated financial statements.

ASSURED PHARMACY, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.     BASIS OF PRESENTATION AND PLAN OF OPERATIONS

The unaudited condensed interim consolidated financial statements as of and for the three months ended  March 31, 2014 and 2013 have been prepared by Assured Pharmacy, Inc. (the “Company”) in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial reporting.  These consolidated statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary for a fair statement for the periods presented.  The year-end consolidated data was derived from audited financial statements but does not include all disclosures required by GAAP.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. The results of operations for the three months ended March 31, 2014 are not necessarily indicative of the results to be expected for the full fiscal year.

These unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company and notes thereto included in the audited annual financial statements for the year ended December 31, 2013 filed as part of the Company’s Annual Report on Form 10-K/A on April 25, 2014.

Going Concern Considerations

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business. As of March 31, 2014, the Company had an accumulated deficit of approximately $49.4 million and, recurring losses from operations. The Company also had negative working capital of approximately $5.2 million and debt with maturities within one year in the amount of approximately $4.5 million as of March 31, 2014.

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

In response to these financial issues, management has taken the following actions:

●	The Company is seeking to renegotiate existing debt.

●	The Company is seeking investment capital.

●	The Company is aggressively targeting new physicians.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. Significant estimates and assumptions involved include the collectability of accounts receivable, accounting for stock based compensation and other stock based payments, convertible debt issuances, the valuation of the deferred tax asset, inventory, warrant liability and long-lived assets valuation.  Actual results could materially differ from these estimates.

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

Discontinued Operations

Discontinued operations include our Gresham and Riverside pharmacies that were closed in August 2013 due to our Company’s financial condition. Management considered several factors in determining which two pharmacies to close, including historical financial performance, regulatory costs, current sales prospects, geographic and physical location and strength of existing physician relationships.  After consideration of these factors, management closed our Gresham and Riverside pharmacies.  These closures met the discontinued operations criteria, and according is included in discontinued operations for all periods presented.

Accounts Receivable and Allowances

The Company's accounts receivable consist of amounts due from third party medical insurance carriers, pharmacy benefit management companies, patients and credit card processors. Management periodically reviews the accounts receivable to assess collectability and estimate potential doubtful accounts.  Accounts receivable are written-off after collection efforts have been completed in accordance with the Company’s policies.  The doubtful accounts allowance reduces the carrying value of the account receivable.

In March 2014, the Company entered into a $600,000 Non-Disclosable Revolving Line of Credit Loan with Third Coast Bank SSB due on March 25, 2015.  The loan is not subject to an interest rate, but is subject to service charges based on the amount of funds advanced.  The credit facility allows for the sale of receivables at collectible value less a 10% reserve to be maintained based on the outstanding balance of receivables sold. The loan is secured by the Company’s accounts receivable and is guaranteed by Pinewood Trading Fund, LP., a related party.  The Company recorded the sale of the accounts receivable by reducing the accounts receivable for the accounts receivable sold with recourse, net of the 10% reserve required.

The Company’s accounts receivables are detailed as follows:

	March 31, 2014	December 31, 2013

Accounts receivable

Third party medical insurance and other	$412,373	$324,095

Allowance for doubtful accounts	(7,771)	(130)

Accounts receivable sold with recourse, net of reserve	(261,075)	-

Total accounts receivable, net	$143,527	$323,965

The provision for bad debts for the three months ended March 31, 2014 was $8,304 and recoveries of bad debts for the three months ended March 31, 2013 was $11,722.

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

For the three months ended March 31, 2014 and 2013, the Company recognized $66,625 and $203,780, respectively, in compensation expense which is included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations.

Reclassification

Certain prior year amounts have been reclassified to conform to the 2014 financial statement presentation.  The reclassifications did not affect net loss attributable to the Company, cash flows, assets, liabilities or equity for the years presented.

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

Recent Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exist , which is included in ASC Topic 740 (Income Taxes).  ASU 2013-11 requires an entity to net its liability for unrecognized tax positions against a net operating loss carryforward, a similar tax loss or a tax credit carryforward when settlement in this manner is available under the tax law.  The provisions of this new guidance are effective for reporting periods beginning after December 15, 2013.  The guidance is not expected to have a material impact on our statement of operations, financial position, or cash flows.

3.     FAIR VALUES OF FINANCIAL INSTRUMENTS

The Company measures certain financial liabilities (warrant liability, forward contract liability and derivative liabilities) at fair value on a recurring basis. The Company follows a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets and liabilities (Level 1) and the lowest priority to measurements involving significant unobservable inputs (Level 3). The three levels of the fair value hierarchy are as follows:

Level 1     Measurements are quoted prices (unadjusted) in active markets for identical assets or liabilities that the company has the ability to access at the measurement date.

Level 2     Measurements are inputs other than quoted prices included in Level 1 that are observable either directly or indirectly.

Level 3     Measurements are unobservable inputs.

Management believes that the carrying amounts of the Company's financial instruments, consisting primarily of cash, accounts receivable, accounts payable and accrued expenses approximated their fair values at March  31, 2014 and December 31, 2013, due to their short-term nature.

Management also believes that the March 31, 2014 and December 31, 2013 interest rates associated with the notes payable approximates the market interest rates for these types of debt instruments and as such, the carrying amount of the notes payable approximates their fair value.

Common Stock Warrant Liability

The Company accounts for its common stock warrants under ASC 480, “Distinguishing Liabilities from Equity,” which requires any financial instrument, other than an outstanding share, that, at inception, embodies an obligation to repurchase the issuer’s equity shares, or is indexed to such an obligation, and it requires or may require the issuer to settle the obligation by transferring assets, would qualify for classification as a liability. The guidance required the Company’s outstanding warrants from private placements to be classified as liabilities and to be fair valued at each reporting period, with the changes in fair value recognized as a change in fair value of warranty liability in the Company’s consolidated statements of operations. Specifically, the warrants issued in connection with private placements grant the warrant holder certain anti-dilution protection which provide exercise price adjustments in the event that any common stock or common stock equivalents are issued at an effective price per share that is less than the exercise price per share.  Upon exercise or expiration of the warrant, the fair value of the warrant at that time will be reclassified to equity from a liability.  The following table is a summary of the warrant liability activity measured at fair value using Level 3 inputs:

Warrant Liability

Balance at December 31, 2013	$1,060,353

Granted	167,532
Cancelled, forfeited or expired	(24,120)
Change in fair value of common stock warrants	(324,306)

Balance at March 31, 2014 (unaudited)	$879,459

Forward contracts

As part of our 2013 private placement of common stock, the Company also agreed that the 38,462 shares of common stock included in the units is subject to increase and the $0.65 per share value is subject to decrease, in each case based on the level of the Company’s consolidated net revenues that are derived during our 2013 fiscal year (the “Make-Whole Adjustments”) (see Note 6 Common Stock for further details).  The Company separately valued the forward contracts using Level 3 inputs.  The fair value of the forward contracts of $115,767 was recorded as a liability and is included in accounts payable and accrued expenses on the Consolidated Balance Sheet as of December 31, 2013.   The following table is a summary of the forward contract liability activity measured at fair value using Level 3 inputs:

Forward Contract Liability

Balance at December 31, 2013	$115,767

Granted	-
Cancelled, forfeited or expired	(115,767)
Change in fair value	-

Balance at March 31, 2014 (unaudited)	$-

Derivative Liability

The derivative relates to the conversion feature into common stock at an initial rate of 2,000 common shares for each share of Series D Preferred stock, subject to adjustment for certain anti-dilution protection and provides exercise price adjustments in the event that any common stock or common stock equivalents are issued at an effective price per share that is less than the exercise price per share (see Note 5 Redeemable Convertible Preferred Stock for further details).  Management analyzed the terms of the conversion option and concluded that the conversion feature was derivative since it met the definition of a derivative and did not qualify for any of the exceptions. The Company therefore separately valued the derivative contracts using Level 3 inputs.  The fair value of the derivatives was recorded as a derivative liability on the Consolidated Balance Sheet as of March 31, 2014 and December 31, 2013.   The following table is a summary of the derivative liability activity measured at fair value using Level 3 inputs:

Derivative Liability

Balance at December 31, 2013	$312,088

Granted	-
Cancelled, forfeited or expired
Change in fair value	(62,042)

Balance at March 31, 2014 (unaudited)	$250,046

4.      NOTES PAYABLE AND UNSECURED CONVERTIBLE DEBENTURES

The table below summarizes the Company’s notes payable and unsecured convertible debentures as of March 31, 2014:

	Related Party	Unrelated	Total

Secured debt	$-	$3,804,111	$3,804,111
Revolving credit facilities	477,000	30,000	507,000
Other notes and debt	440,000	47,882	487,882
Total notes payable	$917,000	$3,881,993	$4,798,993

Unsecured convertible
debentures, net of discount	$-	$1,492,627	$1,492,627

Total debt	$917,000	$5,374,620	$6,291,620

Unsecured Convertible Debentures

The Company completed various sales through private placements of senior convertible debentures to accredited investors.  The debentures were convertible into shares of the Company’s common stock at an initial conversion price of $1.26 per share on an as converted basis, subject to adjustment.  A consent and waiver was obtained from the majority of the Series A and C Preferred holders and a waiver was obtained from a majority of the Series B Preferred holders as required in the certificate of designation.  From September 2012 through February 2013, all of the investors in 2011 private placements consented to a partial anti-dilution adjustment in conversion price per share to $0.90 per share in the event of the minimum offering being achieved in a private placement of common stock and warrants.  In February 2013, the minimum offering was achieved resulting in an adjusted conversion price of $0.90 per share for a total of 2,072,654 common shares on an as converted basis, subject to adjustment for stock dividends, stock splits and related distributions

As part of the private placements, the investors received warrants to purchase shares of the Company’s common stock.  The warrants were initially exercisable for a period of three years from the date of issuance at an initial exercise price of $1.512, subject to adjustment (see Note 6 Stock Warrants for further details). The investor may exercise the warrant on a cashless basis if the shares of common stock underlying the warrant are not then registered pursuant to an effective registration statement.  The outstanding warrants are subject to certain anti-dilution protection clauses which provide exercise price adjustments in the event that any common stock or common stock equivalents are issued at an effective price per share that is less than the exercise price per share.  Accordingly, the fair value of the stock warrants is classified as a warrant liability on the accompanying condensed consolidated balance sheets as of March 31, 2014 and December 31, 2013.

As of March 31, 2014, we had the following unsecured convertible debentures outstanding to the following:

	Amount	Maturity Date	Interest Rate	# of Warrants

HCI	1,150,000	June 30, 2016	10.0%	1,920,007
AQR	200,000	December 1, 2012	20.0%	576,002
CNH	100,000	December 1, 2012	20.0%	288,003
Coventry	200,000	April 1, 2016	16.0%	575,999
Total	$1,650,000			3,360,011
Less debt discount	(157,373)
Debentures, net	$1,492,627

HCI

The Company issued an aggregate total of $1,000,000 in senior convertible debentures to Hillair Capital Investment, Inc. (“HCI”) during the years ended December 31, 2012 and 2011.  As of December 31, 2013, the debentures and related interest were past due.  In February 2014, the Company entered into and Amended and Restated 10% Senior Convertible Debenture due June 30, 2016 with HCI in the amount of $1,150,000. The amendment relates to convertible debentures originally issued on May 16, 2011, August 22, 2011, November 30, 2011 and July 19, 2012 for an aggregate total of $1,000,000 in debentures.  In addition to the extension of the maturity date, the interest rate was reduced from 16.0% to 10.0% per annum, and the conversion price was decreased from $0.90 to $0.75. As part of the agreement, the Company agreed to increase the principal amount of the debenture by $150,000 which represents eighteen months of interest due at the stated rate of 10% per annum.  As a result, all interest accruable and payable between February 7, 2014 and August 8, 2015 is considered paid in full and satisfied.  In addition, the Company issued 420,694 shares of common stock as payment of accrued interest of $252,417 at a rate of $0.60 per share.  Further interest will not begin accruing until August 8, 2015.  As part of the amendment, the exercise price of the related warrants was reduced to $0.90 to $0.75 resulting in the issuance of an additional 320,000 warrants per the warrant agreement terms.

Since the Company is experiencing financial difficulties and the debenture holder has granted a concession, the transaction met the requirement for troubled debt accounting treatment.  Management compared the value of the accrued interest to the fair value of the common stock resulting in a gain on extinguishment of debt of $213,433 or $0.09 per common share.

AQR & CNH

In August 2011, the Company issued an aggregate total of $300,000 in senior convertible debentures to AQR Opportunistic Premium Offshore Fund, LP. (“AQR”) and CNH Diversified Opportunities Master Account, LP ("CNH").  Due to our current financial condition, we did not make the periodic redemption payments of $75,000 due on June 1, 2012 and September 1, 2012 and the final payment due of $150,000 on or before December 1, 2012.  Upon default, amounts owed become immediately payable to the debenture holder upon issuance of a notice of default.  The debenture holders have issued a notice of default relating to our failure to make the periodic redemption payments on June 1, 2012 or September 1, 2012 or the final payment of $150,000 due on December 1, 2012 under the debenture agreement.  In August 2013, the two holders filed a lawsuit against the Company for payment of past due amounts (See Note 9 Legal Matters for further details).  In March 2014, the issuance of warrants to Series D Preferred Stock holders as part of the milestone provision with an effective conversion price of $0.40 per share qualified as a dilutive issuance per the terms of the convertible debenture.  No waivers were obtained from the two debenture holders that were holding an aggregate total of $300,000 debentures.  The anti-dilution adjustment reduced the conversion price from $0.50 to $0.40 per share.  The amounts due on the debentures are classified as current at March 31, 2014 and December 31, 2013.

Coventry

On December 6, 2013, the Company settled a lawsuit with Coventry Enterprises, LLC  (“Coventry”), a holder of $200,000 in convertible debentures issued in 2011.  The terms of the settlement were before any application of any payments, we owe Coventry $280,679, which includes unpaid principal of $200,000, unpaid interest of $53,679 and unreimbursed attorney’s fees and costs of $27,000.  The Company shall pay Coventry $280,679, plus interest at the rate of 16.0% per annum on the following schedule:

a)	$50,000 payable on or before December 6, 2013; and
b)	$10,000 payable on or before the first day of each month starting January 1, 2014 and continuing thereafter until the obligation is paid.

Based on the payment terms above, the obligation will be paid in full on Apri1 1, 2016. In March 2014, the issuance of warrants to Series D Preferred Stock holders as part of the milestone provision with an effective conversion price of $0.40 per share qualified as a dilutive issuance per the terms of the convertible.  No waivers were obtained from Coventry debenture holders that were holding an aggregate total of $200,000 debentures.  The anti-dilution adjustment reduced the conversion price on the debenture from $0.50 to $0.40 per share.

Interest expense related to the unsecured convertible debentures for the three months ended March 31, 2014 and 2013 was $71,834 and $217,858, respectively.  Interest expense for the three months ended March 31, 2014 and 2013 included $60,667 and $120,700 at the stated rate, $10,159 and $87,391 in amortization of debt discount and $1,007 and $9,777 in amortization of deferred financing cost, respectively.  The effective interest rate on convertible debentures was calculated as 18.0% and 29.4% for the months ending March 31, 2014 and 2013, respectively.

As of March 31, 2014, the outstanding balance on unsecured convertible debentures, net of discounts was $1,492,627 with $382,155 classified as current.  The outstanding debentures are convertible into an aggregate total of 2,783,334 common shares.

Secured Debt

In February 2013, the Company entered into a secured loan agreement with our primary wholesaler. Under the terms of this agreement, the Company received a one (1) year loan of $3,828,527 with an interest rate of 6.25% per annum, with interest payable monthly. Monthly payment requirements were $27,000 per month for four consecutive months, followed by four consecutive monthly payments of $37,000, followed by three consecutive monthly payments of $42,000, with remaining principal and interest due February 1, 2014. The proceeds from the note were simultaneously exchanged for $3,534,793 in outstanding vendor invoices and $293,734 in a secured note payable with the same primary wholesaler. The note is secured by all of the assets of the Company and its subsidiaries through UCC-1 filings.  As part of the agreement, the Company is required to purchase a minimum of $500,000 in monthly purchases each month.  The secured loan was subsequently extended with monthly payment requirements of $42,000, with remaining principal and interest due February 1, 2016.

As of March 31, 2014, the outstanding principal balance on the note was $3,804,111. Due to our current financial condition, we have not made principal and interest payments in the amount of $359,243 as required by the agreement.  In addition, we have not met our minimum monthly purchase requirements of $500,000 per month.  In March 2014, we entered into a Forbearance Agreement with H.D. Smith Wholesale Drug Co. ("H.D. Smith") in which the lender agreed to forbear from accelerating the outstanding balance of the Note and from instituting collection efforts from the date of the agreement through July 1, 2014 provided certain conditions are met, but not limited to Assured:  (1) seeking new financing arrangements to improve its business viability, (2) providing financial statements to H.D. Smith on a monthly basis, (3) communicating with H.D. Smith regarding its business and financial position on a regular basis, and at the request of H.D. Smith, (4) making payments on the note when it is reasonably able to do so, (5) not entering into any agreements with any of their creditors that might impair their ability to perform under the agreement, and (6) ensuring that H.D. Smith is fully informed at all times of all matters relating to the operation of Assured’s businesses, including any planned changes in key personnel or material changes in the manner of operating such businesses.

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

As of March 31, 2014, the outstanding balance on the revolver was $477,000 with remaining availability of $23,000.

Third Coast Bank – Revolver

In December 2013, the Company entered into a revolving Promissory Note with Third Coast Bank SSB, for a credit limit of $30,000 with a term of one year bearing a variable interest rate of prime plus .500 percentage points with an interest rate floor of 5.00% per annum.  The Promissory Note was guaranteed by Pinewood Trading Fund, LP., a related party.

As of March 31, 2014, the outstanding balance on the revolver was $30,000.

Other Notes and Debt

TPG, L.L.C.

On December 15, 2006, the Company entered into a Share Purchase Agreement (the “Share Agreement”) with TPG. LLC pursuant to which the Company purchased 49 shares of common stock of API for 50,000 shares of common stock of the Company and a $460,000 note payable.  The note is payable in $5,000 monthly installments through November 2007 and $15,000 monthly installments with the remaining balance due at maturity, February 15, 2009.  The Company did not comply with the note terms due to its financial condition.

In December 2013, the parties entered into a Fourth Amendment to the Share Agreement between the Company and TPG, LLC. The maturity date of the note was extended from July 2013 to September 1, 2015.  We issued 200,000 shares of the Company’s common stock and agreed to pay the remaining outstanding balance of $60,000 together with accrued interest at the rate of prime plus 2% per annum commencing from December 19, 2013, as follows:

(a)  Six (6) consecutive monthly installments of $2,000 on or before the 1st of each month commencing in December 2013 through May 2014.

(b)  Sixteen (16) consecutive monthly installments  of $3,000 on or  before the 1st of each month commencing in June 2014 through September 2015.

As of March 31, 2014, the outstanding balance on the note was $47,882.

Pinewood Notes

In January 2014, we entered into a $200,000 note agreement with Pinewood Trading Fund, L.P. ("Pinewood"), a related party with a maturity date of January 28, 2016. The note bears an interest rate of 16.0% per annum payable on July 1 and January 1 of each calendar year.  Unless otherwise instructed by Pinewood, the accrued and unpaid interest shall be paid in duly authorized, validly issued, fully paid and non-assessable shares of the Company’s common stock.

As of March 31, 2014, the outstanding balance on the note was $200,000.

In February and March 2014, the Company entered into short term promissory notes with Pinewood, a related party for an aggregate total of $240,000.  The short term notes bear an interest rate of 12.0% per annum and mature on April 30, 2014.

As of March 31, 2014, the aggregate outstanding balance on the notes was $240,000.  As of May 15, 2014, the Company has not repaid the short term promissory note.

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

In addition, Pinewood may, but is not obligated to, nominate one (1) Director to add to the Company’s existing Board currently comprised of four (4) people (for a total of five (5) directors).  The Company is further restricted, precluded, and prohibited from increasing the number of directors beyond four or five should Pinewood elect to nominate a director) without the consent of Pinewood.  This gives Pinewood the ability without restriction or notice to install a board member at any time, subject to applicable law and the Company's charter document, at Pinewood's sole discretion.

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

As part of the private placements, the investors received warrants to purchase an aggregate of 4,280,000 shares of the Company’s common stock.  The warrants are exercisable for a period of five years from the date of issuance at an initial exercise price of $0.50, subject to adjustment.  The investor may exercise the warrant on a cashless basis if the shares of common stock underlying the warrant are not then registered pursuant to an effective registration statement.  The outstanding warrants are subject to certain anti-dilution protection clauses which provide exercise price adjustments in the event that any common stock or common stock equivalents are issued at an effective price per share that is less than the exercise price per share.  Accordingly, the stock warrants are classified as a warrant liability on the accompanying consolidated balance sheets as of March 31, 2014 and December 31, 2013.

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

In March 2014, the Company did not meet the requirements of the Milestone Provision of the Series D Preferred of reaching positive net income on a Special Adjusted Basis (“SAB”) for the trailing two months ending February 2014.  As a result, the Company issued an additional 856 shares of Series D Preferred stock and additional 3,424,000 warrants to purchase common stock at $0.40 to the Series D holders.  In addition, the exercise price on warrants to purchase an aggregate total of 4,280,000 common shares has been reduced to $0.40 per share.  Pinewood is also entitled to elect a majority of the Board of Directors, to be accomplished in any manner that the Initial Investor deems most expedient and in compliance with applicable laws and the Company’s charter documents.  The Company recorded a $662,057 milestone adjustment for preferred stock which is a deemed dividend distribution for accounting purposes.

The SPA also contains a mandatory redemption provision. If, as of January 1, 2016, (1) the Common Stock has traded on the 20 trading days prior to January 1, 2016 at an average closing price of less than $1.00; or (2) the Common Stock has had during the 30 trading days prior to January 1, 2016 an average daily trading volume of less than 70,000 shares, then the Company shall immediately, to the extent it may lawfully do so, redeem all outstanding shares of Series D Preferred Stock at a purchase price of $2,000 per share, plus a cumulative preference of 8% per annum compounded annually. Such redemption shall have preference over redemption of any other class of shares.

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

The mandatory redemption feature is not freestanding from the Series D Preferred stock and will not be separately classified from the preferred security.  Since the mandatory redemption is conditioned upon the Company’s stock price and volume which are note solely within the control of the issuer and the price and date are fixed, the Series D Preferred are classified as temporary equity on the consolidated balance sheets as of March 31, 2014 and December 31, 2013.  Management analyzed the terms of the mandatory redemption feature and evaluated whether it was probable that the instruments will become redeemable and concluded that it was probable that the instruments will become redeemable.  Management elected to recognize changes in the redemption value immediately as they occur and adjusted the redemption value as if it were also the redemption date for the instrument.  As a result, management increased the carrying value of the preferred instrument by $2,192,588 for the redemption feature on preferred stock in the year ended December 31, 2013.  The redemption feature on preferred stock is a deemed dividend distribution for accounting purposes.

The Series D Preferred stock includes a conversion feature in which each share of Series D Preferred stock is initially convertible into 2,000 shares of the Company’s common stock. Management analyzed the terms of the conversion option and concluded that the conversion feature was derivative since it met the definition of a derivative and did not qualify for any of the exceptions. The initial aggregate fair value of the derivatives was determined to be $238,171 which was recorded as a derivative liability on the Consolidated Balance Sheet as of December 31, 2013 (See Derivative Liability Note 3 for further details).

The Company allocated the proceeds of these preferred issuances, by first allocating the proceeds to warrant liability and derivative liability based on fair value and then allocated the remaining residual proceeds, net of closing costs to the preferred stock security.

As of March 31, 2014, an aggregate total of 1,926 Series D Shares had been issued which is convertible into 3,852,000 shares of common stock.

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

Series A and Series B

In June 2009, in a private placement pursuant to the Purchase Agreement dated February 9, 2009, with Mosaic, a related party (see Note 8 for further details), the Company agreed to sell 1,330 shares of its Series A Preferred and common stock purchase warrants to purchase an aggregate of 1,083,334 shares of its common stock for an aggregate purchase price of $1.3 million, of which $750,000 was paid by the cancellation of secured indebtedness of the Company owed to MFS, with the remaining $580,000 to be paid in cash.   As a condition of closing of this transaction, the outstanding principal balance related to Short Term Notes and Unsecured Debentures of $7.7 million was exchanged for 7,720 shares of Series B Preferred.

In February and March 2013, the Company issued a total of 60 shares of Series A Preferred at $1,000 per share for a total of $60,000 to Mosaic under the existing 2009 Securities Purchase agreement.  The net proceeds of the sales were used for general working capital purposes.

As of March 31, 2014, the Company issued a total of 559 shares of Series A Preferred for $558,500 to Mosaic under the 2009 Securities Purchase agreement. Each share of Series A Preferred is convertible into 1,111 shares of common stock.  As of March 31, 2014, no shares of Series A Preferred issued to Mosaic have been converted into common stock.

Series C

In May 2010, we filed a Certificate of Designation to designate 813 shares of the Company’s Preferred stock in Series C Preferred. The rights of the Series C Preferred are identical to those of the Series A Preferred.   Subsequently, the Company issued 813 shares of the Company’s Series C Preferred at a price of $1,000 per share to an existing vendor in exchange for extinguishment of $300,000 in vendor’s secured payable and additional consideration in the form of a modification in vendor terms that are favorable to the Company and additional debt financing at terms that are significantly below market for the Company.

The table below summarizes the Company’s outstanding convertible preferred stock as of March 31, 2014 and December 31, 2013:

	March 31, 2014			December 31, 2013

Convertible Preferred Stock	Number of Preferred Shares	Number of Common Shares if Converted	Weighted Average Conversion Price	Number of Preferred Shares	Number of Common Shares if Converted	Weighted Average Conversion Price

Series A Preferred	1,466	1,629,006	$0.90	1,466	1,629,006	$0.90
Series B Preferred	5,124	5,693,344	$0.90	5,124	5,693,344	$0.90
Series C Preferred	813	902,778	$0.90	813	902,778	$0.90
Total	7,403	8,225,128	$0.90	7,403	8,225,128	$0.90

Common Stock

In January 2014, in accordance with the Make-Whole provision in our 2013 private placement of our common stock, we issued 826,907 shares of common stock to the eight investors that participated in the private placement.  Our consolidated net revenues for the fiscal year ending December 31, 2013 were $7,463,113 which included $2,270,536 in revenues from discontinued operations.  Since the net revenues are below the Make-Whole Adjustment minimum threshold of $17,250,000, we were required to issue additional common stock in accordance with the agreement.

Stock Warrants

Historically, the Company issued common stock warrants to investors and placement agents in private placements of convertible debentures, common stock and preferred stock from 2009 to 2013. The outstanding warrants are subject certain anti-dilution protection clauses which provide exercise price adjustments in the event that any common stock or common stock equivalents are issued at an effective price per share that is less than the exercise price per share.  Accordingly, the stock warrants are classified as a warrant liability on the accompanying condensed consolidated balance sheets as of March 31, 2014 and December 31, 2013.

The estimated fair value of these warrants was determined using the Lattice stock option pricing model on the issuance date, assuming that there will be no dividends, using the applicable exercisable periods, a risk-free interest rate, and an expected volatility.

In February 2014, an additional 320,000 warrants were issued to HCI, a holder of 1,600,007 warrants as part of the modification and extension transaction (See Note 4 for further details).

In March 2014, the Company did not meet the requirements of the Milestone Provision of the Series D Preferred of reaching positive net income on a Special Adjusted Basis (“SAB”) for the trailing two months ending February 2014.  As a result, the Company issued an additional 3,424,000 warrants to purchase common stock at $0.40 to the Series D holders.  In addition, the exercise price on warrants to purchase an aggregate total of 4,280,000 common shares has been reduced to $0.40 per share.

In March 2014, the issuance of warrants to Series D preferred stock with an effective exercise price of $0.40 per share qualified as a dilutive issuance per the terms of the warrant.  (See Note 5 for further details). No waivers were obtained from three debenture holders that were holding an aggregate total of 1,440,004 warrants regarding the dilutive issuance.  The anti-dilution adjustment reduces the exercise price of the existing warrants from $0.50 to $0.40 and requires the issuance of an additional 360,001 warrants to the three investors.

In March 2014, the issuance of warrants to Series D preferred stock with an effective exercise price of $0.40 per share qualified as a dilutive issuance per the terms of the warrant.  (See Note 5 for further details). No waivers were obtained from eleven warrant holders that participated in our 2013 private placement of common stock  that were holding an aggregate total of 2,538,000 warrants regarding the dilutive issuance.  The anti-dilution adjustment reduces the exercise price of the existing warrants from $0.50 to $0.40 and requires the issuance of an additional 634,502 warrants to the eight investors and three placement agents.

Expected Stock Volatility

Volatility is a measure of the tendency of investment returns to vary around a long-term average rate. Historical volatility is an appropriate starting point for setting this assumption. Companies should also consider how future experience may differ from the past. This may require using other factors to adjust historical volatility, such as implied volatility, peer-group volatility and the range and mean-reversion of volatility estimates over various historical periods. The peer-group utilized consisted of six companies in 2014 and in 2013, in the same or similar industries as the Company. In addition, if a best estimate cannot be made, management should use the mid-point in the range of reasonable estimates for volatility. The Company estimates the volatility of its common stock in conjunction with the Company’s issuance of financing instruments and volatility is calculated utilizing the historical and estimated future volatility of the Company and its peer-group.

Risk-Free Rate of Return

The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for the estimated life of the option/warrant.

Expected Dividends

The Company has never paid any cash dividends on its common stock and does not anticipate paying any cash dividends in the foreseeable future. Consequently, it uses an expected dividend yield of zero.

Expected Term

The Company uses the related exercise period of the warrant or option as the expected term.

A summary of the warrants issued in connection with financing transactions is presented in the table below:

	Number of Shares	Weighted Average Exercise Price

Outstanding and Exercisable at December 31, 2013	14,394,914	$0.58

Granted	-	$-
Exercised	-	$-
Cancelled, forfeited or expired	-	$-
Anti-dilution adjustments:
Initial grant	(9,858,011)	$0.56
Initial grant re-pricing	9,858,011	$0.46
Additional warrants granted	4,738,503	$0.42

Outstanding and Exercisable at March 31, 2014 (unaudited)	19,133,417	$0.45

The following table summarizes information about warrants outstanding and exercisable as of March 31, 2014:

	Outstanding			Exercisable

Exercise Price	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)

$0.09	1,083,334	$0.09	5.25	1,083,334	$0.09	5.25

$0.40	12,676,507	$0.40	3.37	12,676,507	$0.40	3.37

$0.60	3,453,569	$0.60	5.42	3,453,569	$0.60	5.42

$0.75	1,920,007	$0.75	2.55	1,920,007	$0.75	2.55

7.     STOCK BASED COMPENSATION

Restricted Shares of Common Stock

During the three months ended March 31, 2013, the Company issued 220,000 restricted share grants to consultants and directors as compensation for services, the Company did not issue restricted share grants in the three months ended March 31, 2014.

The Company recognized $66,625 and $81,000 in stock compensation expense related to restricted share grants and is included in selling, general and administrative expenses in the consolidated statement of operations for the three months ended March 31, 2014, and 2013, respectively.  As of March 31, 2014, there was approximately $33,313 in unrecognized compensation cost related to restricted share awards and the related weighted-average period over which it is to be amortized is approximately two (2) month

Stock Warrants

Historically, the Company issued warrants to purchase common stock to employees and consultants as compensation for services.   The Company amortizes the fair value of the stock warrants to expense ratably over the related service period.

The following table summarizes the warrants outstanding and the number of shares of common stock subject to exercise as of March 31, 2014 and December 31, 2013:

	Employees		Services

	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Outstanding and Exercisable at December 31, 2013	-	$-	850,000	$0.96

Warrants granted	-	-	-	-
Warrants exercised	-	-	-	-
Warrants expired/cancelled	-	-	-	-

Outstanding and Exercisable at March 31, 2014 (unaudited)	-	$-	850,000	$0.96

 The following table summarizes information about stock warrants outstanding and exercisable as of March 31, 2014:

	Outstanding			Exercisable

Range of Exercise Price	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)

$0.65	600,000	$0.65	4.07	600,000	$0.65	4.07

$1.52 - $1.80	250,000	$1.69	2.23	250,000	$1.69	2.23

Stock compensation expense related to stock warrants for the three months ended March 31, 2014 and 2013 was $0 and $84,716, respectively. As of March 31, 2014, there was no unrecognized compensation cost related to stock warrant awards.

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

At March 31, 2014, all options outstanding and exercisable are out of the money and accordingly, their intrinsic value is zero.

The following table summarizes the stock options outstanding and the number of shares of common stock subject to exercise as of March 31, 2014 and December 31, 2013:

	Options Outstanding		Options Exercisable
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Outstanding at December 31, 2013	1,840,556	$0.66	1,840,556	$0.66

Options granted	-	-	-	-
Options vested	-	-	-	-
Options exercised	-	-	-	-
Options expired/cancelled	-	-	-	-

Outstanding at March 31, 2014 (unaudited)	1,840,556	$0.66	1,840,556	$0.66

The following table summarizes information about stock options outstanding and exercisable as of March 31, 2014:

	Outstanding			Exercisable

Exercise Price	Stock Options Outstanding	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term in Years	Stock Options Exercisable	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term in Years

$0.60	525,000	$0.60	8.11	525,000	$0.60	8.11

$0.68	1,305,556	$0.68	7.00	1,305,556	$0.68	7.00

$1.26	10,000	$1.26	5.95	10,000	$1.26	5.95

The Company recorded stock based compensation expense related to stock options for the three months ended March 31, 2014 and 2013 of $0 and $38,064, respectively, which is reflected in selling, general and administrative expense in the condensed consolidated statement of operations.  As of March 31, 2014, there was no unrecognized compensation cost related to stock option awards.

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

●
Mosaic Capital Advisors, LLC, directly appointed directors and holds approximately 96%  of the Company’s Series A Preferred as March 31, 2014, and its affiliated entities Mosaic Financial Services LLC, Mosaic Private Equity Fund, L.P., Mosaic Capital Management, Ltd. and its affiliated accredited investor (collectively, “Mosaic”).

●
Pinewood Trading Fund, L.P., owner of approximately 93.5% of the Company’s Series D Preferred Stock and 11% of the Company’s Series B Preferred as of March 31, 2014, and its managing partner Jack E. Brooks.

Outstanding debt to related parties consisted of the following at March 31, 2014:

	DelVecchio	Pinewood	Total

Notes payable - revolving	$477,000	$-	$477,000
Notes payable	-	440,000	440,000
Accrued interest	30,914	23,759	54,673

	$507,914	$463,759	$971,673

9.     COMMITMENTS AND CONTINGENCIES

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

On March 18, 2011, a lawsuit was filed by Tim Chandler, Jodi Marshall, Christie Garner, the Estate of Thomas Pike, Jr., and Angie Hernandez in the Circuit Court of the State of Oregon for Multnomah County against Payette Clinics, P.C., Scott Pecora, Kelly Bell, Penny Steers and our wholly-owned subsidiaries, Assured Pharmacies Northwest, Inc. and Assured Pharmacy Gresham, Inc. The lawsuit arose from allegations that nurse practitioners at Payette Clinics, P.C. prescribed the five plaintiffs controlled substances in amounts that were excessive under the appropriate medical standard of care.  Only one of the plaintiffs, Tim Chandler, brought claims against our subsidiaries.  Mr. Chandler’s claims against our subsidiaries were for negligence on the basis of allegations that our subsidiaries knew or had reason to know that the prescriptions fell below the standard of care applicable to the prescription of such controlled substances but nonetheless filled the prescriptions.  The plaintiffs, as a whole, submitted a prayer for $7,500,000 in damages.  Mr. Chandler only seeks “an amount to be proven at trial” for noneconomic damages and unnecessary expenses.  Management believes that the allegations against our subsidiaries are without merit and plans to vigorously defend this claim.  We have $2,000,000 in insurance coverage for claims relating to pharmacy negligence.  This lawsuit has been stayed as a result of a co-defendant in this lawsuit (Payette Clinics, P.C.) having filed for bankruptcy.  The bankruptcy has since been discharged and the automatic stay lifted.  The state court stay was also lifted.  On June 20, 2013, a Motion to Stay was filed and the court granted the defendants’ motion.  All proceedings are now stayed until May 30, 2014. The Company has denied any liability and is vigorously defending this action.

On August 23, 2013, AQR Opportunistic Premium Offshore Fund, L.P. and CNH Diversified Opportunities Master Account, L.P. filed a lawsuit against Assured Pharmacy in the Supreme Court of the State of New York. Plaintiffs submitted a Motion for Summary Judgment in Lieu of Complaint against defendants to recover money allegedly owed by Assured Pharmacy, Inc. under two 16% Convertible Debentures totaling $300,000 issued in and around 2011 in a private placement. Assured moved the action to the Southern District of New York. Assured plans to vigorously defend the claim.

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

Accounts Receivable Sold with Recourse

In March 2014, the Company entered into a $600,000 Non-Disclosable Revolving Line of Credit Loan with Third Coast Bank SSB due on March 25, 2015.  The loan is not subject to an interest rate, but is subject to service charges based on the amount of funds advanced.  As of March 31, 2014, the Company had a net balance of $261,075 in accounts receivable that were sold with recourse, net of reserves required per the agreement.

 10.   SUPPLEMENTAL CASH FLOW FINANCIAL INFORMATION

The supplemental disclosure requirements for the statements of cash flows are as follows:

	Three Months Ended
	March 31,
	2014	2013

Cash paid during the period for:

Interest	$62,479	$99,323

Non-cash investing and financing activities during the period:

Reissuance of stock warrants in refinancing	$167,532	$-
Cancellation of stock warrants in refinancing	$(24,120)	$-
Common stock issued for payment of forward contract	$115,767	$-
Series D preferred stock issued as payment for milestone adjustment	$662,057	$-
Conversion of vendor payable into secured note payable	$-	$3,534,793
Conversion of secured notes payable in refinancing	$-	$293,734
Common stock warrants issued with common stock	$-	$178,055
Common stock warrants issued for placement fees	$-	$24,435
Common stock warrants issued for Series D preferred stock	$-	$-
Forward contract issued with common stock	$-	$122,482
Common stock issued for payment of interest in refinancing	$63,104	$-

11.     LOSS PER COMMON SHARE

The following is a reconciliation of the numerators and denominators of the basic and diluted loss per common share computations for the years ended:

	March 31,
	2014	2013

Numerator for basic and diluted loss per common share:

Net loss to common stockholders from continuing operations	$(777,368)	$(1,125,219)

Net loss from discontinued operations	$(9,945)	$(7,795)

Net loss to common stockholders	$(787,313)	$(1,133,014)

Denominator for basic and diluted loss per common share:

Weighted Average Number of Shares Outstanding	11,325,668	4,901,040

Basic and diluted loss per common share from continuing operations	$(0.07)	$(0.23)

Basic and diluted loss per common share from discontinued operations	$(0.00)	$(0.00)

Basic and diluted loss per common share	$(0.07)	$(0.23)

Due to their anti-dilutive effect, the potential common shares have been excluded from the computation of diluted loss per share:

	March 31,
	2014	2013

Warrants	19,983,417	3,811,116
Stock options	1,840,556	1,840,556
Convertible notes	2,783,334	2,304,478
Series A Preferred	1,629,006	1,292,492
Series B Preferred	5,693,344	2,993,504
Series C Preferred	902,778	451,750
Series D Preferred	3,852,000	-
	36,684,435	12,693,896

12.  DISCONTINUED OPERATIONS:

As a result of our financial condition and inability to secure additional funding or significantly improve our liquidity position management reevaluated its strategic plan.  Management developed and implemented a plan to scale back operations.  We could continue to support the working capital needs of four pharmacies.  As a result, management decided to close two pharmacies in order to reduce overall fixed pharmacy costs by 50% and concentrate our limited working capital to support the operations of the two remaining pharmacies we believe have the best prospects. Management considered several factors in determining which two pharmacies to close, including historical financial performance, regulatory costs, current sales prospects, geographic and physical location and strength of existing physician relationships.  After consideration of these factors, management closed our Gresham, Oregon and Riverside, California pharmacies on August 5, 2013 and August 8, 2013, respectively.

We recorded approximately $743,317 in expenses related to the closing of the facilities which included lease costs, asset impairment and goodwill impairment during the year ended December 31, 2013.  These closures met the discontinued operations criteria, and according is included in discontinued operations for all periods presented.  The Company’s loss from operations of discontinued pharmacies, net of tax benefit for the three months ended March 31, 2014 and 2013, respectively are detailed as follows:

	Three Months Ended March 31,
	2014	2013

Sales	$-	$1,200,750

Cost of sales	-	903,113

Gross profit	-	297,637

Operating expenses	14,280	300,969

Loss from discontinued operations	(14,280)	(3,332)

Other expenses
Interest expense, net	1,020	8,661
Income tax benefit	(5,355)	(4,198)
Loss from operations of discontinued pharmacies, net of tax benefit	$(9,945)	$(7,795)

The Company’s assets and liabilities for discontinued operations included in the consolidated balance sheet as of March 31, 2014 and December 31, 2013 are detailed as follows:

	March 31,	December 31,
	2014	2013

ASSETS

Current Assets
Accounts receivable, net	$-	$4,048
Prepaid and other current assets	7,767	-
Assets of discontinued operations	$7,767	$4,048

Other receivables, net	137,470	140,563
Assets of discontinued operations, non-current, net	$137,470	$140,563

LIABILITIES

Current Liabilities
Accounts payable and accrued expenses	122,387	150,652
Liabilities of discontinued operations	$122,387	$150,652

13.     INCOME TAXES

Due to losses incurred for the three months ended March 31, 2014 and 2013, there is no current provision for income taxes.

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

Any interest and penalties associated with tax positions taken by the Company would be recorded as a component of other expenses in the consolidated statement of operations.  For the three months ended March 31, 2014 and 2013, there were no amounts recorded for interest and penalties.

14.     SUBSEQUENT EVENTS:

On April 2, 2014, the Company opened its third pharmacy operation in the Denver, Colorado metropolitan area.

Item 2.            Management’s Discussion and Analysis of Financial Condition and Results of Operations

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The words “believe,” “expect,” “anticipate,” “intend,” “estimate,” “may,” “should,” “could,” “will,” “plan,” “future,” “continue,” and other expressions that are predictions of or indicate future events and trends and that do not relate to historical matters identify forward-looking statements.  These forward-looking statements are based largely on our expectations or forecasts of future events, can be affected by inaccurate assumptions, and are subject to various business risks and known and unknown uncertainties, a number of which are beyond our control.  Therefore, actual results could differ materially from the forward-looking statements contained in this document, and readers are cautioned not to place undue reliance on such forward-looking statements.  We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.  A wide variety of factors could cause or contribute to such differences and could adversely impact revenues, profitability, cash flows and capital needs.  There can be no assurance that the forward-looking statements contained in this document will, in fact, transpire or prove to be accurate.

These forward-looking statements are subject to risks, uncertainties and other factors, many of which are outside of our control, that could cause actual results to differ materially from the results discussed in the forward-looking statements.  Some of the factors that we believe could affect our results include:

●	limitations on our ability to continue operations and implement our business plan;

●	our history of operating losses;

●	our inability to make timely payments to convertible debenture and secured debt holders;

●	the timing of and our ability to obtain financing on acceptable terms;

●	dependence on one key supplier;

●	dependence on third-party payors;

●	the effects of changing economic conditions;

●	the loss of members of the management team or other key personnel;

●	changes in governmental laws and regulations, or the interpretation or enforcement thereof and related compliance costs; and/or

●	costs and other effects of legal and administrative proceedings, settlements, investigations and claims, which may not be covered by insurance.

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

As of March 31, 2014, we had two operating pharmacies and two pharmacies that are under development, each of which are wholly owned through subsidiaries.  In April 2014, we opened our pharmacy operation in the Denver, Colorado metropolitan area.  The opening date and locations of our pharmacies are as follows:

Location	Opening Date

Kirkland, Washington	August 11, 2004
Leawood, Kansas	November 28, 2011
Greenwood Village, Colorado	April 2, 2014

The table set forth below summarizes the number of prescriptions dispensed and the number of patients serviced by our operating pharmacies during the year ended March 31, 2014 and 2013, respectively.

	Three months ended	Three months ended
	March 31, 2014	March 31, 2013

Total Number of Prescriptions1	12,389	13,828

Total Number of Patients Serviced 2	6,554	7,008

1	“Total Number of Prescriptions” equals the total number of prescriptions dispensed by our operating pharmacies and delivered to or picked up by the customer.

2	“Total Number of Patients Serviced” equals the total number of patients serviced measured on a monthly basis.

Results of Operations for the Three Months Ended March 31, 2014 and 2013

Summarized immediately below and discussed in more detail in the subsequent sub-sections is an analysis of our operating results for the three months ended March 31, 2014 and 2013, represented as a percentage of total sales for each respective period:

	Three Months Ended March 31,
	2014	2013

Sales	100.0%	100.0%
Cost of sales	79.2	77.9
Gross profit	20.8	22.1
Operating expenses
Salaries and related expenses	27.2	30.4
Selling, general and administrative	27.6	31.4
Total operating expenses	54.8	61.7
Loss from continuing operations	-34.0	-39.6
Other expenses
Interest expense, net	9.8	16.5
Gain on extinguishment of debt	-13.2	-
Loss on change in forward contract liability	-	3.7
Gain on change in fair market value of derivative	-3.8	-
(Gain) or loss on change in fair value of warrant liability	-20.0	6.4
Total other expenses and income	-27.2	26.6
Net loss from continuing operations, before tax	-6.8	-66.2
Income taxes	0.3	0.2
Net loss from continuing operations, net of tax	-7.1	-66.5
Net loss from discontinued operations, net of tax	-0.6	-0.5
Net loss	-7.7	-66.9

Sales

Our total sales reported for the three months ended March 31, 2014 was $1,620,192, a 4.3% decrease from $1,692,545 for the three months ended March 31, 2013. Our sales for the three months ended March 31, 2014 and 2013 was generated primarily from the sale of prescription drugs through our pharmacy operations and to a much lesser extent fees from management services provided.

Sales per prescription dispensed by our pharmacies was approximately $131 per prescription for the three months ended March 31, 2014, a 8.3% increase from approximately $121 per prescription for the months ended March 31, 2013.  The increase in our sales per prescription dispensed is primarily attributable to a shift in prescription mix from higher priced brand medications to lower priced generic medications..

The number of prescriptions dispensed by our pharmacies was 12,389 for the three months ended March 31, 2014 compared to 13,828 for the three months ended March 31, 2013. Management attributes the decrease in prescription volumes primarily to inventory purchasing constraints due to working capital limitations.

The number of patients serviced by our pharmacies was 6,554 for the three months ended March 31, 2014 compared to 7,008 patients for the three months ended March 31, 2013.

Cost of Sales

The total cost of sales for the three months ended March 31, 2014 was $1,283,814, a 2.6% decrease from $1,317,923 for the three months ended March 31, 2013. The cost of sales consists primarily of direct cost of prescription drugs. The decrease in cost of sales is primarily attributable to decreased sales in the reporting period.

Gross Profit

Our total gross profit decreased to $336,378, or approximately 20.8% of sales, for the three months ended March 31, 2014. This is a decrease from a gross profit of $374,622 or approximately 22.1% of sales for the three months ended March 31, 2013.  The decrease in the gross profit percentage for the three months ended March 31, 2014, when compared to the prior fiscal three months, is primarily attributable to a shift in prescription mix.

Operating Expenses

Operating expense for the three months ended March 31, 2014 was $886,898, a 15.1% decrease from $1,045,079 for the three months ended March 31, 2013. Our operating expenses for the three months ended March 31, 2014 consisted of salaries and related expenses of $440,279 and selling, general and administrative expenses of $446,619. Our operating expenses for the three months ended March 31, 2013 consisted of salaries and related expenses of $513,689 and selling, general and administrative expenses of $531,390.

Salaries and related expenses decreased $73,410 in the three months ended March 31, 2014, when compared to the three months ended March 31, 2013 primarily due to staff reductions.

Selling, general and administrative expenses decreased $84,771 in the three months ended March 31, 2014 when compared to the three months ended March 31, 2013.  The significant components of selling, general and administrative expenses are as follows:

	Three Months Ended March 31,
	2014	2013

Stock-based compensation expenses	$66,625	$203,780
Provision (recoveries) for accounts receivable doubtful accounts	8,304	(11,722)
Selling expenses	11,184	14,900
Professional fees	86,207	95,419
Delivery expenses	74,034	51,110
Facility related expenses	61,973	55,350
Travel and related expenses	41,738	30,919
Vendor late fee expenses	2,675	7,452
Investor relations expense	1,638	-
Other general and administrative expenses	92,241	84,182
Total	$446,619	$531,390

The decrease in selling, general and administrative expenses is primarily due to a decrease in stock based compensation of $137,154 and to a lesser extent decreases in professional fees, vendor late fee expenses and selling expenses which were partially offset by increases in delivery expenses, provision for accounts receivable doubtful accounts, other general and administrative expenses,  facility related expenses, and investor relations expenses. The increase in delivery expenses are primarily due to an increase in the number of deliveries and pick ups from our customers.   The increases in facility related expenses primarily relate to our Denver and Boston pharmacy locations that are under development.

Other (Income) and Expense

Total other expenses and income for the three months ended March 31, 2014 was $440,564 in other income, an $891,128 decrease from $450,564 in other expense for the three months ended March 31, 2013.  The significant components of other income and expenses are as follows:

	Three Months ended March 31,
	2014	2013

Interest expense, net	159,217	279,386
Gain on extinguishment of debt	(213,433)	-
Loss on change in fair value of forward contract	-	62,214
Gain on change in fair value of derivative	(62,042)	-
(Gain) or loss on change in fair value of warrants	(324,306)	108,964
Total	$(440,564)	$450,564

The decrease was primarily attributable to a $433,270 decrease in the change in fair value of warrants and a gain on extinguishment of debt of $213,433 and to a lesser extent a decrease of $120,169 in interest expense, a $62,042 gain on change in fair value of derivative and a decrease in change in fair value of forward contract.

The $213,433 gain on extinguishment of debt for the three months ended March 31, 2014 resulted from troubled debt restructurings that met the requirements for extinguishment accounting treatment.
The gain on change in fair value of warrant liability represents the change in fair value calculated on warrants issued in connection with private placements in the fiscal years  2011 through 2013 which grant the warrant holder certain anti-dilution protection and provide exercise price adjustments in the event that any common stock or common stock equivalents are issued at an effective price per share that is less than the exercise price per share.

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

The gain on change in fair value of derivative represents the change in fair value calculated on derivative issued in connection with our 2013 Series D Preferred stock issuances.  The derivative relates to the conversion feature into common stock at an initial rate of 2,000 common shares for each share of Series D Preferred stock, subject to adjustment for certain anti-dilution protection and provide exercise price adjustments in the event that any common stock or common stock equivalents are issued at an effective price per share that is less than the exercise price per share.

Our total outstanding debt decreased to $6,291,620 as of March 31, 2014 as compared to $7,194,936 at March 31, 2013.  The table below summarizes the components of interest expense for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
	2014	2013

Interest expense at stated rates (6.25% - 20.00%)	$148,051	$182,228
Amortization of deferred financing costs	1,007	9,767
Amortization of debt discount	10,159	87,391
Interest expense, net	$159,217	$279,386

The decrease in interest expense is primarily due to a decrease in amortization of debt discount of $77,232 and to a lesser extent an $8,760 decrease in amortization of deferred financing costs and a $34,177 decrease in interest expense at the stated rates due to an decrease in the average debt outstanding the three months ended March 31, 2014 compared to the three months ended March 31, 2013.

Loss from Discontinued Operations, net of tax

Discontinued operations include the operations of our Riverside, California and Gresham, Oregon pharmacies closed in August 2013.  Our net loss from discontinued operations for the three months ended March 31, 2014 was $9,945, compared to a net loss of $7,795 for the three months ended March 31, 2013.

Net Loss

Our net loss for the three months ended March 31, 2014 was $125,256, compared to a net loss of $1,133,014 for the three months ended March 31, 2013.  The decrease in our net loss was primarily attributable to a decrease in other expenses of $891,128 and to a lesser extent, a decrease in operating expenses of $158,181, which was partially offset by an increase in the loss on discontinued operations, net of tax of $2,150 and  a decrease in gross profit of $38,244.

Our net loss per common share for the three months ended March 31, 2014 was $0.07, compared to a net loss per common share of $0.23 for the three months ended March 31, 2013.  The decrease to our net loss per common share was primarily attributable to an increase in the weighted average number of common shares outstanding to 11,325,668 for the three months ended March 31, 2014, from 4,901,040 for the three months ended March 31, 2013 and to a lesser extent $345,701 decrease in our net loss applicable to common stock.

Financial condition, Liquidity and Capital Resources

Liquidity and Capital Resources

As of March 31, 2014, we had a cash balance of $257,415, an increase from a balance of $2,856 at December 31, 2013.  At March 31, 2014, we had a working capital deficit of $5,180,801, an increase from a working capital deficit of $5,151,054 of December 31, 2013.  The increase in our working capital deficit was primarily attributable to an increase in current liabilities attributable to an increase in notes payable and unsecured debentures which was partially offset by an increase in cash from the sale of account receivable.

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

Our current cash on hand is insufficient for us to operate our three operating pharmacies at the current level for the next twelve months.  Our business plan calls for ongoing expenses in connection with salary expense and establishing additional pharmacies. These expenditures are anticipated to be approximately $2,800,000 for the next twelve months.

As of March 31, 2014, we had $300,000 in debt securities which were due in the year 2012 and $4,186,674 in debt securities which will come due in in the next twelve months.  We are attempting to extend the maturity date of certain of these debt securities, but can provide no assurance that the holders of such securities will agree to extend the maturity date on these securities on acceptable terms.  If our debt holders choose not to convert certain of these securities into equity, we will need to repay such debt, or reach an agreement with the debt holders to extend the terms thereof.  If we are forced to repay the debt, this need for funds would have a material adverse impact on our business operations, financial condition and prospects, including our ability to operate as a going concern.  If we are forced to repay the debt, our current and forecasted levels of cash flows and available cash on hand will not be sufficient to fund our operations for the year 2014.  Accordingly, we will be required to obtain additional financing in order to repay the debt, cover operating losses and fund working capital needs.  We cannot provide any assurances of the availability of future financing or the terms on which it might be available. In the absence of such financing, we may be forced to scale back or cease operations, liquidate assets, seek additional capital on less favorable terms and/or pursue other remedial measures.

In March 2014, the Company entered into a $600,000 Non-Disclosable Revolving Line of Credit Loan with Third Coast Bank SSB due on March 25, 2015.  The loan is not subject to an interest rate, but is subject to service charges based on the amount of funds advanced.  The loan is secured by the Company’s accounts receivable and is guaranteed by Pinewood Trading Fund, LP., a related party.

The table below lists our obligations under outstanding notes payable and unsecured convertible debentures, as of March 31, 2014:

	Related Party	Unrelated	Total

Secured Debt (1)	-	3,804,111	3,804,111
Revolving Credit facilities (2)	477,000	30,000	507,000
Other Notes and Debt (3)(4)	440,000	47,882	487,882
Unsecured Convertible Debentures	-	1,492,627	1,492,627
	917,000	5,374,620	6,291,620
Less: current portion	(240,000)	(4,246,874)	(4,486,674)
	$677,000	$1,127,946	$1,804,946

1)
In February 2013, we received a one year loan of $3,828,527 from our primary wholesaler upon conversion of trade payables of $3,534,793 and cancellation of secured loan with a remaining balance of $293,734.  The note bears an interest rate of 6.25% per annum, with interest payable monthly. Monthly payment requirements were $27,000 per month for the first four consecutive months, followed by four consecutive monthly principal reductions of $37,000, followed by three consecutive monthly principal reductions of $42,000, with remaining principal and interest due February 1, 2014. In July 2013, the secured loan was amended and the maturity date was extended to February 1, 2016 with monthly payment requirements of $42,000. As of March 31, 2014, the outstanding principal balance on the note was $3,804,111. Due to our current financial condition, we have not made principal and interest payments in the amount of $359,243 as required by the agreement.  In March 2014, we entered into a Forbearance Agreement with H.D. Smith Wholesale Drug Co. in which the lender agreed to forbear from accelerating the outstanding balance of the Note and from instituting collection efforts from the date of the agreement through July 1, 2014, provided certain conditions are met.

2)
As of March 31, 2014, revolving credit facilities consisted of an outstanding balance of $477,000 on a line of credit we entered into with Brockington Securities, Inc., a company under the control of our Chief Executive Officer.

3)
As of March 31, 2014, other notes and debt consisted of the outstanding principal balance of $47,882 due to TPG, LLC  in connection with our acquisition of their ownership interest in Assured Pharmacies, Inc. ("API"), which operated our discontinued pharmacy in Riverside, California.

4)	As of March 31, 2014, other notes and debt related party consisted of the outstanding principal balance of $440,000 due to Pinewood Trading Fund, LP under various notes.

Obligations and Commercial Commitments

Not required for smaller reporting companies

Outstanding Trade Balance.  At March  31, 2014, we did not have an outstanding balance with our primary wholesaler.

Capital Expenditures.  At March 31, 2014, we had no material commitments for capital expenditures.

Cash Flows

As of March 31, 2014, we had $257,415 in cash and total current assets in the amount of $974,809 and had current liabilities in the amount of $6,155,610, resulting in a working capital deficit of $5,180,801.

The following discussion focuses on information in more detail on the main elements of the $254,559 net increase and $9,513 net decrease in cash during the three months ended March 31, 2014 and 2013, respectively included in the accompanying Consolidated Statements of Cash Flows. The table below sets forth a summary of the significant sources and uses of cash for the three months ended March 31:

	2014	2013

Cash used in operating activities	$(201,580)	$(589,644)
Cash used in investing activities	(9,335)	(37,334)
Cash provided by financing activities	465,474	617,465

Net increase (decrease) in cash	$254,559	$(9,513)

Operating activities used $201,581 in cash for the three months ended March 31, 2014 compared to $589,644 in cash used for the three months ended March 31, 2013.  For the three months ended March 31, 2014, our net loss of $125,256 plus non-cash expenses of $517,338 was the primary reason for our negative operating cash flows which were partially offset by a $441,013 change in operating assets and liabilities.  For the three months ended March 31, 2013, our net loss of $1,133,013, less non-cash expenses of $492,198 was the primary reason for our negative operation cash flows which were partially offset by a $51,171 change in operation assets and liabilities.  The table below summarizes the components of our cash used in operating activities for the three months ended March 31, 2014 and 2013:

	2014	2013

Net loss from operations including non-controlling interest	$(125,256)	$(1,133,013)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property and equipment	6,224	34,614
Amortization of debt issuance costs	1,007	121,963
Amortization of discount on debt	10,159	684,627
Stock based compensation	66,625	847,561
Gain on extinguishment of debentures and notes	(213,433)	-
Provision (recoveries) for accounts receivable doubtful accounts	4,967	(2,721)
Recoveries of other receivable doubtful accounts	(6,539)	(30,479)
Gain on change in fair value of forward contract	-	62,214
Loss on change in fair value of derivative	(62,042)	-
Gain on change in fair value of warrant liability	(324,306)	108,964
	(517,338)	492,188

Changes in operating assets and liabilities:	441,014	51,171

Net cash used in operating activities	$(201,580)	$(589,644)

Operating assets and liabilities reduced the overall cash deficit in the three months ended March 31, 2014 primarily due to our increases in our accounts payable and accrued expenses and decreases in our accounts receivable due to our new accounts receivable revolving credit facility.

Cash used in investing activities was $9,335 in the three months ended March 31, 2014, compared to $37,334 in the three months ended March 31, 2013.  Investing activities in the three months ended March 31, 2014 and 2013 consisted entirely of purchases of property and equipment.

Cash provided by financing activities during the three months ended March 31, 2014 was $465,474 compared to $617,465 in the three months ended March 31, 2013. Over the last several years our operations have been funded primarily through the sale of debt securities and advances from revolving credit facilities made available to us.  During the three months ended March 31, 2014 we received net proceeds from related party notes payable of $440,000 and net proceeds on revolving credit facilities of $30,000, which was partially offset by net principal repayments of $4,526 on notes payable.  During the three months ended March 31, 2013 we received net proceeds from the issuance of common stock of $569,000, net proceeds from the issuance of preferred stock of $60,000 and net proceeds on revolving credit facilities of $6,000, which was partially offset by net principal repayments of $17,535 on notes payable.

Off Balance Sheet Arrangements

As of March 31, 2014, there were no off balance sheet arrangements.

Going Concern Assumption

The consolidated financial statements have been prepared assuming we will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business. As of March 31, 2014, we had an accumulated deficit of approximately $49.4 million, recurring losses from operations and negative cash flow from operating activities for the three months ended March 31, 2014, of approximately $201,580. We also had negative working capital of approximately $5.2 million and debt with maturities within one year in the amount of approximately $4.5 million as of March 31, 2014.

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

Critical Accounting Policies and Estimates

Our analysis and discussion of our financial condition and results of operations is based upon our Consolidated Financial Statements that have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. GAAP provides the framework from which to make these estimates, assumptions and disclosures. We have chosen accounting policies within GAAP that we believe are appropriate to accurately and fairly report our operating results and financial position in a consistent manner. We regularly assess these policies in light of current and forecasted economic conditions. Our accounting policies are stated in Note 2 to the Consolidated Financial Statements included elsewhere in this quarterly report on Form 10-Q.  We believe the following accounting policies are critical to understanding our results of operations and the more significant judgments and estimates used in the preparation of our Consolidated Financial Statements.

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

In March 2014, the Company entered into a $600,000 Non-Disclosable Revolving Line of Credit Loan with Third Coast Bank SSB due on March 25, 2015.  The loan is not subject to an interest rate, but is subject to service charges based on the amount of funds advanced.  The credit facility allows for the sale of receivables at collectible value less a 10% reserve to be maintained based on the outstanding balance of receivables sold. The loan is secured by the Company’s accounts receivable and is guaranteed by Pinewood Trading Fund, LP., a related party.  The Company recorded the sale of the accounts receivable by reducing the accounts receivable for the accounts receivable sold with recourse, net of the 10% reserve required.

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

Inventories are comprised of brand and generic pharmaceutical drugs. Our pharmacies maintain a wide variety of different drug classes, known as Schedule II, Schedule III, and Schedule IV drugs, which vary in degrees of addictiveness.  Schedule II drugs, considered narcotics by the United States Drug Enforcement Administratin ("DEA"), are the most addictive; hence, they are highly regulated by the DEA and are required to be segregated and secured in a separate cabinet. Schedule III and Schedule IV drugs are less addictive and are not regulated. Because our business model focuses on servicing pain management doctors and chronic pain patients, we carry in inventory a larger amount of Schedule II drugs than most other pharmacies.

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

As of March 31, 2014, the Company’s debt obligations have fixed interest rates.

Item 4.     Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company's management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), performed an evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2014. The Company's disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Based upon that evaluation, the CEO and CFO concluded that, as a result of the material weaknesses in internal control over financial reporting that are described in Item 9A our Annual Report on Form 10-K for the year ended December 31, 2013, the Company's disclosure controls and procedures were not effective as of March 31, 2014.

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect its internal control over financial reporting.

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

On March 18, 2011, a lawsuit was filed by Tim Chandler, Jodi Marshall, Christie Garner, the Estate of Thomas Pike, Jr., and Angie Hernandez in the Circuit Court of the State of Oregon for Multnomah County against Payette Clinics, P.C., Scott Pecora, Kelly Bell, Penny Steers and our wholly-owned subsidiaries, Assured Pharmacies Northwest, Inc. and Assured Pharmacy Gresham, Inc. The lawsuit arose from allegations that nurse practitioners at Payette Clinics, P.C. prescribed the five plaintiffs controlled substances in amounts that were excessive under the appropriate medical standard of care.  Only one of the plaintiffs, Tim Chandler, brought claims against our subsidiaries.  Mr. Chandler’s claims against our subsidiaries were for negligence on the basis of allegations that our subsidiaries knew or had reason to know that the prescriptions fell below the standard of care applicable to the prescription of such controlled substances but nonetheless filled the prescriptions.  The plaintiffs, as a whole, submitted a prayer for $7,500,000 in damages.  Mr. Chandler only seeks “an amount to be proven at trial” for noneconomic damages and unnecessary expenses.  Management believes that the allegations against our subsidiaries are without merit and plans to vigorously defend this claim.  We have $2,000,000 in insurance coverage for claims relating to pharmacy negligence.  This lawsuit has been stayed as a result of a co-defendant in this lawsuit (Payette Clinics, P.C.) having filed for bankruptcy.  The bankruptcy has since been discharged and the automatic stay lifted.  The state court stay was also lifted.  On June 20, 2013, a Motion to Stay was filed and the court granted the defendants’ motion.  All proceedings are now stayed until May 30, 2014. The Company has denied any liability and is vigorously defending this action.

On August 23, 2013, AQR Opportunistic Premium Offshore Fund, L.P. and CNH Diversified Opportunities Master Account, L.P. filed a lawsuit against Assured Pharmacy in the Supreme Court of the State of New York. Plaintiffs submitted a Motion for Summary Judgment in Lieu of Complaint against defendants to recover money allegedly owed by Assured Pharmacy, Inc. under two 16% Convertible Debentures totaling $300,000 issued in and around 2011 in a private placement. Assured moved the action to the Southern District of New York. Assured plans to vigorously defend the claim.

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

Item 1A.     Risk Factors.

The most significant risk factors applicable to the Company are described in Part I Item 1A entitled "Risk Factors" of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2013 (the "2013 Form 10-K").  There have been no material changes to the risk factors previously disclosed in the 2013 Form 10-K.  Additional risks and uncertainties not known to management may materially adversely affect the Company's business, financial condition, and/or operating results.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds.

The following is a summary of recent sales of our securities that were not registered under the Securities Act of 1933, as amended (the "Securities Act").

For each of the following common stock and warrant issuances, these securities were issued upon the exemption from the registration provisions of the Securities Act provided for by Section 4(a)2 and 3(a)(9).  There were no underwriters or placement agents employed in connection with any of these transactions.

On January 3, 2014, we issued an aggregate total of  2,019,123 shares of restricted common stock to eight debenture holders upon conversion of $965,784 in debentures and payment of $245,689 in accrued interest on outstanding convertible debentures at the conclusion of our 2013 tender offer.

On February 13, 2014, we issued 420,694 common shares as payment of $252,417 in accrued interest on outstanding convertible debentures to a convertible debenture holder. The aggregate fair market value of the shares on the date of issuance was determined to be $63,104 or $0.15 per share.

On March 14, 2014, we issued 1,175,408 shares of restricted common stock to a debenture holder upon conversion of $500,000 in debentures and payment of $205,245 in accrued interest on outstanding convertible debentures.  As part of the transaction, we also issued 833,334 three year warrants to purchase common stock at an initial exercise price of $0.60 for twelve months, with an increase to $0.75 for the remaining 24 months.

Item 3.     Defaults upon Senior Securities.

Due to our current financial condition, we did not make interest and principal payments due under various notes and debentures.

Item 4.      Mine Safety Disclosures.

Not applicable.

Item 5.      Other Information.

Not applicable.

Item 6.      Exhibits.

(a)	Exhibits

31.1	Sarbanes-Oxley Act Section 302 Certification of Robert J. DelVecchio
31.2	Sarbanes-Oxley Act Section 302 Certification of Brett P. Cormier
32.2	Sarbanes-Oxley Act Section 906 Certification of Robert J. DelVecchio and Brett P. Cormier

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 15, 2014.

Assured Pharmacy, Inc.

By:	/s/ Robert DelVecchio
Name:	Robert DelVecchio
Title:	Chief Executive Officer and Director

By:	/s/ Brett Cormier
Name:	Brett Cormier
Title:	Chief Financial Officer and Principal Accounting Officer

ASSURED PHARMACY, INC.

EXHIBIT INDEX

Exhibit No.	Title

31.1	Sarbanes-Oxley Act Section 302 Certification of Robert J. DelVecchio **

31.2	Sarbanes-Oxley Act Section 302 Certification of Brett P. Cormier **

32.2	Sarbanes-Oxley Act Section 906 Certification of Robert J. DelVecchio and Brett P. Cormier **

101.INS †	XBRL Instance Document

101.SCH †	XBRL Taxonomy Extension Schema Document

101.CAL †	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF †	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB †	XBRL Extension Labels Linkbase Document

101.PRE †	XBRL Taxonomy Extension Presentation Linkbase Document

**       Filed herewith

†          In accordance with SEC rules, this interactive data file is deemed “furnished” and not “filed” or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 and Section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under those sections or acts.