Form 10-Q
period 2014-06-30
ASSURED PHARMACY, INC.
filed 2014-08-14
CIK 1100592

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  June 30, 2014.
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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at August 11, 2014

Common Stock, $0.001 par value	11,303,294

Form 10-Q
Assured Pharmacy, Inc.
June 30, 2014

Part I – Financial Information

Item 1 - Financial Statements.

ASSURED PHARMACY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2014	2013
	(Unaudited)

ASSETS

Current Assets
Cash	$24,779	$2,856
Accounts receivable, net	29,898	323,965
Inventories	273,155	273,195
Prepaid and other current assets	205,684	226,217
Assets of discontinued operations, net	468	4,048
Total current assets	533,984	830,281

Property and equipment, net	75,915	78,094
Assets of discontinued operations, net	136,440	140,563

TOTAL ASSETS	$746,339	$1,048,938

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable and accrued expenses	$1,808,244	$1,642,518
Liabilities of discontinued operations	95,649	150,652
Unsecured convertible debentures, net of discount	396,664	357,528
Notes payable to related parties	240,000	-
Notes payable	3,867,330	3,830,637
Total current liabilities	6,407,887	5,981,335

Notes payable, net of current portion	8,849	25,882
Notes payable to related parties, net of current portion	727,000	477,000
Unsecured convertible debentures, net of current portion and discount	1,102,290	1,142,472
Unsecured convertible debentures-related party, net of current portion and discount	-	-
Derivative liability	185,397	312,088
Warrant liability	759,749	1,060,353
TOTAL LIABILITIES	9,191,172	8,999,130

Commitments and Contingencies (see Note 8)

Series D redeemable convertible preferred stock; par value $0.001 per share; 15,000	3,177,526	2,515,469
shares authorized, 1,926 and 1,070 issued and outstanding, respectively

Assured Pharmacy, Inc.'s Stockholders' Deficit
Preferred stock; par value $0.001 per share; 5,000,000 shares authorized, 2,830 shares designated to Series A convertible, 7,745 shares designated to Series B convertible, 813 shares designated to Series C convertible

Series A convertible preferred stock; par value $0.001 per share; 2,830
shares authorized, 1,466 and 1,466 issued and outstanding, respectively	1	1

Series C convertible preferred stock; par value $0.001 per share; 813
shares authorized, 813 and 813 issued and and outstanding, respectively	1	1

Series B convertible preferred stock; par value $0.001 per share; 7,745
shares authorized, 5,124 and 5,124 issued and outstanding, respectively	5	5

Common stock; par value $0.001 per share; 35,000,000 shares authorized,
11,503,294 and 10,255,693 issued and outstanding, respectively	11,503	10,256

Additional paid-in capital, net	38,319,672	38,142,048

Accumulated deficit	(49,953,541)	(48,617,972)

Stockholders' deficit	(11,622,359)	(10,465,661)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$746,339	$1,048,938

See accompanying notes to these condensed consolidated financial statements.

ASSURED PHARMACY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2014 AND 2013
(UNAUDITED)

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013

Sales	$2,177,197	$1,380,955	$3,797,389	$3,073,500

Cost of sales	1,765,861	1,060,425	3,049,675	2,378,348

Gross profit	411,336	320,530	747,714	695,152

Operating expenses
Salaries and related expenses	499,487	520,642	939,767	1,034,331
Selling, general and administrative	466,586	788,314	913,205	1,319,704
Total operating expenses	966,073	1,308,956	1,852,972	2,354,035

Loss from continuing operations	(554,737)	(988,426)	(1,105,258)	(1,658,883)

Other expenses
Interest expense, net	163,233	302,631	322,449	582,017
Gain on extinguishment of debt	-	-	(213,433)	-
Gain on change in fair value of forward contract liability	-	35,418	-	97,632
Gain on change in fair value of derivative	(64,650)	-	(126,691)	-
Gain on change in fair value of warrant liability	(119,711)	(247,295)	(444,016)	(138,331)

Total other (income) expense	(21,128)	90,754	(461,691)	541,318

Loss from continuing operations before income tax	(533,609)	(1,079,180)	(643,567)	(2,200,201)
Income tax expense	5,126	268,920	10,481	273,117
Loss from continuing operations, net of tax	(538,735)	(1,348,100)	(654,048)	(2,473,318)

Discontinued operations:

Loss from operations of discontinued pharmacies, net of tax benefit	(9,519)	(499,422)	(19,464)	(507,217)

Net loss	$(548,254)	$(1,847,522)	$(673,512)	$(2,980,535)

Milestone adjustment on preferred stock	-	-	(662,057)	-

Net loss applicable to common stock	$(548,254)	$(1,847,522)	$(1,335,569)	$(2,980,535)

Basic and diluted loss per common share
Net loss to common stockholders from continuing operations	$(0.05)	$(0.23)	$(0.12)	$(0.46)
Loss from discontinued operations, net of tax expense (benefit)	$-	$(0.09)	$-	$(0.09)
Net loss per common share - basic and diluted	$(0.05)	$(0.32)	$(0.12)	$(0.56)

Basic and diluted weighted average number of common shares outstanding	11,503,294	5,817,053	11,414,481	5,361,577

See accompanying notes to these condensed consolidated financial statements.

ASSURED PHARMACY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
FOR THE SIX MONTHS ENDED JUNE 30, 2014
(Unaudited)

	ASSURED PHARMACY, Inc. Stockholders

			Series A		Series C		Series B
	Common Stock		Preferred Stock		Preferred Stock		Preferred Stock		Additional		Total
									Paid In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance December 31, 2013	10,255,693	$10,256	1,466	$1	813	$1	5,124	$5	$38,142,048	$(48,617,972)	$(10,465,661)

Issuance of common stock in lieu of interest on refinancing	420,694	420							62,684		63,104

Issue of common stock for make-whole adjustment on private placement	826,907	827							114,940		115,767

Milestone adjustement for preferred stock										(662,057)	(662,057)

Net loss										(673,512)	(673,512)

Balance June 30, 2014	11,503,294	$11,503	1,466	$1	813	$1	5,124	$5	$38,319,672	$(49,953,541)	$(11,622,359)

See accompanying notes to these condensed consolidated financial statements.

ASSURED PHARMACY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2014 AND 2013
(Unaudited)

	Six months ended June 30,
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss applicable to common stock	$(673,512)	$(2,980,535)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property and equipment	13,915	15,620
Amortization of debt issuance costs	2,737	19,534
Amortization of discount on debt	27,603	175,745
Stock based compensation	99,937	426,778
Issuance of comm on stock in lieu of debenture interest	-	45,467
Gain on extinguishment of debentures	(213,433)	-
Provision for accounts receivable doubtful accounts	15,540	4,404
Recoveries of other receivables doubtful accounts	(7,757)	(40,097)
Loss on change in fair value of forward contract	-	97,632
Impairment of goodwill	-	697,766
Gain on change in fair value of derivative	(126,691)	-
Gain on change in fair value of warrant liability	(444,016)	(138,331)

Changes in operating assets and liabilities:
Accounts receivable	282,106	264,263
Inventories	40	137,888
Prepaid expenses and other current assets	67,859	(25,882)
Other receivables	11,880	63,039
Accounts payable and accrued liabilities	478,907	400,511

Net cash used in operating activities	(464,885)	(836,198)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(11,736)	(47,649)
Net cash used in investing activities	(11,736)	(47,649)

CASH FLOWS FROM FINANCING ACTIVITIES:

Repayment of notes payable	(10,340)	(43,320)
Proceeds from issuance of common stock	-	860,000
Payment of issuance costs for common stock	-	(45,810)
Proceeds from issuance of Series A preferred stock	-	60,000
Proceeds from notes payable, related party	440,000	-
Proceeds from advances on revolving note	80,000	-
Repayment of advances on revolving note	(50,000)	-
Repayment of convertible debentures	(11,116)	-
Proceeds from advances on shareholder revolving note	50,000	270,500
Repayment of advances on shareholder revolving note	-	(229,500)
Net cash provided by financing activities	498,544	871,870

Net decrease in cash	21,923	(11,977)

Cash at beginning of period	2,856	21,298
Cash at end of period	$24,779	$9,321

See accompanying notes to these condensed consolidated financial statements.

ASSURED PHARMACY, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.     BASIS OF PRESENTATION AND PLAN OF OPERATIONS

The unaudited condensed interim consolidated financial statements as of and for the three and six months ended June 30, 2014 and 2013 have been prepared by Assured Pharmacy, Inc. (the “Company”) in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial reporting.  These consolidated statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary for a fair statement for the periods presented.  The year-end consolidated data was derived from audited financial statements but does not include all disclosures required by GAAP.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. The results of operations for the three and six months ended June 30, 2014 are not necessarily indicative of the results to be expected for the full fiscal year.

These unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company and notes thereto included in the audited annual financial statements for the year ended December 31, 2013 filed as part of the Company’s Annual Report on Form 10-K/A on April 25, 2014.

Going Concern Considerations

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business. As of June 30, 2014, the Company had an accumulated deficit of approximately $50.0 million and, recurring losses from operations. The Company also had negative working capital of approximately $5.9 million and debt with maturities within one year in the amount of approximately $4.5 million as of June 30, 2014.

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

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The summary of significant accounting policies presented below is designed to assist in understanding the Company’s consolidated financial statements. Such financial statements and accompanying notes are the representations of the Company’s management, which is responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States (“U.S. GAAP”) in all material respects, and have been consistently applied in preparing the accompanying consolidated financial statements.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant inter-company accounts and transactions have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. Significant estimates and assumptions involved include the collectability of accounts receivable, accounting for stock-based compensation and other stock-based payments, convertible debt issuances, the valuation of the deferred tax asset, inventory, warrant liability and long-lived assets valuation.  Actual results could materially differ from these estimates.

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

The Company’s pharmacies are subject to licensing and regulation by the health, sanitation, safety, building and fire agencies in the state or municipality where located. Difficulties or failures in obtaining or maintaining the required licensing and/or approvals could prevent the continued operations of such pharmacies. Management believes that the Company is operating in compliance with all applicable laws and regulations.

Revenue Recognition

The Company recognizes revenue from prescriptions dispensed on an accrual basis when the product is delivered to or picked up by the customer. Payments are received directly from the customer at the point of sale, or the customers’ insurance provider is billed electronically. For third party medical insurance and other claims, authorization to ensure payment is obtained from the customer’s insurance provider before the medication is dispensed to the customer. Authorization is obtained for these sales electronically and a corresponding authorization number is issued by the customers’ insurance provider.

Discontinued Operations

Discontinued operations include our Gresham and Riverside pharmacies that were closed in August 2013 due to our Company’s financial condition. Management considered several factors in determining which two pharmacies to close, including historical financial performance, regulatory costs, current sales prospects, geographic and physical location and strength of existing physician relationships.  After consideration of these factors, management closed our Gresham and Riverside pharmacies.  These closures met the discontinued operations criteria and, accordingly, are included in discontinued operations for all periods presented.

Accounts Receivable and Allowances

The Company’s accounts receivable consist of amounts due from third party medical insurance carriers, pharmacy benefit management companies, patients and credit card processors. Management periodically reviews the accounts receivable to assess collectability and estimate potential doubtful accounts.  Accounts receivable are written-off after collection efforts have been completed in accordance with the Company’s policies.  The doubtful accounts allowance reduces the carrying value of the account receivable.

In March 2014, the Company entered into a $600,000 Non-Disclosable Revolving Line of Credit Loan with Third Coast Bank SSB due on March 25, 2015.  The loan is not subject to an interest rate, but is subject to service charges based on the amount of funds advanced.  The credit facility allows for the sale of receivables at collectible value less a 10% reserve to be maintained based on the outstanding balance of receivables sold. The loan is secured by the Company’s accounts receivable and is guaranteed by Pinewood Trading Fund, LP, a related party.  The Company recorded the sale of the accounts receivable by reducing the accounts receivable for the accounts receivable sold with recourse, net of the 10% reserve required.

In June 2014, the Company entered into a modification of the $600,000 Non-Disclosable Revolving Line of Credit due March 25, 2015 whereby the Revolving Line of Credit was increased to $1,200,000 and the maturity date was extended to June 5, 2015.

The Company’s accounts receivables are detailed as follows:

	June 30, 2014	December 31, 2013
Accounts receivable

Third party medical insurance and other	$598,903	$324,095

Allowance for doubtful accounts	(7,771)	(130)

Accounts receivable sold with recourse, net of reserve	(561,234)	-

Total accounts receivable, net	$29,898	$323,965

The provision for bad debts for the six months ended June 30, 2014 and 2013 was $18,912 and $9,564, respectively.

Stock-based Compensation

The Company issues options and restricted shares of common stock to employees and consultants.  Stock option and restricted share awards are granted at the fair market value of the Company’s common stock on the date of grant.

The Company records all share-based payments at fair value. The total applicable compensation cost is amortized on a straight-line basis over the requisite service period, which is generally the vesting period.

For the six months ended June 30, 2014 and 2013, the Company recognized $99,937 and $426,778, respectively, in compensation expense which is included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations.

Reclassification

Certain prior year amounts have been reclassified to conform to the 2014 financial statement presentation.  The reclassifications did not affect net loss attributable to the Company, cash flows, assets, liabilities or equity for the periods presented.

Basic and Diluted Loss per Common Share

The Company computes loss per common share using Accounting Standards Codification (“ASC”) 260 “Earnings Per Share.” Basic loss per share is computed by dividing net loss applicable to common shareholders by the weighted average number of common shares outstanding for the reporting period. Diluted loss per share reflects the potential dilution that could occur if securities or other contracts, such as stock options and warrants to issue common stock, were exercised or converted into common stock. Because the Company has incurred net losses and there are no dilutive potential common shares, basic and diluted loss per common share are the same.

Recent Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exist, which is included in ASC Topic 740 (Income Taxes).  ASU 2013-11 requires an entity to net its liability for unrecognized tax positions against a net operating loss carryforward, a similar tax loss or a tax credit carryforward when settlement in this manner is available under the tax law.  The provisions of this new guidance are effective for reporting periods beginning after December 15, 2013.  The guidance is not expected to have a material impact on our statement of operations, financial position, or cash flows.

In April 2014, the FASB issued ASU No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (“ASU 2014-08”) which amended the FASB’s guidance for reporting discontinued operations and disposals of components of an entity under Accounting Standards Codification Subtopic 250-20. The guidance as amended by ASU 2014-08 raises the threshold for a disposal to qualify as a discontinued operation by requiring that a disposal representing a strategic shift that has (or will have) a major effect on an entity’s financial results or a business activity classified as held for sale be reported as such. The amendments also expand the disclosure requirements regarding the assets, liabilities, revenues and expenses of discontinued operations and add new disclosure requirements for individually significant dispositions that do not qualify as discontinued operations. The amendments are effective prospectively for fiscal years beginning after December 15, 2014, and interim reporting periods within those years (early adoption is permitted only for disposals that have not been previously reported). The implementation of the amended guidance is not expected to have a material impact on the Company’s consolidated financial statements.

In June 2014, the FASB issued ASU No. 2014-12, Compensation - Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide that a Performance Target Could be Achieved after the Requisite Service Period (“ASU 2014-12”). ASU 2014-12 requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant date fair value of the award. This ASU further clarified that compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. ASU 2014-12 is effective for interim and annual reporting periods beginning after December 15, 2015, with early adoption permitted. The Company does not anticipate that the adoption of this standard will have a material impact on its consolidated financial statements.

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

Management believes that the carrying amounts of the Company’s financial instruments, consisting primarily of cash, accounts receivable, accounts payable and accrued expenses approximated their fair values at June 30, 2014 and December 31, 2013, due to their short-term nature.

Management also believes that the June 30, 2014 and December 31, 2013 interest rates associated with the notes payable approximates the market interest rates for these types of debt instruments and as such, the carrying amount of the notes payable approximates their fair value.

Common Stock Warrant Liability

The Company accounts for its common stock warrants under ASC 480, “Distinguishing Liabilities from Equity,” which requires any financial instrument, other than an outstanding share, that, at inception, embodies an obligation to repurchase the issuer’s equity shares, or is indexed to such an obligation, and it requires or may require the issuer to settle the obligation by transferring assets, would qualify for classification as a liability. The guidance required the Company’s outstanding warrants from private placements to be classified as liabilities and to be fair valued at each reporting period, with the changes in fair value recognized as a change in fair value of warranty liability in the Company’s consolidated statements of operations. Specifically, the warrants issued in connection with private placements grant the warrant holder certain anti-dilution protection providing exercise price adjustments in the event that any common stock or common stock equivalents are issued at an effective price per share that is less than the exercise price per share.  Upon exercise or expiration of the warrants, the fair value of the warrant at that time will be reclassified to equity from a liability.  The following table is a summary of the warrant liability activity measured at fair value using Level 3 inputs:

Warrant Liability

Balance at December 31, 2013	$1,060,353

Granted	167,532
Cancelled, forfeited or expired	(24,120)
Change in fair value of common stock warrants	(444,016)

Balance at June 30, 2014 (unaudited)	$759,749

Forward contracts

As part of our 2013 private placement of common stock, the Company also agreed that the 38,462 shares of common stock included in the units are subject to increase and the $0.65 per share value is subject to decrease, in each case based on the level of the Company’s consolidated net revenues derived during our 2013 fiscal year (the “Make-Whole Adjustments”) (see Note 6 Common Stock for further details).  The Company separately valued the forward contracts using Level 3 inputs.  The fair value of the forward contracts of $115,767 was recorded as a liability and is included in accounts payable and accrued expenses on the Consolidated Balance Sheet as of December 31, 2013.   The following table is a summary of the forward contract liability activity measured at fair value using Level 3 inputs:

Forward Contract Liability

Balance at December 31, 2013	$115,767

Granted	-
Cancelled, forfeited or expired	(115,767)
Change in fair value	-

Balance at June 30, 2014 (unaudited)	$-

Derivative Liability

The derivative relates to the conversion feature into common stock at an initial rate of 2,000 common shares for each share of Series D Preferred Stock, subject to adjustment for certain anti-dilution protection and provides exercise price adjustments in the event that any common stock or common stock equivalents are issued at an effective price per share that is less than the exercise price per share (see Note 5 Redeemable Convertible Preferred Stock for further details).  Management analyzed the terms of the conversion option and concluded that the conversion feature was derivative since it met the definition of a derivative and did not qualify for any of the exceptions. The Company therefore separately valued the derivative contracts using Level 3 inputs.  The fair value of the derivatives was recorded as a derivative liability on the Consolidated Balance Sheet as of June 30, 2014 and December 31, 2013.   The following table is a summary of the derivative liability activity measured at fair value using Level 3 inputs:

Derivative Liability

Balance at December 31, 2013	$312,088

Granted	-
Cancelled, forfeited or expired
Change in fair value	(126,691)

Balance at June 30, 2014 (unaudited)	$185,397

4.      NOTES PAYABLE AND UNSECURED CONVERTIBLE DEBENTURES

The table below summarizes the Company’s notes payable and unsecured convertible debentures as of June 30, 2014:

	Related Party	Unrelated	Total

Secured debt	$-	$3,804,111	$3,804,111
Revolving credit facilities	527,000	30,000	557,000
Other notes and debt	440,000	42,068	482,068
Total notes payable	$967,000	$3,876,179	$4,843,179

Unsecured convertible
debentures, net of discount	$-	$1,498,954	$1,498,954

Total debt	$967,000	$5,375,133	$6,342,133

Unsecured Convertible Debentures

The Company completed various sales through private placements of senior convertible debentures to accredited investors.  The debentures were convertible into shares of the Company’s common stock at an initial conversion price of $1.26 per share on an as converted basis, subject to adjustment.  A consent and waiver was obtained from the majority of the Series A and C Preferred holders and a waiver was obtained from a majority of the Series B Preferred holders as required in the certificate of designation.  From September 2012 through February 2013, the investors in our 2011 private placements consented to a partial anti-dilution adjustment in conversion price to $0.90 per share in the event of the minimum offering being achieved in a private placement of common stock and warrants.  In February 2013, the minimum offering was achieved resulting in an adjusted conversion price of $0.90 per share for a total of 2,072,654 common shares on an as converted basis, subject to adjustment for stock dividends, stock splits and related distributions

As part of the private placements, the investors received warrants to purchase shares of the Company’s common stock.  The warrants were initially exercisable for a period of three years from the date of issuance at an initial exercise price of $1.512, subject to adjustment (see Note 6 Stock Warrants for further details). The investor may exercise the warrant on a cashless basis if the shares of common stock underlying the warrant are not then registered pursuant to an effective registration statement.  The outstanding warrants are subject to certain anti-dilution protection clauses which provide exercise price adjustments in the event that any common stock or common stock equivalents are issued at an effective price per share that is less than the exercise price per share.  Accordingly, the fair value of the stock warrants is classified as a warrant liability on the accompanying condensed consolidated balance sheets as of June 30, 2014 and December 31, 2013.

As of June 30, 2014, we had the following unsecured convertible debentures outstanding to the following:

	Amount	Maturity Date	Interest Rate	# of Warrants

HCI	$1,150,000	June 30, 2016	10.0%	1,920,007
AQR	200,000	December 1, 2012	20.0%	576,002
CNH	100,000	December 1, 2012	20.0%	288,003
Coventry	188,884	April 1, 2016	16.0%	575,999
Total	1,638,884			3,360,011
Less debt discount	(139,930)
Debentures, net	$1,498,954

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

AQR & CNH

In August 2011, the Company issued an aggregate total of $300,000 in senior convertible debentures to AQR Opportunistic Premium Offshore Fund, LP (“AQR”) and CNH Diversified Opportunities Master Account, LP (“CNH”).  Due to our current financial condition, we did not make the periodic redemption payments of $75,000 due on June 1, 2012 and September 1, 2012 and the final payment due of $150,000 on or before December 1, 2012.  Upon default, amounts owed become immediately payable to the debenture holder upon issuance of a notice of default.  The debenture holders have issued a notice of default relating to our failure to make the periodic redemption payments on June 1, 2012 or September 1, 2012 or the final payment of $150,000 due on December 1, 2012 under the debenture agreement.  In August 2013, the two holders filed a lawsuit against the Company for payment of past due amounts (See Note 9 Legal Matters for further details).  In March 2014, the issuance of warrants to Series D Preferred Stock holders as part of the milestone provision with an effective conversion price of $0.40 per share qualified as a dilutive issuance per the terms of the convertible debenture.  No waivers were obtained from the two debenture holders that were holding an aggregate total of $300,000 debentures.  The anti-dilution adjustment reduced the conversion price from $0.50 to $0.40 per share.  The amounts due on the debentures are classified as current at June 30, 2014 and December 31, 2013.

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

Interest expense related to the unsecured convertible debentures for the six months ended June 30, 2014 and 2013 was $138,911 and $438,213, respectively.  Interest expense for the six months ended June 30, 2014 and 2013 included $108,571 and $242,934 at the stated rate, $27,603 and $175,745 in amortization of debt discount and $2,737 and $19,534 in amortization of deferred financing cost, respectively.  The effective interest rate on convertible debentures was calculated as 17.2% and 29.6% for the six months ended June 30, 2014 and 2013, respectively.

As of June 30, 2014, the outstanding balance on unsecured convertible debentures, net of discounts was $1,498,954 with $396,664 classified as current.  The outstanding debentures are convertible into an aggregate total of 2,755,544 common shares.

Secured Debt

In February 2013, the Company entered into a secured loan agreement with our primary wholesaler. Under the terms of this agreement, the Company received a one-year loan of $3,828,527 with an interest rate of 6.25% per annum, with interest payable monthly. Monthly payment requirements were $27,000 per month for four consecutive months, followed by four consecutive monthly payments of $37,000, followed by three consecutive monthly payments of $42,000, with remaining principal and interest due February 1, 2014. The proceeds from the note were simultaneously exchanged for $3,534,793 in outstanding vendor invoices and $293,734 in a secured note payable with the same primary wholesaler. The note is secured by all of the assets of the Company and its subsidiaries through UCC-1 filings.  As part of the agreement, the Company is required to purchase a minimum of $500,000 in monthly purchases each month.  The secured loan was subsequently extended with monthly payment requirements of $42,000, with remaining principal and interest due February 1, 2016.

As of June 30, 2014, the outstanding principal balance on the note was $3,804,111. Due to our current financial condition, we have not made principal and interest payments in the amount of $359,243 as required by the agreement.  In addition, we have not met our minimum monthly purchase requirements of $500,000 per month.  In March 2014, we entered into a Forbearance Agreement with H.D. Smith Wholesale Drug Co. (“H.D. Smith”) in which the lender agreed to forbear from accelerating the outstanding balance of the Note and from instituting collection efforts from the date of the agreement through July 1, 2014 provided certain conditions are met, but not limited to Assured:  (1) seeking new financing arrangements to improve its business viability, (2) providing financial statements to H.D. Smith on a monthly basis, (3) communicating with H.D. Smith regarding its business and financial position on a regular basis, and at the request of H.D. Smith, (4) making payments on the note when it is reasonably able to do so, (5) not entering into any agreements with any of their creditors that might impair their ability to perform under the agreement, and (6) ensuring that H.D. Smith is fully informed at all times of all matters relating to the operation of Assured’s businesses, including any planned changes in key personnel or material changes in the manner of operating such businesses.  Due to our financial condition, we were unable to make the required payment on July 1, 2014 and we are currently in negotiations with the lender to restructure the terms of the note.

Revolving Credit Facilities

Brockington Securities, Inc. - Revolver

In March 2009, the Company entered into a Revolving Line of Credit Agreement with Brockington Securities Inc., a related party, for a credit limit of $300,000 with a term of one year bearing interest of 12% per annum. Under the terms of the agreement, the Company could request advanced payments from time to time, provided, however, any requested advance will not, when added to the outstanding principal advanced of all previous advances, exceed the credit limit. The Company could repay accrued interest and principal at any time, however no partial repayment would relieve the Company of the obligation of the entire unpaid principal together with any accrued interest and other unpaid charges.  There are no financial covenants that the Company is required to maintain.

The agreement has been subsequently extended.  The latest extension occurred in December 23, 2013, pursuant to a Modification and Extension Agreement to the Revolving Line of Credit Agreement dated March 10, 2009, in which the term of the loan was modified and the maturity date of the loan was extended to August 30, 2016 by mutual consent.  On November 12, 2012, the credit limit was increased to $500,000, pursuant to an Amendment Agreement to the Revolving Line of Credit Agreement dated March 10, 2009.  All additional terms of the loan remain unchanged and the Company was not in violation of any provisions of the loan agreement.

In May 2014, the credit limit was increased to $600,000 pursuant to an Amendment Agreement to the Revolving Line of Credit Agreement dated March 10, 2009.

As of June 30, 2014, the outstanding balance on the revolving line of credit was $527,000.

Third Coast Bank – Revolver

In December 2013, the Company entered into a revolving Promissory Note with Third Coast Bank SSB, for a credit limit of $30,000 with a term of one year bearing a variable interest rate of prime plus .500 percentage points with an interest rate floor of 5.00% per annum.  The Promissory Note was guaranteed by Pinewood Trading Fund, LP, a related party.

As of June 30, 2014, the outstanding balance on the revolving line of credit was $30,000.

Other Notes and Debt

TPG, LLC

On December 15, 2006, the Company entered into a Share Purchase Agreement (the “Share Agreement”) with TPG, LLC pursuant to which the Company purchased 49 shares of common stock of Assured Pharmacies, Inc. (“API”) for 50,000 shares of common stock of the Company and a $460,000 note payable.  The note is payable in $5,000 monthly installments through November 2007 and $15,000 monthly installments with the remaining balance due at maturity, February 15, 2009.  The Company did not comply with the note terms due to its distressed financial condition.

In December 2013, the parties entered into a Fourth Amendment to the Share Agreement between the Company and TPG, LLC. The maturity date of the note was extended from July 2013 to September 1, 2015.  We issued 200,000 shares of the Company’s common stock and agreed to pay the remaining outstanding balance of $60,000 together with accrued interest at the rate of prime plus 2% per annum commencing from December 19, 2013, as follows:

(a)  Six consecutive monthly installments of $2,000 on or before the 1st of each month commencing in December 2013 through May 2014.

(b)  Sixteen consecutive monthly installments of $3,000 on or before the 1st of each month, commencing in June 2014 through September 2015.

As of June 30, 2014, the outstanding principal balance on the note was $42,068.

Pinewood Notes

In January 2014, we entered into a $200,000 note agreement with Pinewood Trading Fund, LP (“Pinewood”), a related party with a maturity date of January 28, 2016. The note bears an interest rate of 16% per annum payable on July 1 and January 1 of each calendar year.  Unless otherwise instructed by Pinewood, the accrued and unpaid interest shall be paid in duly authorized, validly issued, fully paid and non-assessable shares of the Company’s common stock. As of June 30, 2014, the outstanding balance on the note was $214,078, which includes $14,078 in accrued but unpaid interest.

In February and March 2014, the Company entered into short term promissory notes with Pinewood, a related party for an aggregate total of $240,000.  The short term notes bear an interest rate of 12.0% per annum and mature on April 30, 2014.

As of June 30, 2014, the aggregate outstanding balance on the notes was $275,058, which includes $25,058 in accrued but unpaid interest.  As of August 14, 2014, the Company has not repaid the short term promissory note and is currently in negotiations to restructure the repayment terms of the note.

5.  REDEEMABLE CONVERTIBLE PREFERRED STOCK

On September 1, 2013, the Company entered into a Stock Purchase Agreement (“SPA”) with Pinewood Trading Fund, LP, (“Pinewood”) an existing shareholder (related party) to purchase up to 3,000 shares of Series D Convertible Preferred Stock at $1,000 per share.

In November 2013, the Company designated 15,000 shares to Series D Preferred Stock.  The Series D Preferred rank senior to the Series A Preferred, Series C and Series B Preferred which ranks senior to the Company’s common stock with respect to the payment of any dividends and amounts upon liquidation or dissolution.

Pinewood must approve certain corporate actions of the Company, regardless of the total Common Stock votes for or against such actions. Such actions include, but are not limited to: any increase or decrease in the authorized number of shares of Common Stock or Preferred Stock; the delisting of any of the Company’s securities from the OTCQB or any national securities exchange; any redemption or repurchase with respect to the Common Stock or Preferred Stock; any liquidation, dissolution or winding-up of the business and affairs of the Company; any material modification or deviation from the Company’s annual business plan and operating budget; any payment or declaration of a dividend or other distribution on any shares of Common Stock or Preferred Stock made by the Board of Directors; and any change in the principal business of the Company. In addition to the foregoing, holders of the Series D Preferred Stock have the right to elect one director of the Company so long as at least 35% of the Series D Preferred Stock are issued and outstanding.  Each share of Series D Preferred Stock is convertible into 2,000 shares of the Company’s common stock.

In addition, Pinewood may, but is not obligated to, nominate one Director to add to the Company’s existing Board currently comprised of four people (for a total of five directors).  The Company is further restricted, precluded, and prohibited from increasing the number of directors beyond four or five should Pinewood elect to nominate a director) without the consent of Pinewood.  This gives Pinewood the ability without restriction or notice to install a board member at any time, subject to applicable law and the Company’s charter document, at Pinewood’s sole discretion.

Preferred Stock Private Placements

In November 2013, the Company issued 800 shares of Series D Preferred Stock to Pinewood Trading Fund, LP, a related party, for $1,000 per share for an aggregate purchase price of $800,000. For each share of Series D Preferred Stock purchased, two five-year warrants were issued as follows: (i) a Series A Warrant to purchase 2,000 shares of the Company’s common stock; and (ii) a Series B Warrant to purchase 2,000 shares of common stock.

In December 2013, the Company issued 200 shares of Series D Preferred Stock to Pinewood Trading Fund, LP, a related party for $1,000 per share for an aggregate purchase price of $200,000. For each share of Series D Preferred Stock purchased, two five-year warrants were issued as follows: (i) a Series A Warrant to purchase 2,000 shares of the Company’s common stock; and (ii) a Series B Warrant to purchase 2,000 shares of common stock.

In December 2013, the Company issued 20 shares of Series D Preferred Stock to Craig Eagle, a director of the Company, for $1,000 per share for an aggregate purchase price of $20,000. For each share of Series D Preferred Stock purchased, two five-year warrants were issued as follows: (i) a Series A Warrant to purchase 2,000 shares of the Company’s common stock; and (ii) a Series B Warrant to purchase 2,000 shares of common stock.

In December 2013, the Company issued 50 shares of Series D Preferred Stock to an existing investor for $1,000 per share for an aggregate purchase price of $50,000. For each share of Series D Preferred Stock purchased, two five-year warrants were issued as follows: (i) a Series A Warrant to purchase 2,000 shares of the Company’s common stock, par value $0.001 per share; and (ii) a Series B Warrant to purchase 2,000 shares of common stock.

As part of the private placements, the investors received warrants to purchase an aggregate of 4,280,000 shares of the Company’s common stock.  The warrants are exercisable for a period of five years from the date of issuance at an initial exercise price of $0.50, subject to adjustment.  The investor may exercise the warrant on a cashless basis if the shares of common stock underlying the warrant are not then registered pursuant to an effective registration statement.  The outstanding warrants are subject to certain anti-dilution protection clauses which provide exercise price adjustments in the event that any common stock or common stock equivalents are issued at an effective price per share that is less than the exercise price per share.  Accordingly, the stock warrants are classified as a warrant liability on the accompanying consolidated balance sheets as of June 30, 2014 and December 31, 2013.

The Securities Purchase Agreement (“SPA”) contains a Milestone Adjustment provision.    If by March 1, 2014, the Company’s income, on a Special Adjustment Basis (“SAB”) for the period beginning on January 1, 2014 and ending on February 28, 2014 (the “Measurement Period”) is not positive, on a SAB, then the Company will immediately issue (after the cash-flow on SAB calculation is final) to Investors, pro rata based on their ownership of Series D Preferred Stock, an aggregate additional (i) 2,400 shares of Series D Preferred Stock and (ii) for each share of Series D Preferred Stock issued above, one Series A Warrant and one Series B Warrant; and the exercise price of all warrants then held by the Investors (including the Warrants and any previously issued warrants of the Company then held by Investors) shall be reduced to $0.40, which number shall be subject to adjustment for issuances or circumstances following the Closing Date that would otherwise result in an adjustment to the exercise price of any such warrant In addition, if the milestone adjustment is required, Pinewood shall be entitled thereafter to elect a majority of the Board of Directors, to be accomplished in any manner that Pinewood deems most expedient and in compliance with applicable laws and the Company’s charter documents. The SAB shall be based on the trailing two month net income of the Company, excluding stock-based compensation and non-cash other (non-operating) expenses.  The Company believed that it could achieve this goal by March 1, 2014, but it did not.  The milestone adjustment feature is not free standing from the Series D Preferred Stock and will not be separately classified from the preferred security.  The fair value of the milestone adjustment will be recorded if the milestone adjustment is required.

In March 2014, the Company did not meet the requirements of the Milestone Provision of the Series D Preferred of reaching positive net income on a Special Adjusted Basis (“SAB”) for the trailing two months ending February 2014.  As a result, the Company issued an additional 856 shares of Series D Preferred stock and additional 3,424,000 warrants to purchase common stock at $0.40 to the Series D holders.  In addition, the exercise price on warrants to purchase an aggregate total of 4,280,000 common shares has been reduced to $0.40 per share.  Pinewood is also entitled to elect a majority of the Board of Directors, to be accomplished in any manner that it deems most expedient and in compliance with applicable laws and the Company’s charter documents.  The Company recorded a $662,057 milestone adjustment for preferred stock, which is a deemed dividend distribution for accounting purposes.

The SPA also contains a mandatory redemption provision. If, as of January 1, 2016: (i) the Common Stock has traded on the 20 trading days prior to January 1, 2016 at an average closing price of less than $1.00; or (ii) the Common Stock has had during the 30 trading days prior to January 1, 2016 an average daily trading volume of less than 70,000 shares, then the Company shall immediately, to the extent it may lawfully do so, redeem all outstanding shares of Series D Preferred Stock at a purchase price of $2,000 per share, plus a cumulative preference of 8% per annum compounded annually. Such redemption shall have preference over redemption of any other class of shares.

If the mandatory redemption does not occur within 10 business days, then payments to the Convertible Debt holders shall be subordinated, pursuant to that certain Subordination Agreement executed by the Convertible Debt holders, until the shares of Series D Preferred Stock are redeemed.  If the mandatory redemption does not occur within 60 business days, Pinewood shall have the right to elect a majority of the Company’s Board of Directors, and may seek a sale of the Company, subject to the determination of the Board of Directors.

Failure to immediately redeem the Series D Preferred shares will, at Pinewood’s election, result in the Company immediately issuing to Pinewood an additional (i) 2,400 shares of Series D Preferred Stock and (ii) for each share of Series D Preferred Stock issued above, one Series A Warrant and one Series B Warrant, and the exercise price of all warrants then held by Pinewood (including the Warrants and any previously issued warrants of the Company then held by Investor) shall be reduced to $0.10 (ten cents) (which number shall be subject to adjustment for issuances of circumstances following the Closing that would otherwise result in an adjustment to the exercise price of any such warrant).

The mandatory redemption feature is not freestanding from the Series D Preferred stock and will not be separately classified from the preferred security.  Since the mandatory redemption is conditioned upon the Company’s stock price and volume which are note solely within the control of the issuer and the price and date are fixed, the Series D Preferred are classified as temporary equity on the consolidated balance sheets as of June 30, 2014 and December 31, 2013.  Management analyzed the terms of the mandatory redemption feature and evaluated whether it was probable that the instruments will become redeemable and concluded that it was probable that the instruments will become redeemable.  Management elected to recognize changes in the redemption value immediately as they occur and adjusted the redemption value as if it were also the redemption date for the instrument.  As a result, management increased the carrying value of the preferred instrument by $2,192,588 for the redemption feature on preferred stock in the year ended December 31, 2013.  The redemption feature on preferred stock is a deemed dividend distribution for accounting purposes.

The Series D Preferred stock includes a conversion feature in which each share of Series D Preferred Stock is initially convertible into 2,000 shares of the Company’s common stock. Management analyzed the terms of the conversion option and concluded that the conversion feature was derivative since it met the definition of a derivative and did not qualify for any of the exceptions. The initial aggregate fair value of the derivatives was determined to be $238,171 which was recorded as a derivative liability on the Consolidated Balance Sheet as of December 31, 2013 (See Note 3 Derivative Liability for further details).

The Company allocated the proceeds of these preferred issuances, by first allocating the proceeds to warrant liability and derivative liability based on fair value and then allocated the remaining residual proceeds, net of closing costs to the preferred stock security.

As of June 30, 2014, an aggregate total of 1,926 Series D Shares had been issued, which is convertible into 3,852,000 shares of common stock.

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

As of June 30, 2014, the Company issued a total of 559 shares of Series A Preferred for $558,500 to Mosaic under the 2009 Securities Purchase agreement. Each share of Series A Preferred is convertible into 1,111 shares of common stock.  As of June 30, 2014, no shares of Series A Preferred issued to Mosaic have been converted into common stock.

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

The table below summarizes the Company’s outstanding convertible preferred stock as of June 30, 2014 and December 31, 2013:

	June 30, 2014			December 31, 2013

Convertible Preferred Stock	Number of Preferred Shares	Number of Common Shares if Converted	Weighted Average Conversion Price	Number of Preferred Shares	Number of Common Shares if Converted	Weighted Average Conversion Price

Series A Preferred	1,466	1,629,006	$0.90	1,466	1,629,006	$0.90
Series B Preferred	5,124	5,693,344	$0.90	5,124	5,693,344	$0.90
Series C Preferred	813	902,778	$0.90	813	902,778	$0.90
Total	7,403	8,225,128	$0.90	7,403	8,225,128	$0.90

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

Stock Warrants

Historically, the Company issued common stock warrants to investors and placement agents in private placements of convertible debentures, common stock and preferred stock from 2009 to 2013. The outstanding warrants are subject certain anti-dilution protection clauses which provide exercise price adjustments in the event that any common stock or common stock equivalents are issued at an effective price per share that is less than the exercise price per share.  Accordingly, the stock warrants are classified as a warrant liability on the accompanying condensed consolidated balance sheets as of June 30, 2014 and December 31, 2013.

The estimated fair value of these warrants was determined using a lattice stock option pricing model on the issuance date, assuming that there will be no dividends, using the applicable exercisable periods, a risk-free interest rate, and an expected volatility.

In February 2014, an additional 320,000 warrants were issued to HCI, a holder of 1,600,007 warrants as part of the modification and extension transaction (See Note 4 HCI for further details).

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

In March 2014, the issuance of warrants to Series D preferred stock with an effective exercise price of $0.40 per share qualified as a dilutive issuance per the terms of the warrant.  (See Note 5 Preferred Stock Private Placements for further details). No waivers were obtained from three debenture holders that were holding an aggregate total of 1,440,004 warrants regarding the dilutive issuance.  The anti-dilution adjustment reduces the exercise price of the existing warrants from $0.50 to $0.40 and requires the issuance of an additional 360,001 warrants to the three investors.

In March 2014, the issuance of warrants to Series D preferred stock with an effective exercise price of $0.40 per share qualified as a dilutive issuance per the terms of the warrant.  (See Note 5 Preferred Stock Private Placements for further details). No waivers were obtained from eleven warrant holders that participated in our 2013 private placement of common stock  that were holding an aggregate total of 2,538,000 warrants regarding the dilutive issuance.  The anti-dilution adjustment reduces the exercise price of the existing warrants from $0.50 to $0.40 and requires the issuance of an additional 634,502 warrants to the eight investors and three placement agents.

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

Expected Term

The Company uses the related exercise period of the warrant or option as the expected term.

A summary of the warrants issued in connection with financing transactions is presented in the table below:

	Number of Shares	Weighted Average Exercise Price

Outstanding and Exercisable at December 31, 2013	14,394,914	$0.58

Granted	-	$-
Exercised	-	$-
Cancelled, forfeited or expired	(719,999)	$0.40
Anti-dilution adjustments:
Initial grant	(9,858,011)	$0.56
Initial grant re-pricing	9,858,011	$0.46
Additional warrants granted	4,738,503	$0.42

Outstanding and Exercisable at June 30, 2014 (unaudited)	18,413,418	$0.46

The following table summarizes information about warrants outstanding and exercisable as of June 30, 2014:

	Outstanding			Exercisable

Exercise Price	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)

$0.09	1,083,334	$0.09	5.00	1,083,334	$0.09	5.00

$0.40	11,956,508	$0.40	3.32	11,956,508	$0.40	3.32

$0.60	3,453,569	$0.60	5.17	3,453,569	$0.60	5.17

$0.75	1,920,007	$0.75	2.30	1,920,007	$0.75	2.30

	18,413,418	$0.46	3.87	18,413,418	$0.46	3.87

7.     STOCK-BASED COMPENSATION

Restricted Shares of Common Stock

During the six months ended June 30, 2013, the Company issued 220,000 restricted share grants to consultants and directors as compensation for services, the Company did not issue restricted share grants in the three months ended June 30, 2014.

The Company recognized $99,937 and $175,500 in stock compensation expense related to restricted share grants and is included in selling, general and administrative expenses in the consolidated statement of operations for the three and six months ended June 30, 2014, and 2013, respectively.  As of June 30, 2014, there was no unrecognized compensation cost related to restricted share awards.

Stock Warrants

Historically, the Company issued warrants to purchase common stock to employees and consultants as compensation for services.   The Company amortizes the fair value of the stock warrants to expense ratably over the related service period.

The following table summarizes the warrants outstanding and the number of shares of common stock subject to exercise as of June 30, 2014 and December 31, 2013:

	Employees		Services

	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Outstanding and Exercisable at December 31, 2013	-	$-	850,000	$0.96

Warrants granted	-	-	-	-
Warrants exercised	-	-	-	-
Warrants expired/cancelled	-	-	(20,000)	1.80

Outstanding and Exercisable at June 30, 2014 (unaudited)	-	$-	830,000	$0.93

 The following table summarizes information about stock warrants outstanding and exercisable as of June 30, 2014:

	Outstanding			Exercisable

Range of Exercise Price	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)

$0.65	600,000	$0.65	3.82	600,000	$0.65	3.82

$1.52 - $1.80	230,000	$1.68	2.16	230,000	$1.68	2.16

	830,000	$0.93	3.36	830,000	$0.93	3.36

Stock compensation expense related to stock warrants for the six months ended June 30, 2014 and 2013 was $0 and $174,726, respectively. As of June 30, 2014, there was no unrecognized compensation cost related to stock warrant awards.

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

At June 30, 2014, all options outstanding and exercisable are out of the money and, accordingly, their intrinsic value is zero.

The following table summarizes the stock options outstanding and the number of shares of common stock subject to exercise as of June 30, 2014 and December 31, 2013:

	Options Outstanding		Options Exercisable
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Outstanding at December 31, 2013	1,840,556	$0.66	1,840,556	$0.66

Options granted	-	-	-	-
Options vested	-	-	-	-
Options exercised	-	-	-	-
Options expired/cancelled	-	-	-	-

Outstanding at June 30, 2014 (unaudited)	1,840,556	$0.66	1,840,556	$0.66

The following table summarizes information about stock options outstanding and exercisable as of June 30, 2014:

	Outstanding			Exercisable

Exercise Price	Stock Options Outstanding	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term in Years	Stock Options Exercisable	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term in Years

$0.60	525,000	$0.60	7.86	525,000	$0.60	7.86

$0.68	1,305,556	$0.68	6.75	1,305,556	$0.68	6.75

$1.26	10,000	$1.26	5.70	10,000	$1.26	5.70

	1,840,556	$0.66	7.06	1,840,556	$0.66	7.06

The Company recorded stock-based compensation expense related to stock options for the three months ended June 30, 2014 and 2013 of $0 and $76,552, respectively, which is reflected in selling, general and administrative expense in the condensed consolidated statement of operations.  As of June 30, 2014, there was no unrecognized compensation cost related to stock option awards.

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

8.     RELATED PARTY TRANSACTIONS

Transactions with related parties and their affiliates are made in the ordinary course of business on substantially the same terms and conditions, including interest rates and collateral, as those prevailing at the same time for comparable transactions with other unaffiliated third parties, and do not, in the opinion of management, involve more than normal credit risk or present other unfavorable features.  Related parties include the following:

●	Robert DelVecchio, an officer and a member of the board of directors of the Company and his affiliate Brockington Securities, Inc. (collectively, “DelVecchio”).

●	Pinewood Trading Fund, LP and its managing partner Jack E. Brooks, who beneficially own approximately 93.5% of the Company’s Series D Preferred Stock and 11% of the Company’s Series B Preferred as of June 30, 2014.

Outstanding debt to related parties consisted of the following at June 30, 2014:

	DelVecchio	Pinewood	Total

Notes payable - revolving	$527,000	$-	$527,000
Notes payable	-	440,000	440,000
Accrued interest	33,974	39,136	73,110

	$560,974	$479,136	$1,040,110

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

On March 18, 2011, a lawsuit was filed by Tim Chandler, Jodi Marshall, Christie Garner, the Estate of Thomas Pike, Jr., and Angie Hernandez in the Circuit Court of the State of Oregon for Multnomah County against Payette Clinics, P.C., Scott Pecora, Kelly Bell, Penny Steers and our wholly-owned subsidiaries, Assured Pharmacies Northwest, Inc. and Assured Pharmacy Gresham, Inc. The lawsuit arose from allegations that nurse practitioners at Payette Clinics, P.C. prescribed the five plaintiffs controlled substances in amounts that were excessive under the appropriate medical standard of care.  Only one of the plaintiffs, Tim Chandler, brought claims against our subsidiaries.  Mr. Chandler’s claims against our subsidiaries were for negligence on the basis of allegations that our subsidiaries knew or had reason to know that the prescriptions fell below the standard of care applicable to the prescription of such controlled substances but nonetheless filled the prescriptions.  The plaintiffs, as a whole, submitted a prayer for $7,500,000 in damages.  Mr. Chandler only seeks “an amount to be proven at trial” for noneconomic damages and unnecessary expenses.  Management believes that the allegations against our subsidiaries are without merit and plans to vigorously defend this claim.  We have $2,000,000 in insurance coverage for claims relating to pharmacy negligence.  This lawsuit has been stayed as a result of a co-defendant in this lawsuit (Payette Clinics, P.C.) having filed for bankruptcy.  The bankruptcy has since been discharged and the automatic stay lifted.  The case recently came out of abatement and is set for a two-week trial beginning March 16, 2015.  The Company has denied any liability and is vigorously defending against this action.

On August 23, 2013, AQR Opportunistic Premium Offshore Fund, LP and CNH Diversified Opportunities Master Account, LP filed a lawsuit against Assured Pharmacy in the Supreme Court of the State of New York. Plaintiffs submitted a Motion for Summary Judgment in Lieu of Complaint against defendants to recover money allegedly owed by Assured Pharmacy, Inc. under two 16% Convertible Debentures totaling $300,000 and issued in and around 2011 in a private placement. On September 19, 2013, Assured removed the action to the United States District Court for the Southern District of New York. All scheduled briefing regarding Plaintiffs’ Motion for Summary Judgment in Lieu of Complaint was fully submitted to the Court as of October 18, 2013, and the parties are currently awaiting a decision and Order. Assured plans to vigorously defend against Plaintiffs’ claims.

On December 16, 2013 a lawsuit was filed by Ann Raffaele, in the Circuit Court of the State of Oregon for Multnomah County against Assured Pharmacy, Inc. and our wholly-owned subsidiaries, Assured Pharmacies Northwest, Inc. and Assured Pharmacy Gresham, Inc. The lawsuit arises from allegations of medical negligence by Dr. Edward Goering, D.O. and Assured Pharmacy.  The plaintiff submitted a prayer for $1,500,000 in damages.  Management believes that the allegations against the Company are without merit and plans to vigorously defend against this claim.  We have $2,000,000 in insurance coverage for claims relating to pharmacy negligence.

On February 19, 2014, a lawsuit was filed by JS Barkats PLLC, in the Supreme Court of The State of New York, County of New York against Assured Pharmacy, Inc. and Robert DelVecchio, our Chief Executive Officer.  The lawsuit arises from allegations of failing to remit legal fees due under written retainer agreements of $134,300 and failing to deliver 500,000 freely traded shares of the Company’s common stock pursuant to one of the retainer agreements. Defendants filed a Verified Answer on March 21, 2014. On June 19, 2014, the parties entered into a Preliminary Conference Order setting the timing and sequence of discovery in the action. A Compliance Conference has been scheduled for September 4, 2014. Management believes that the allegations against the Company are without merit and plans to vigorously defend against this claim.

Accounts Receivable Sold with Recourse

In March 2014, the Company entered into a $600,000 Non-Disclosable Revolving Line of Credit Loan with Third Coast Bank SSB due on March 25, 2015.  The loan is not subject to an interest rate, but is subject to service charges based on the amount of funds advanced.  In June 2014, the Company entered into a modification of the $600,000 Non-Disclosable Revolving Line of Credit due March 25, 2015 whereby the Revolving Line of Credit was increased to $1,200,000 and the maturity date was extended to June 5, 2015.   As of June 30, 2014, the Company had a net balance of $561,234 in accounts receivable that were sold with recourse, net of reserves required per the agreement.

10.   SUPPLEMENTAL CASH FLOW FINANCIAL INFORMATION

The supplemental disclosure requirements for the statements of cash flows are as follows:

	Six Months Ended June 30,
	2014	2013

Cash paid during the period for:

Interest	$122,476	$183,912

Non-cash investing and financing activities during the period:

Reissuance of stock warrants in refinancing	$167,532	$-
Cancellation of stock warrants in refinancing	$(24,120)	$-
Common stock issued for payment of forward contract	$115,767	$-
Series D preferred stock issued as payment for milestone adjustment	$662,057	$-
Conversion of Series B Preferred stock into common	$-	$185,000
Conversion of vendor payable into secured note payable	$-	$3,534,793
Conversion of secured notes payable in refinancing	$-	$293,734
Common stock warrants issued with common stock	$-	$243,055
Common stock warrants issued for placement fees	$-	$32,845
Common stock warrants issued for Series D preferred stock	$-	$-
Forward contract issued with common stock	$-	$233,131
Common stock issued for payment of interest in refinancing	$63,104	$-

11.     LOSS PER COMMON SHARE

The following is a reconciliation of the numerators and denominators of the basic and diluted loss per common share computations for the years ended:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Numerator for basic and diluted loss per common share:

Net loss to common stockholders from continuing operations	$(538,735)	$(1,348,100)	$(1,316,105)	$(2,473,318)

Net loss from discontinuing operations	$(9,519)	$(499,423)	$(19,464)	$(507,217)

Net loss to common stockholders	$(548,254)	$(1,847,523)	$(1,335,569)	$(2,980,535)

Denominator for basic and diluted loss per common share:

Weighted Average Number of Shares Outstanding	11,503,294	5,817,053	11,414,481	5,361,577

Basic and diluted loss per common share from continuing operations	$(0.05)	$(0.23)	$(0.12)	$(0.46)

Basic and diluted loss per common share from discontinued operations	$-	$(0.09)	$-	$(0.09)

Basic and diluted loss per common share	$(0.05)	$(0.32)	$(0.12)	$(0.56)

Due to their anti-dilutive effect, the potential common shares have been excluded from the computation of diluted loss per share:

	Six Months Ended June 30,
	2014	2013

Warrants	19,243,418	7,504,189
Stock options	1,840,556	1,840,556
Convertible notes	2,755,544	3,295,322
Series A Preferred	1,629,006	1,629,006
Series B Preferred	5,693,344	5,776,667
Series C Preferred	902,778	902,778
Series D Preferred	3,852,000	-

	35,916,646	20,948,518

12.  DISCONTINUED OPERATIONS:

As a result of our financial condition and inability to secure additional funding or significantly improve our liquidity position, management reevaluated its strategic plan.  Management developed and implemented a plan to scale back operations.  We could not support the working capital needs of four pharmacies, so management decided to close two pharmacies to reduce overall fixed pharmacy costs by 50% and concentrate our limited working capital to support the operations of the two remaining pharmacies that, we believe, have the best prospects. Management considered several factors in determining which two pharmacies to close, including historical financial performance, regulatory costs, current sales prospects, geographic and physical location and strength of existing physician relationships.  After consideration of these factors, management closed our Gresham, Oregon and Riverside, California pharmacies on August 5, 2013 and August 8, 2013, respectively.

We recorded approximately $743,317 in expenses related to the closing of the facilities, including lease costs, asset impairment and goodwill impairment during the year ended December 31, 2013.  These closures met the discontinued operations criteria and, accordingly, are included in discontinued operations for all periods presented.  The Company’s loss from operations of discontinued pharmacies, net of tax benefit for the three and six months ended June 30, 2014 and 2013, respectively are detailed as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Sales	$-	$906,980	$-	$2,107,730

Cost of sales	-	703,682	-	1,606,794

Gross profit	-	203,298	-	500,936

Operating expenses	13,613	272,337	27,894	573,307

Impairment of goodwill	-	697,766	-	697,766

Loss from discontinued operations	(13,613)	(766,805)	(27,894)	(770,137)

Other expenses
Interest expense, net	1,031	1,537	2,051	10,197
Tax benefit	(5,125)	(268,920)	(10,481)	(273,117)
Loss from operations of discontinued pharmacies, net of tax benefit	$(9,519)	$(499,422)	$(19,464)	$(507,217)

The Company’s assets and liabilities for discontinued operations included in the consolidated balance sheet as of June 30, 2014 and December 31, 2013 are detailed as follows:

	June 30,	December 31,
	2014	2013

ASSETS

Current Assets
Accounts receivable, net	$468	$4,048
Prepaid and other current assets	-	-
Assets of discontinued operations	$468	$4,048

Other receivables, net	136,440	140,563
Assets of discontinued operations, non-current, net	$136,440	$140,563

LIABILITIES

Current Liabilities
Accounts payable and accrued expenses	95,649	150,652
Liabilities of discontinued operations	$95,649	$150,652

13.     INCOME TAXES

Due to losses incurred for the six months ended June 30, 2014 and 2013, there is no current provision for income taxes.

The utilization of some or all of the Company’s net operating losses may be restricted in the future by a significant change in ownership as defined under the provisions of Section 382 of the Internal Revenue Code of 1986, as amended. In addition, utilization of the Company’s California net operating losses for the years prior to 2008 may only be carried forward ten (10) years under State law. The Company’s estimate of the potential outcome of any uncertain tax issue is subject to management’s assessment of relevant risks, facts, and circumstances existing at that time, pursuant to ASC 740. ASC 740 requires a more-likely-than-not threshold for financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. At January 1, 2007, (adoption date), and at June 30, 2014, there were no unrecognized tax benefits.

The federal statute of limitations remains open for tax years 2010 through 2013. State jurisdictions generally have statutes of limitations ranging from three to five years. The Company is no longer subject to state income tax examinations by tax authorities for years before 2009.

Any interest and penalties associated with tax positions taken by the Company would be recorded as a component of other expenses in the consolidated statement of operations.  For the six months ended June 30, 2014 and 2013, there were no interest or penalties associated with tax positions taken by the Company.

14.     SUBSEQUENT EVENTS

In July 2014, the Company issued 100 shares of Series D Preferred Stock to an existing investor for $1,000 per share for an aggregate purchase price of $100,000. For each share of Series D Preferred Stock purchased, two five-year warrants were issued as follows: (i) a Series A Warrant to purchase 2,000 shares of the Company’s common stock; and (ii) a Series B Warrant to purchase 2,000 shares of common stock.

On July 15, 2014, the Company granted stock options to purchase an aggregate of 1,100,000 common shares to key employees under the 2012 Incentive Compensation Plan.

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

As of June 30, 2014, we had two operating pharmacies and two pharmacies that are under development, each of which are wholly-owned through subsidiaries.  In April 2014, we opened our pharmacy operation in the Denver, Colorado metropolitan area.  The opening date and locations of our pharmacies are as follows:

Location	Opening Date

Kirkland, Washington	August 11, 2004
Leawood, Kansas	November 28, 2011
Greenwood Village, Colorado	April 2, 2014

The table set forth below summarizes the number of prescriptions dispensed and the number of patients serviced by our operating pharmacies during the three and six months ended June 30, 2014 and 2013, respectively.

	Three months ended		Six months ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013

Total Number of Prescriptions1	15,193	13,754	27,582	27,582

Total Number of Patients Serviced2	7,963	7,248	14,517	14,256

1	“Total Number of Prescriptions” equals the total number of prescriptions dispensed by our operating pharmacies and delivered to or picked up by the customer.

2	“Total Number of Patients Serviced” equals the total number of patients serviced measured on a monthly basis.

Results of Operations for the Three Months Ended June 30, 2014 and 2013

Summarized immediately below and discussed in more detail in the subsequent sub-sections is an analysis of our operating results for the three months ended June 30, 2014 and 2013, represented as a percentage of total sales for each respective period:

	Three Months Ended June 30,
	2014	2013

Sales	100.0%	100.0%
Cost of sales	81.1	76.8
Gross profit	18.9	23.2
Operating expenses
Salaries and related expenses	22.9	37.7
Selling, general and administrative	21.4	57.1
Total operating expenses	44.3	94.8
Loss from continuing operations	(25.4)	(71.6)
Other expenses
Interest expense, net	7.5	21.9
Loss on change in forward contract liability	-	2.6
Gain on change in fair market value of derivative	(3.0)	-
Gain on change in fair value of warrant liability	(5.5)	(17.9)
Total other expenses and income	(1.0)	6.6
Net loss from continuing operations, before tax	(24.4)	(78.1)
Income taxes	0.2	19.5
Net loss from continuing operations, net of tax	(24.6)	(97.6)
Net loss from discontinued operations, net of tax	(0.4)	(36.2)
Net loss	(25.0)	(133.8)

Sales

Our total sales reported for the three months ended June 30, 2014 was $2,177,197, a 57.7% increase from $1,380,955 for the three months ended June 30, 2013. Our sales for the three months ended June 30, 2014 and 2013 was generated primarily from the sale of prescription drugs through our pharmacy operations and to a much lesser extent fees from management services provided.

Sales per prescription dispensed by our pharmacies was approximately $143 per prescription for the three months ended June 30, 2014, a 43.1% increase from approximately $100 per prescription for the three months ended June 30, 2013.  The increase in our sales per prescription dispensed is primarily attributable to a shift in prescription mix from lower priced generic medications to higher priced brand medications.

The number of prescriptions dispensed by our pharmacies was 15,193 for the three months ended June 30, 2014, compared to 13,754 for the three months ended June 30, 2013. Management attributes the increase in prescription volumes to the opening our pharmacy in the Denver, Colorado metropolitan area and improved inventory purchasing.

The number of patients serviced by our pharmacies was 7,963 for the three months ended June 30, 2014 compared to 7,248 patients for the three months ended June 30, 2013.

Cost of Sales

The total cost of sales for the three months ended June 30, 2014 was $1,765,861, a 66.5% increase from $1,060,425 for the three months ended June 30, 2013. The cost of sales consists primarily of direct cost of prescription drugs. The increase in cost of sales is primarily attributable to increased sales in the reporting period.

Gross Profit

Our total gross profit increased to $411,336, or approximately 18.9% of sales, for the three months ended June 30, 2014. This is an increase from a gross profit of $320,530, or approximately 23.2% of sales for the three months ended June 30, 2013.  The decrease in the gross profit percentage for the three months ended June 30, 2014, when compared to the prior fiscal three months, is primarily attributable to a shift in prescription mix.

Operating Expenses

Operating expense for the three months ended June 30, 2014 was $966,073, a 26.2% decrease from $1,308,956 for the three months ended June 30, 2013. Our operating expenses for the three months ended June 30, 2014 consisted of salaries and related expenses of $499,487 and selling, general and administrative expenses of $466,586. Our operating expenses for the three months ended June 30, 2013 consisted of salaries and related expenses of $520,642 and selling, general and administrative expenses of $788,314.

Salaries and related expenses decreased $21,155 in the three months ended June 30, 2014, when compared to the three months ended June 30, 2013, primarily due to staff reductions.

Selling, general and administrative expenses decreased $321,728 in the three months ended June 30, 2014 when compared to the three months ended June 30, 2013.  The significant components of selling, general and administrative expenses are as follows:

	Three Months Ended June 30,
	2014	2013

Stock-based compensation expenses	$33,313	$232,998
Provision (recoveries) for accounts receivable doubtful accounts	10,609	21,286
Selling expenses	25,636	7,843
Professional fees	71,755	271,527
Delivery expenses	81,362	54,173
Facility related expenses	65,757	62,719
Travel and related expenses	34,364	41,158
Vendor late fee expenses	1,081	1,007
Investor relations expense	-	6,000
Other general and administrative expenses	142,709	89,603
Total	$466,586	$788,314

The decrease in selling, general and administrative expenses is primarily due to a decrease in stock-based compensation of $199,685 and decreases in professional fees of $199,772 and to a lesser extent a decrease in provision for accounts receivable doubtful accounts, travel expenses and investor relation expenses selling expenses which were partially offset by increases in delivery expenses, selling expenses, other general and administrative expenses and facility related expenses. The increase in delivery expenses are primarily due to an increase in the number of deliveries and pick ups from our customers.

Other (Income) Expense

Total other income for the three months ended June 30, 2014 was $21,128, a $111,882 decrease from $90,754 in other expense for the three months ended June 30, 2013.  The significant components of other income and expenses are as follows:

	Three Months ended June 30,
	2014	2013

Interest expense, net	$163,233	$302,631
Loss on change in fair value of forward contract	-	35,418
Gain on change in fair value of derivative	(64,650)	-
Gain on change in fair value of warrants	(119,711)	(247,295)
Total	$(21,128)	$90,754

The decrease was primarily attributable to a $139,398 decrease in interest expense and  a $64,650 gain on change in fair value of derivative and to a lesser extent a $35,418 increase in the change in fair value of forward contract liability, which was partially offset by a decrease in the gain in fair value of warrant liability $127,584.

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

The gain on change in fair value of forward contract liability represents the change in fair value calculated on forward contract issued in connection with our 2013 private placement of common stock. The Company also agreed that the 38,462 shares of common stock included in the units are subject to increase and the $0.65 per share value is subject to decrease, in each case based on the level of the Company’s consolidated net revenues that are derived during our 2013 fiscal year (the “Make-Whole Adjustments”).

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

Our total outstanding debt decreased to $6,342,133 as of June 30, 2014 as compared to $7,292,504 at June 30, 2013.  The table below summarizes the components of interest expense for the three months ended June 30, 2014 and 2013:

	Three Months Ended June 30,
	2014	2013

Interest expense at stated rates (6.25% - 20.00%)	$132,893	$107,352
Amortization of deferred financing costs	2,737	19,534
Amortization of debt discount	27,603	175,745
Interest expense, net	$163,233	$302,631

The decrease in interest expense is primarily due to a decrease in amortization of debt discount of $148,142 and to a lesser extent an $16,797 decrease in amortization of deferred financing costs, which was partially offset by a $25,541 increase in interest expense at the stated rates due to an decrease in the average debt outstanding for the three months ended June 30, 2014, compared to the three months ended June 30, 2013.

Loss from Discontinued Operations, net of tax

Discontinued operations include the operations of our Riverside, California and Gresham, Oregon pharmacies closed in August 2013.  Our net loss from discontinued operations for the three months ended June 30, 2014 was $9,519, compared to a net loss of $499,422 for the three months ended June 30, 2013.

Net Loss

Our net loss for the three months ended June 30, 2014 was $548,254, compared to a net loss of $1,847,522 for the three months ended June 30, 2013.  The decrease in our net loss was primarily attributable to a decrease in operating expenses of $342,883 and a decrease in the loss on discontinued operations, net of tax of $489,904 and to a lesser extent, a decrease in other expenses of $111,882 and an increase in gross profit of $90,806.

Our net loss per common share for the three months ended June 30, 2014 was $0.05, compared to a net loss per common share of $0.32 for the three months ended June 30, 2013.  The decrease to our net loss per common share was primarily attributable to a $1,299,269 decrease in our net loss applicable to common stock and an increase in the weighted average number of common shares outstanding to 11,503,294 for the three months ended June 30, 2014, from 5,817,053 for the three months ended June 30, 2013.

Results of Operations for the Six Months Ended June 30, 2014 and 2013

Summarized immediately below and discussed in more detail in the subsequent sub-sections is an analysis of our operating results for the six months ended June 30, 2014 and 2013, represented as a percentage of total sales for each respective period:

	Six Months Ended June 30,
	2014	2013

Sales	100.0%	100.0%
Cost of sales	80.3	77.4
Gross profit	19.7	22.6
Operating expenses
Salaries and related expenses	24.7	33.7
Selling, general and administrative	24.0	42.9
Total operating expenses	48.7	76.6
Loss from continuing operations	(29.1)	(54.0)
Other expenses
Interest expense, net	8.5	18.9
Gain on extinguishment of debt	(5.6)	-
Loss on change in forward contract liability	-	3.2
Gain on change in fair market value of derivative	(3.3)	-
Gain on change in fair value of warrant liability	(11.7)	(4.5)
Total other expenses and income	(12.2)	17.6
Net loss from continuing operations, before tax	(16.9)	(71.6)
Income taxes	0.3	8.9
Net loss from continuing operations, net of tax	(17.2)	(80.5)
Net loss from discontinued operations, net of tax	(0.5	(16.5)
Net loss	(17.7)	(97.0)

Sales

Our total sales reported for the six months ended June 30, 2014 was $3,797,389, a 23.6% increase from $3,073,500 for the six months ended June 30, 2013. Our sales for the six months ended June 30, 2014 and 2013 was generated primarily from the sale of prescription drugs through our pharmacy operations and to a much lesser extent fees from management services provided.

Sales per prescription dispensed by our pharmacies was approximately $138 per prescription for the six months ended June 30, 2014, a 24.3% increase from approximately $111 per prescription for the six months ended June 30, 2013.  The increase in our sales per prescription dispensed is primarily attributable to a shift in prescription mix from lower priced generic medications to higher priced brand medications.

The number of prescriptions dispensed by our pharmacies was 27,582 for the six months ended June 30, 2014 compared to 27,582 for the six months ended June 30, 2013. The number of patients serviced by our pharmacies was 14,517 for the six months ended June 30, 2014 compared to 14,256 patients for the six months ended June 30, 2013.

Cost of Sales

The total cost of sales for the six months ended June 30, 2014 was $3,049,675, a 28.2% increase from $2,378,348 for the six months ended June 30, 2013. The cost of sales consists primarily of direct cost of prescription drugs. The increase in cost of sales is primarily attributable to increased sales and prescription mix in the reporting period.

Gross Profit

Our total gross profit increased to $747,714, or approximately 19.7% of sales, for the six months ended June 30, 2014. This is an increase from a gross profit of $695,152 or approximately 22.6% of sales for the six months ended June 30, 2013.  The decrease in the gross profit percentage for the six months ended June 30, 2014, when compared to the prior fiscal six months, is primarily attributable to a shift in prescription mix.

Operating Expenses

Operating expense for the six months ended June 30, 2014 was $1,852,972, a 21.3% decrease from $2,354,035 for the six months ended June 30, 2013. Our operating expenses for the six months ended June 30, 2014 consisted of salaries and related expenses of $939,767 and selling, general and administrative expenses of $913,205. Our operating expenses for the six months ended June 30, 2013 consisted of salaries and related expenses of $1,034,331 and selling, general and administrative expenses of $1,319,704.

Salaries and related expenses decreased $94,564 in the six months ended June 30, 2014, when compared to the six months ended June 30, 2013 primarily due to staff reductions.

Selling, general and administrative expenses decreased $406,499 in the six months ended June 30, 2014 when compared to the six months ended June 30, 2013.  The significant components of selling, general and administrative expenses are as follows:

	Six Months Ended June 30,
	2014	2013

Stock-based compensation expenses	$99,937	$436,777
Provision (recoveries) for accounts receivable doubtful accounts	18,912	9,564
Selling expenses	36,820	22,744
Professional fees	157,961	366,946
Delivery expenses	155,397	105,283
Facility related expenses	127,730	118,067
Travel and related expenses	76,103	72,078
Vendor late fee expenses	3,756	8,459
Investor relations expense	1,638	6,000
Other general and administrative expenses	234,951	173,786
Total	$913,205	$1,319,704

The decrease in selling, general and administrative expenses is primarily due to a decrease in stock-based compensation of $336,840 and a $208,985 decreases in professional fees and to a lesser extent decreases in vendor late fee expenses and investor relation expenses which were partially offset by increases in delivery expenses, selling expenses, provision for accounts receivable doubtful accounts, other general and administrative expenses and facility related expenses. The increase in delivery expenses are primarily due to an increase in the number of deliveries and pick ups from our customers.

Other (Income) Expense

Total other income for the six months ended June 30, 2014 was $461,691, an $1,003,009 decrease from $541,318 in other expense for the six months ended June 30, 2013.  The significant components of other income and expenses are as follows:

	Six Months ended June 30,
	2014	2013

Interest expense, net	$322,449	$582,017
Gain on extinguishment of debt	(213,433)	-
Loss on change in fair value of forward contract	-	97,632
Gain on change in fair value of derivative	(126,691)	-
Gain on change in fair value of warrants	(444,016)	(138,331)
Total	$(461,691)	$541,318

The decrease was primarily attributable to a $305,685 decrease in the change in fair value of warrants, a gain on extinguishment of debt of $213,433, a decrease of $259,568 in interest expense, a $126,691gain on change in fair value of derivative and a $97,632 decrease in change in fair value of forward contract.

The $213,433 gain on extinguishment of debt for the six months ended June 30, 2014 resulted from troubled debt restructurings that met the requirements for extinguishment accounting treatment.

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

Our total outstanding debt decreased to $6,342,133 as of June 30, 2014 as compared to $7,292,504 at June 30, 2013.  The table below summarizes the components of interest expense for the six months ended June 30, 2014 and 2013:

	Six Months Ended June 30,
	2014	2013

Interest expense at stated rates (6.25% - 20.00%)	$292,109	$386,738
Amortization of deferred financing costs	2,737	19,534
Amortization of debt discount	27,603	175,745
Interest expense, net	$322,449	$582,017

The decrease in interest expense is primarily due to a decrease in amortization of debt discount of $148,142 and a $94,629 decrease in interest expense at the stated rates due to an decrease in the average debt outstanding for the six months ended June 30, 2014 compared to the six months ended June 30, 2013, and to a lesser extent an $16,797 decrease in amortization of deferred financing costs and

Loss from Discontinued Operations, net of tax

Discontinued operations include the operations of our Riverside, California and Gresham, Oregon pharmacies closed in August 2013.  Our net loss from discontinued operations for the six months ended June 30, 2014 was $19,464, compared to a net loss of $507,217 for the six months ended June 30, 2013.

Net Loss

Our net loss for the six months ended June 30, 2014 was $673,512, compared to a net loss of $2,980,535 for the six months ended June 30, 2013.  The decrease in our net loss was primarily attributable to a decrease in other expenses of $1,003,009 and to a lesser extent, a decrease in operating expenses of $501,063, a decrease in the loss on discontinued operations, net of tax of $487,753 and an increase in gross profit of $52,562.

Our net loss per common share for the six months ended June 30, 2014 was $0.12, compared to a net loss per common share of $0.56 for the six months ended June 30, 2013.  The decrease to our net loss per common share was primarily attributable to a $1,644,966 increase in our net loss applicable to common stock and an increase in the weighted average number of common shares outstanding to 11,414,481 for the six months ended June 30, 2014, from 5,361,577 for the six months ended June 30, 2013.

Financial condition, Liquidity and Capital Resources

Liquidity and Capital Resources

As of June 30, 2014, we had a cash balance of $24,779, an increase from a balance of $2,856 at December 31, 2013.  At June 30, 2014, we had a working capital deficit of $5,873,903, an increase from a working capital deficit of $5,151,054 of December 31, 2013.  The increase in our working capital deficit was primarily attributable to an increase in current liabilities attributable to an increase in notes payable and unsecured debentures, which was partially offset by a decrease in accounts receivable due to the sale of accounts receivable.

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

As of June 30, 2014, we had $300,000 in debt securities which were due in the year 2012 and $4,503,994 in debt securities which are either past due or will come due in the next twelve months.  We are attempting to extend the maturity date of certain of these debt securities, but can provide no assurance that the holders of such securities will agree to extend the maturity date on these securities on acceptable terms.  If our debt holders choose not to convert certain of these securities into equity, we will need to repay such debt, or reach an agreement with the debt holders to extend the terms thereof.  If we are forced to repay the debt, this need for funds would have a material adverse impact on our business operations, financial condition and prospects, including our ability to operate as a going concern.  If we are forced to repay the debt, our current and forecasted levels of cash flows and available cash on hand will not be sufficient to fund our operations for the year 2014.  Accordingly, we will be required to obtain additional financing in order to repay the debt, cover operating losses and fund working capital needs.  We cannot provide any assurances of the availability of future financing or the terms on which it might be available. In the absence of such financing, we may be forced to scale back or cease operations, liquidate assets, seek additional capital on less favorable terms and/or pursue other remedial measures.

In June 2014, the Company entered into a $1,200,000 Non-Disclosable Revolving Line of Credit Loan with Third Coast Bank SSB due on June 5, 2015.  The loan is not subject to an interest rate, but is subject to service charges based on the amount of funds advanced.  The loan is secured by the Company’s accounts receivable and is guaranteed by Pinewood Trading Fund, LP, a related party.

The table below lists our obligations under outstanding notes payable and unsecured convertible debentures, as of June 30, 2014:

	Related Party	Unrelated	Total

Secured Debt (1)	$-	$3,804,111	$3,804,111
Revolving Credit facilities (2)	527,000	30,000	557,000
Other Notes and Debt (3)(4)	440,000	42,068	482,068
Unsecured Convertible Debentures	-	1,498,954	1,498,954
	967,000	5,375,133	6,342,133
Less: current portion	(240,000)	(4,263,994)	(4,503,994)
	$727,000	$1,111,139	$1,838,139

1)
In February 2013, we received a one year loan of $3,828,527 from our primary wholesaler upon conversion of trade payables of $3,534,793 and cancellation of secured loan with a remaining balance of $293,734.  The note bears an interest rate of 6.25% per annum, with interest payable monthly. Monthly payment requirements were $27,000 per month for the first four consecutive months, followed by four consecutive monthly principal reductions of $37,000, followed by three consecutive monthly principal reductions of $42,000, with remaining principal and interest due February 1, 2014. In July 2013, the secured loan was amended and the maturity date was extended to February 1, 2016 with monthly payment requirements of $42,000. As of June 30, 2014, the outstanding principal balance on the note was $3,804,111. Due to our current financial condition, we have not made principal and interest payments in the amount of $359,243, as required by the agreement.  In March 2014, we entered into a Forbearance Agreement with H.D. Smith Wholesale Drug Co. in which the lender agreed to forbear from accelerating the outstanding balance of the Note and from instituting collection efforts from the date of the agreement through July 1, 2014, provided certain conditions are met.  Due to our financial condition, we did not make the required payment on July 1, 2014. We are currently in negotiations to restructure the terms of the note.

2)
As of June 30, 2014, revolving credit facilities consisted of an outstanding balance of $527,000 on a line of credit we entered into with Brockington Securities, Inc., a company under the control of our Chief Executive Officer.

3)
As of June 30, 2014, other notes and debt consisted of the outstanding principal balance of $42,068 due to TPG, LLC in connection with our acquisition of their ownership interest in API, which operated our discontinued pharmacy in Riverside, California.

4)	As of June 30, 2014, other notes and debt with a related party consisted of the outstanding principal balance of $440,000 due to Pinewood Trading Fund, LP under various notes.

Obligations and Commercial Commitments

Not required for smaller reporting companies.

Outstanding Trade Balance.  At June 30, 2014, we had an outstanding balance of $26,456 with our primary wholesaler.

Capital Expenditures.  At June 30, 2014, we had no material commitments for capital expenditures.

Cash Flows.  As of June 30, 2014, we had $24,779 in cash and total current assets in the amount of $533,984 and had current liabilities in the amount of $6,407,887, resulting in a working capital deficit of $5,873,903.

The following discussion focuses on information in more detail on the main elements of the $21,923 net increase and $11,977 net decrease in cash during the six months ended June 30, 2014 and 2013, respectively included in the accompanying Consolidated Statements of Cash Flows. The table below sets forth a summary of the significant sources and uses of cash for the six months ended June 30:

	2014	2013

Cash used in operating activities	$(464,885)	$(836,198)
Cash used in investing activities	(11,736)	(47,649)
Cash provided by financing activities	498,544	871,870

Net increase (decrease) in cash	$21,923	$(11,977)

Operating activities used $464,885 in cash for the six months ended June 30, 2014 compared to $836,198 in cash used for the six months ended June 30, 2013.  For the six months ended June 30, 2014, our net loss of $673,512 plus non-cash income of $632,165 was the primary reason for our negative operating cash flows which were partially offset by a $840,792 change in operating assets and liabilities.  The table below summarizes the components of our cash used in operating activities for the six months ended June 30, 2014 and 2013:

	2014	2013

Net loss from operations including non-controlling interest	$(673,512)	$(2,980,535)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property and equipment	13,915	15,620
Amortization of debt issuance costs	2,737	19,534
Amortization of discount on debt	27,603	175,745
Stock-based compensation	99,937	426,778
Issuance of common stock in lieu of debenture interest	-	45,467
Gain on extinguishment of debentures and notes	(213,433)	-
Impairment of goodwill	-	697,766
Provision for accounts receivable doubtful accounts	15,540	4,404
Recoveries of other receivable doubtful accounts	(7,757)	(40,097)
Gain on change in fair value of forward contract	-	97,632
Gain on change in fair value of derivative	(126,691)	-
Gain on change in fair value of warrant liability	(444,016)	(138,331)
	(632,165)	1,304,518

Changes in operating assets and liabilities:	840,792	839,819

Net cash used in operating activities	$(464,885)	$(836,198)

Operating assets and liabilities reduced the overall cash deficit in the six months ended June 30, 2014 primarily due to our increases in our accounts payable and accrued expenses and decreases in our accounts receivable due to our accounts receivable revolving credit facility.

Cash used in investing activities was $11,736 in the six months ended June 30, 2014, compared to $47,649 in the six months ended June 30, 2013.  Investing activities in the six months ended June 30, 2014 and 2013 consisted entirely of purchases of property and equipment.

Cash provided by financing activities during the six months ended June 30, 2014 was $498,544 compared to $871,870 in the six months ended June 30, 2013. Over the last several years our operations have been funded primarily through the sale of debt securities and advances from revolving credit facilities made available to us.  During the six months ended June 30, 2014 we received net proceeds from related party notes payable of $440,000 and net proceeds on revolving credit facilities of $80,000, which were partially offset by net principal repayments of $21,456 on notes payable and convertible debentures.

Off Balance Sheet Arrangements

As of June 30, 2014, there were no off balance sheet arrangements.

Going Concern Assumption

The consolidated financial statements have been prepared assuming we will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business. As of June 30, 2014, we had an accumulated deficit of approximately $50.0 million, recurring losses from operations and negative cash flow from operating activities for the six months ended June 30, 2014, of approximately $465,000. We also had negative working capital of approximately $5.9 million and debt with maturities within one year in the amount of approximately $4.5 million as of June 30, 2014.

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

Critical Accounting Policies and Estimates

Our analysis and discussion of our financial condition and results of operations is based upon our Consolidated Financial Statements that have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. GAAP provides the framework from which to make these estimates, assumptions and disclosures. We have chosen accounting policies within GAAP that we believe are appropriate to accurately and fairly report our operating results and financial position in a consistent manner. We regularly assess these policies in light of current and forecasted economic conditions. There have been no changes to our critical accounting policies during the quarter ended June 30, 2014.  Our accounting policies are stated in Item 7 of Part II of our Annual Report on Form 10-K for the year ended December 31, 2013 and in Note 2 to the Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.  We believe the following accounting policies are critical to understanding our results of operations and the more significant judgments and estimates used in the preparation of our Consolidated Financial Statements.

Revenue Recognition

We recognize revenue from prescriptions dispensed on an accrual basis when the product is delivered to or picked up by the customer. Payments are received directly from the customer at the point of sale, or the customers’ insurance provider is billed electronically. For third party medical insurance and other claims, authorization to ensure payment is obtained from the customer’s insurance provider before the medication is dispensed to the customer. Authorization is obtained for these sales electronically and a corresponding authorization number is issued by the customers’ insurance provider.

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

Item 3.    Quantitative and Qualitative Disclosures about Market Risk.

Under SEC rules and regulations, as a smaller reporting company we are not required to provide the information required by this item.

Item 4.     Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company’s management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), performed an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2014. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Based upon that evaluation, the CEO and CFO concluded that, as a result of the material weaknesses in internal control over financial reporting that are described in Item 9A our Annual Report on Form 10-K for the year ended December 31, 2013, the Company’s disclosure controls and procedures were not effective as of June 30, 2014.

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect its internal control over financial reporting.

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

On March 18, 2011, a lawsuit was filed by Tim Chandler, Jodi Marshall, Christie Garner, the Estate of Thomas Pike, Jr., and Angie Hernandez in the Circuit Court of the State of Oregon for Multnomah County against Payette Clinics, P.C., Scott Pecora, Kelly Bell, Penny Steers and our wholly-owned subsidiaries, Assured Pharmacies Northwest, Inc. and Assured Pharmacy Gresham, Inc. The lawsuit arose from allegations that nurse practitioners at Payette Clinics, P.C. prescribed the five plaintiffs controlled substances in amounts that were excessive under the appropriate medical standard of care.  Only one of the plaintiffs, Tim Chandler, brought claims against our subsidiaries.  Mr. Chandler’s claims against our subsidiaries were for negligence on the basis of allegations that our subsidiaries knew or had reason to know that the prescriptions fell below the standard of care applicable to the prescription of such controlled substances but nonetheless filled the prescriptions.  The plaintiffs, as a whole, submitted a prayer for $7,500,000 in damages.  Mr. Chandler only seeks “an amount to be proven at trial” for noneconomic damages and unnecessary expenses.  Management believes that the allegations against our subsidiaries are without merit and plans to vigorously defend this claim.  We have $2,000,000 in insurance coverage for claims relating to pharmacy negligence.  This lawsuit has been stayed as a result of a co-defendant in this lawsuit (Payette Clinics, P.C.) having filed for bankruptcy.  The bankruptcy has since been discharged and the automatic stay lifted.  The case recently came out of abatement and is set for a two-week trial beginning March 16, 2015.  The Company has denied any liability and is vigorously defending against this action.

On August 23, 2013, AQR Opportunistic Premium Offshore Fund, LP and CNH Diversified Opportunities Master Account, LP filed a lawsuit against Assured Pharmacy in the Supreme Court of the State of New York. Plaintiffs submitted a Motion for Summary Judgment in Lieu of Complaint against defendants to recover money allegedly owed by Assured Pharmacy, Inc. under two 16% Convertible Debentures totaling $300,000 and issued in and around 2011 in a private placement. On September 19, 2013, Assured removed the action to the United States District Court for the Southern District of New York. All scheduled briefing regarding Plaintiffs’ Motion for Summary Judgment in Lieu of Complaint was fully submitted to the Court as of October 18, 2013, and the parties are currently awaiting a decision and Order. Assured plans to vigorously defend against Plaintiffs’ claims.

On December 16, 2013 a lawsuit was filed by Ann Raffaele, in the Circuit Court of the State of Oregon for Multnomah County against Assured Pharmacy, Inc. and our wholly-owned subsidiaries, Assured Pharmacies Northwest, Inc. and Assured Pharmacy Gresham, Inc. The lawsuit arises from allegations of medical negligence by Dr. Edward Goering, D.O. and Assured Pharmacy.  The plaintiff submitted a prayer for $1,500,000 in damages.  Management believes that the allegations against the Company are without merit and plans to vigorously defend against this claim.  We have $2,000,000 in insurance coverage for claims relating to pharmacy negligence.

On February 19, 2014, a lawsuit was filed by JS Barkats PLLC, in the Supreme Court of The State of New York, County of New York against Assured Pharmacy, Inc. and Robert DelVecchio, our Chief Executive Officer.  The lawsuit arises from allegations of failing to remit legal fees due under written retainer agreements of $134,300 and failing to deliver 500,000 freely traded shares of the Company’s common stock pursuant to one of the retainer agreements. Defendants filed a Verified Answer on March 21, 2014. On June 19, 2014, the parties entered into a Preliminary Conference Order setting the timing and sequence of discovery in the action. A Compliance Conference has been scheduled for September 4, 2014. Management believes that the allegations against the Company are without merit and plans to vigorously defend against this claim.

Item 1A.     Risk Factors.

The most significant risk factors applicable to the Company are described in Part I Item 1A entitled “Risk Factors” of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013 (the “2013 Form 10-K”).  There have been no material changes to the risk factors previously disclosed in the 2013 Form 10-K.  Additional risks and uncertainties not known to management may materially adversely affect the Company’s business, financial condition, and/or operating results.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds.

The following is a summary of recent sales of our securities that were not registered under the Securities Act of 1933, as amended (the “Securities Act”).

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

On May 2, 2014, we issued an aggregate total of 856 shares of restricted Series D Preferred Stock to three holders pursuant to the milestone provision in the relevant stock purchase agreement.  As part of the transaction, we also issued 3,424,000 five-year warrants to purchase common stock at an initial exercise price of $0.40.

On May 30, 2014, we issued an aggregate total of 826,907 shares of restricted common stock to eight common stock holders in accordance with the make-whole provision in our 2013 private placement.

Item 3.     Defaults upon Senior Securities.

Due to our current financial condition, we did not make interest and principal payments due under various notes and debentures.

Item 4.      Mine Safety Disclosures.

Not applicable.

Item 5.      Other Information.

None.

Item 6.      Exhibits.

An Exhibit Index has been attached as part of this Quarterly Report and is incorporated herein by reference.

(a)	Exhibits

31.1	Sarbanes-Oxley Act Section 302 Certification of Robert J. DelVecchio
31.2	Sarbanes-Oxley Act Section 302 Certification of Brett P. Cormier
32.2	Sarbanes-Oxley Act Section 906 Certification of Robert J. DelVecchio and Brett P. Cormier

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 14, 2014.

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