Form 10-Q
period 2014-09-30
ASSURED PHARMACY, INC.
filed 2015-05-18
CIK 1100592

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  September 30, 2014.
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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at April 15, 2015

Common Stock, $0.001 par value	13,353,294

Form 10-Q
Assured Pharmacy, Inc.
September 30, 2014

Part I – Financial Information

Item 1 - Financial Statements.

ASSURED PHARMACY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2014	2013
	(Unaudited)

ASSETS

Current Assets
Cash	$7,932	$2,856
Accounts receivable, net	57,438	323,965
Inventories	313,903	273,195
Prepaid and other current assets	330,369	226,217
Assets of discontinued operations, net	428	4,048
Total current assets	710,070	830,281

Property and equipment, net	70,071	78,094
Assets of discontinued operations, net	133,377	140,563

TOTAL ASSETS	$913,518	$1,048,938

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable and accrued expenses	$1,799,637	$1,642,518
Liabilities of discontinued operations	78,408	150,652
Unsecured convertible debentures, net of discount	400,582	357,528
Notes payable to related parties	340,000	-
Notes payable	4,091,744	3,830,637
Total current liabilities	6,710,371	5,981,335

Notes payable, net of current portion	-	25,882
Notes payable to related parties, net of current portion	757,000	477,000
Unsecured convertible debentures, net of current portion and discount	1,093,262	1,142,472
Derivative liability	215,716	312,088
Warrant liability	788,018	1,060,353
TOTAL LIABILITIES	9,564,367	8,999,130

Commitments and Contingencies (see Note 8)

Series D redeemable convertible preferred stock; par value $0.001 per share; 15,000	3,970,678	2,515,469
shares authorized, 2,266 and 1,070 issued and outstanding, respectively

Assured Pharmacy, Inc.'s Stockholders' Deficit
Preferred stock; par value $0.001 per share; 5,000,000 shares authorized, 2,830 shares designated to Series A convertible, 7,745 shares designated to Series B convertible, 813 shares designated to Series C convertible

Series A convertible preferred stock; par value $0.001 per share; 2,830
shares authorized, 1,466 and 1,466 issued and outstanding, respectively	1	1

Series C convertible preferred stock; par value $0.001 per share; 813
shares authorized, 813 and 813 issued and and outstanding, respectively	1	1

Series B convertible preferred stock; par value $0.001 per share; 7,745
shares authorized, 5,124 and 5,124 issued and outstanding, respectively	5	5

Common stock; par value $0.001 per share; 35,000,000 shares authorized,
12,753,294 and 10,255,693 issued and outstanding, respectively	12,753	10,256

Additional paid-in capital, net	38,560,119	38,142,048

Accumulated deficit	(51,194,406)	(48,617,972)

Stockholders' deficit	(12,621,527)	(10,465,661)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$913,518	$1,048,938

See accompanying notes to these condensed consolidated financial statements.

ASSURED PHARMACY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013

Sales	$2,321,644	$926,551	$6,119,033	$4,000,052

Cost of sales	1,911,428	708,885	4,961,103	3,087,233

Gross profit	410,216	217,666	1,157,930	912,819

Operating expenses
Salaries and related expenses	460,061	445,426	1,399,827	1,479,757
Selling, general and administrative	504,684	303,938	1,417,890	1,623,642
Total operating expenses	964,745	749,364	2,817,717	3,103,399

Loss from continuing operations	(554,529)	(531,698)	(1,659,787)	(2,190,580)

Other expenses
Interest expense, net	167,852	311,855	490,302	893,873
Gain on extinguishment of debt	-	-	(213,433)	-
Gain on change in fair value of forward contract liability	-	-	-	97,632
Gain on change in fair value of derivative	(3,825)	-	(130,517)	-
Gain on change in fair value of warrant liability	(40,019)	(123,049)	(484,035)	(261,380)

Total other (income) expense	124,008	188,806	(337,683)	730,125

Loss from continuing operations before income tax	(678,537)	(720,504)	(1,322,104)	(2,920,705)
Income tax expense	2,360	40,880	12,841	313,997
Loss from continuing operations, net of tax	(680,897)	(761,384)	(1,334,945)	(3,234,702)

Discontinued operations:

Loss from operations of discontinued pharmacies, net of tax benefit	(4,383)	(75,921)	(23,847)	(583,138)

Net loss	$(685,280)	$(837,305)	$(1,358,792)	$(3,817,840)

Redemption feature on preferred stock	(555,585)	-	(555,585)	-

Milestone adjustment on preferred stock	-	-	(662,057)	-

Net loss applicable to common stock	$(1,240,865)	$(837,305)	$(2,576,434)	$(3,817,840)

Basic and diluted loss per common share
Net loss to common stockholders from continuing operations	$(0.06)	$(0.12)	$(0.17)	$(0.57)
Loss from discontinued operations, net of tax expense (benefit)	$-	$(0.01)	$-	$(0.10)
Net loss per common share - basic and diluted	$(0.10)	$(0.13)	$(0.22)	$(0.67)

Basic and diluted weighted average number of common shares outstanding	11,951,664	6,339,259	11,594,294	5,691,052

See accompanying notes to these condensed consolidated financial statements.

ASSURED PHARMACY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014
(Unaudited)

	ASSURED PHARMACY, Inc. Stockholders

			Series A		Series C		Series B
	Common Stock		Preferred Stock		Preferred Stock		Preferred Stock		Additional		Total
									Paid In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance December 31, 2013	10,255,693	$10,256	1,466	$1	813	$1	5,124	$5	$38,142,048	$(48,617,972)	$(10,465,661)

Issuance of common stock in lieu of interest on refinancing	420,694	420							62,684		63,104

Issue of common stock for make-whole adjustment on private placement	826,907	827							114,940		115,767

Stock based compensation	1,250,000	1,250							240,447		241,697

Redemption Feature on Series D Preferred Stock										(555,585)	(555,585)

Milestone adjustement for preferred stock										(662,057)	(662,057)

Net loss										(1,358,792)	(1,358,792)

Balance September 30, 2014	12,753,294	$12,753	1,466	$1	813	$1	5,124	$5	$38,560,119	$(51,194,406)	$(12,621,527)

See accompanying notes to these condensed consolidated financial statements.

ASSURED PHARMACY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended September 30,
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,358,792)	$(3,817,840)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property and equipment	19,759	29,756
Amortization of debt issuance costs	4,485	29,515
Amortization of discount on debt	45,238	264,648
Stock based compensation	195,541	540,872
Issuance of comm on stock in lieu of debenture interest	-	45,467
Gain on extinguishment of debentures	(213,433)	-
Provision (recoveries) for accounts receivable doubtful accounts	17,575	(7,516)
Recoveries of other receivables doubtful accounts	(8,593)	(80,609)
Loss on change in fair value of forward contract	-	97,632
Impairment of goodwill	-	697,766
Loss on sale of property and equipment	-	1,028
Gain on change in fair value of derivative	(130,517)	-
Gain on change in fair value of warrant liability	(484,035)	(261,380)

Changes in operating assets and liabilities:
Accounts receivable	252,571	404,490
Inventories	(40,708)	143,686
Prepaid expenses and other current assets	87,519	(109,187)
Other receivables	15,779	132,936
Accounts payable and accrued liabilities	676,614	659,827

Net cash used in operating activities	(920,997)	(1,228,909)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(11,736)	(47,649)
Sale of property and equipment	-	1,000
Net cash used in investing activities	(11,736)	(46,649)

CASH FLOWS FROM FINANCING ACTIVITIES:

Repayment of notes payable	(18,330)	(43,320)
Proceeds from issuance of common stock	-	860,000
Payment of issuance costs for common stock	-	(45,810)
Proceeds from issuance of Series A preferred stock	-	60,000
Proceeds from issuance of Series D preferred stock	340,000	-
Proceeds from notes payable, related party	540,000	400,000
Proceeds from advances on revolving note	80,000	-
Repayment of advances on revolving note	(50,000)	-
Repayment of convertible debentures	(33,861)	-
Proceeds from advances on shareholder revolving note	80,000	270,500
Repayment of advances on shareholder revolving note	-	(240,500)
Net cash provided by financing activities	937,809	1,260,870

Net decrease in cash	5,076	(14,688)

Cash at beginning of period	2,856	21,298

Cash at end of period	$7,932	$6,610

See accompanying notes to these condensed consolidated financial statements.

ASSURED PHARMACY, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.     BASIS OF PRESENTATION AND PLAN OF OPERATIONS

The unaudited condensed interim consolidated financial statements as of and for the three and nine months ended September 30, 2014 and 2013 have been prepared by Assured Pharmacy, Inc. (the “Company”) in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial reporting.  These consolidated statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary for a fair statement for the periods presented.  The year-end consolidated data was derived from audited financial statements but does not include all disclosures required by GAAP.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. The results of operations for the three and nine months ended September 30, 2014 are not necessarily indicative of the results to be expected for the full fiscal year.

These unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company and notes thereto included in the audited annual financial statements for the year ended December 31, 2013 filed as part of the Company’s Annual Report on Form 10-K/A on April 25, 2014.

Going Concern Considerations

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business. As of September 30, 2014, the Company had an accumulated deficit of approximately $51.2 million and, recurring losses from operations. The Company also had negative working capital of approximately $6.0 million and debt with maturities within one year in the amount of approximately $4.8 million as of September 30, 2014.

As described in Note 14, Subsequent Events, the Company filed voluntary petitions in the United States Bankruptcy Court.   On April 14, 2015, we received an order approving Disclosure Statement, on a final basis, and confirming Joint Chapter 11 Plan of Reorganization from the United States Bankruptcy Court for the Eastern District of Texas Sherman Division.

On March 27, 2015, the Company filed a Form 15-12G Certification of Termination of Registration with the United States Securities and Exchange Commission to voluntary discontinue  public company reporting.  The Company made the election as a cost reduction measure and to facilitate the equity sale of the Company.

On April 16, 2015, the Company completed the equity sale of 100 % of the post bankruptcy common stock to Precise Analytical, LLC ., in accordance with the  terms of the Equity Purchase Agreement and as a result of the transaction became a private company.

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

Risks and Uncertainties

The Company operates in a highly competitive industry that is subject to intense competition.  On April 14, 2015, we received an order approving Disclosure Statement, on a final basis, and confirming Joint Chapter 11 Plan of Reorganization from the United States Bankruptcy Court for the Eastern District of Texas Sherman Division as described in Note 14, Subsequent Events.

On April 16, 2015, the Company completed the equity sale of 100 % of the post bankruptcy common stock to Precise Analytical, LLC ., in accordance with the  terms of the Equity Purchase Agreement and as a result of the transaction became a private company.

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

The Company’s accounts receivables are detailed as follows:

	September 30, 2014	December 31, 2013
Accounts receivable

Third party medical insurance and other	$594,378	$324,095

Allowance for doubtful accounts	(11,450)	(130)

Accounts receivable sold with recourse, net of reserve	(525,490)	-

Total accounts receivable, net	$57,438	$323,965

The provision for bad debts for the nine months ended September 30, 2014 and 2013 was $20,773 and $7,992, respectively.

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

For the nine months ended September 30, 2014 and 2013, the Company recognized $195,541 and $540,872, respectively, in compensation expense which is included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations.

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

Management believes that the carrying amounts of the Company’s financial instruments, consisting primarily of cash, accounts receivable, accounts payable and accrued expenses approximated their fair values at September 30, 2014 and December 31, 2013, due to their short-term nature.

Management also believes that the September 30, 2014 and December 31, 2013 interest rates associated with the notes payable approximates the market interest rates for these types of debt instruments and as such, the carrying amount of the notes payable approximates their fair value.

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

Warrant Liability

Balance at December 31, 2013	$1,060,353

Granted	235,821
Cancelled, forfeited or expired	(24,121)
Change in fair value of common stock warrants	(484,035)

Balance at September 30, 2014 (unaudited)	$788,018

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

Forward Contract Liability

Balance at December 31, 2013	$115,767

Granted	-
Cancelled, forfeited or expired	(115,767)
Change in fair value	-

Balance at September 30, 2014 (unaudited)	$-

Derivative Liability

The derivative liability relates to the conversion feature into common stock at an initial rate of 2,000 common shares for each share of Series D Preferred Stock, subject to adjustment for certain anti-dilution protection and provides exercise price adjustments in the event that any common stock or common stock equivalents are issued at an effective price per share that is less than the exercise price per share (see Note 5 Redeemable Convertible Preferred Stock for further details).  Management analyzed the terms of the conversion option and concluded that the conversion feature was derivative since it met the definition of a derivative and did not qualify for any of the exceptions. The Company therefore separately valued the derivative contracts using Level 3 inputs.  The fair value of the derivatives was recorded as a derivative liability on the Consolidated Balance Sheet as of September 30, 2014 and December 31, 2013.   The following table is a summary of the derivative liability activity measured at fair value using Level 3 inputs:

Derivative Liability

Balance at December 31, 2013	$312,088

Granted	34,145
Cancelled, forfeited or expired
Change in fair value	(130,517)

Balance at September 30, 2014 (unaudited)	$215,716

4.      NOTES PAYABLE AND UNSECURED CONVERTIBLE DEBENTURES

The table below summarizes the Company’s notes payable and unsecured convertible debentures as of September 30, 2014:

	Related Party	Unrelated	Total

Secured debt	$-	$4,027,666	$4,027,666
Revolving credit facilities	557,000	30,000	587,000
Other notes and debt	540,000	34,078	574,078
Total notes payable	$1,097,000	$4,091,744	$5,188,744

Unsecured convertible
debentures, net of discount	$-	$1,493,844	$1,493,844

Total debt	$1,097,000	$5,585,588	$6,682,588

Unsecured Convertible Debentures

The Company completed various sales through private placements of senior convertible debentures to accredited investors.  The debentures were convertible into shares of the Company’s common stock at an initial conversion price of $1.26 per share on an as converted basis, subject to adjustment.  A consent and waiver was obtained from the majority of the Series A and C Preferred holders and a waiver was obtained from a majority of the Series B Preferred holders as required in the certificate of designation.  From September 2012 through February 2013, the investors in our 2011 private placements consented to a partial anti-dilution adjustment in conversion price to $0.90 per share in the event of the minimum offering being achieved in a private placement of common stock and warrants.  In February 2013, the minimum offering was achieved resulting in an adjusted conversion price of $0.90 per share for a total of 2,072,654 common shares on an as converted basis, subject to adjustment for stock dividends, stock splits and related distributions

As part of the private placements, the investors received warrants to purchase shares of the Company’s common stock.  The warrants were initially exercisable for a period of three years from the date of issuance at an initial exercise price of $1.512, subject to adjustment (see Note 6 Stock Warrants for further details). The investor may exercise the warrant on a cashless basis if the shares of common stock underlying the warrant are not then registered pursuant to an effective registration statement.  The outstanding warrants are subject to certain anti-dilution protection clauses which provide exercise price adjustments in the event that any common stock or common stock equivalents are issued at an effective price per share that is less than the exercise price per share.  Accordingly, the fair value of the stock warrants is classified as a warrant liability on the accompanying condensed consolidated balance sheets as of September 30, 2014 and December 31, 2013.

As of September 30, 2014, we had the following unsecured convertible debentures outstanding to the following:

	Amount	Maturity Date	Interest Rate	# of Warrants

HCI	$1,150,000	June 30, 2016	10%	1,920,007
AQR	200,000	December 1, 2012	20%	576,002
CNH	100,000	December 1, 2012	20%	288,003
Coventry	166,139	April 1, 2016	16%	575,999
Total	1,616,139			3,360,011
Less debt discount	(122,295)
Debentures, net	$1,493,844

HCI

The Company issued an aggregate total of $1,000,000 in senior convertible debentures to Hillair Capital Investment, Inc. (“HCI”) during the years ended December 31, 2012 and 2011.  As of December 31, 2013, the debentures and related interest were past due.  In February 2014, the Company entered into an Amended and Restated 10% Senior Convertible Debenture due June 30, 2016 with HCI in the amount of $1,150,000. The amendment relates to convertible debentures with an aggregate total of $1,000,000 originally issued on May 16, 2011, August 22, 2011, November 30, 2011 and July 19, 2012.  In addition to the extension of the maturity date, the interest rate was reduced from 16% to 10% per annum, and the conversion price was decreased from $0.90 to $0.75. As part of the agreement, the Company agreed to increase the principal amount of the debenture by $150,000, which represents eighteen months of interest due at the stated rate of 10% per annum.  As a result, all interest accruable and payable between February 7, 2014 and August 8, 2015 is considered paid in full and satisfied.  In addition, the Company issued 420,694 shares of common stock as payment of accrued interest of $252,417 at a rate of $0.60 per share.  Further interest will not begin accruing until August 8, 2015.  As part of the amendment, the exercise price of the related warrants was reduced from $0.90 to $0.75 resulting in the issuance of an additional 320,000 warrants per the warrant agreement terms.

Since the Company is experiencing financial difficulties and the debenture holder has granted a concession, the transaction met the requirement for troubled debt accounting treatment.  Management compared the value of the accrued interest to the fair value of the common stock resulting in a gain on extinguishment of debt of $213,433 or $0.09 per common share.

AQR & CNH

In August 2011, the Company issued an aggregate total of $300,000 in senior convertible debentures to AQR Opportunistic Premium Offshore Fund, LP (“AQR”) and CNH Diversified Opportunities Master Account, LP (“CNH”).  Due to our current condition, we did not make the periodic redemption payments of $75,000 due on June 1, 2012 and September 1, 2012 and the final payment due of $150,000 on or before December 1, 2012.  Upon issuance of a notice of default, amounts owed become immediately payable to the debenture holder.  The debenture holders issued a notice of default relating to our failure to make the periodic redemption payments on June 1, 2012 or September 1, 2012 and the final payment of $150,000 due on December 1, 2012.  In August 2013, the two holders filed a lawsuit against the Company for payment of past due amounts (See Note 9 Legal Matters for further details).  In March 2014, the issuance of warrants to Series D Preferred Stockholders as part of the milestone provision with an effective conversion price of $0.40 per share qualified as a dilutive issuance per the terms of the convertible debenture.  No waivers were obtained from AQR and CNH.  The anti-dilution adjustment reduced the conversion price from $0.50 to $0.40 per share.  The amounts due on the debentures are classified as current at September 30, 2014 and December 31, 2013.

Coventry

On December 6, 2013, the Company settled a lawsuit with Coventry Enterprises, LLC (“Coventry”), a holder of $200,000 in convertible debentures issued in 2011.  The Company owes Coventry a total of $280,679, which includes unpaid principal of $200,000, unpaid interest of $53,679 and unreimbursed attorney’s fees and costs of $27,000.  The Company must pay Coventry $280,679, plus interest at the rate of 16% per annum on the following schedule:

a)	$50,000 payable on or before December 6, 2013; and
b)	$10,000 payable on or before the first day of each month starting January 1, 2014 and continuing thereafter until the obligation is paid.

Based on the payment terms above, the obligation will be paid in full on Apri1 1, 2016. In March 2014, the issuance of warrants to Series D Preferred Stockholders as part of the milestone provision with an effective conversion price of $0.40 per share qualified as a dilutive issuance under the terms of the Coventry convertible debentures.  No waivers were obtained from Coventry.  The anti-dilution adjustment reduced the conversion price on the Coventry debentures from $0.50 to $0.40 per share.  The Company made the required payment in accordance with the settlement agreement through September 30, 2014.

Interest expense related to the unsecured convertible debentures for the nine months ended September 30, 2014 and 2013 was $205,778 and $658,893, respectively.  Interest expense for the nine months ended September 30, 2014 and 2013 included $156,056 and $364,730 at the stated rate, $45,237 and $264,648 in amortization of debt discount and $4,485 and $29,515 in amortization of deferred financing cost, respectively.  The effective interest rate on convertible debentures was calculated as 17% and 29.6% for the nine months ended September 30, 2014 and 2013, respectively.

As of September 30, 2014, the outstanding balance on all unsecured convertible debentures, net of discounts was $1,493,844 with $400,582 classified as current.  The outstanding debentures are convertible into an aggregate total of 2,698,682 common shares.

As a result of the transaction with Precise Analytical, LLC. on April 16, 2015, the outstanding balances on the unsecured convertible debentures will be paid in full in accordance with the Plan of Reorganization, as described in Note 14, Subsequent Events.

Secured Debt

In February 2013, the Company entered into a secured loan agreement with our primary wholesaler. Under the terms of this agreement, the Company received a one-year loan of $3,828,527 with an interest rate of 6.25% per annum, and interest payable monthly. Monthly payment requirements were $27,000 per month for four consecutive months, followed by four consecutive monthly payments of $37,000, followed by three consecutive monthly payments of $42,000, with remaining principal and interest due February 1, 2014. The proceeds from the note were simultaneously exchanged for $3,534,793 in outstanding vendor invoices and $293,734 in a secured note payable with the same primary wholesaler. The note is secured by all of the assets of the Company and its subsidiaries through UCC-1 filings.  As part of the agreement, the Company is required to make a minimum of $500,000 in purchases each month.  The secured loan was subsequently extended with monthly payment requirements of $42,000, with remaining principal and interest due February 1, 2016.

In August 2014, we entered into an amended promissory note agreement with H.D. Smith in the amount of $4,027,666, which includes the outstanding principal of $3,804,111 plus accrued but unpaid interest of $223,555. The note bears an annual interest rate of 6.25% payable monthly and matures on March 1, 2016. As part of the agreement the Company is required to make monthly payments by the 25th of each month based on agreed upon EBITDA milestones with the remaining principal and interest payable on March 1, 2016.

Total Monthly Payment

August 2014 – October 2014	$20,700
November 2014 – January 2015	$25,000
February 2014 – March 2015	$37,500
April 2015 – June 2015	$50,000
July 2015 – August 2015	$62,500
September 2015 – October 2015	$75,000
November 2015 – December 2015	$87,500
January 2016 – February 2016	$100,000

As of September 30, 2014, the outstanding principal balance on the note was $4,027,666. Due to our financial condition, we have been unable to make the required monthly payments under the agreement beginning in September 2014 through April 2015.

On April 21, 2015, the outstanding balance on the secured note was paid in full in accordance with the Plan of Reorganization, as described in Note 14, Subsequent Events.

Revolving Credit Facilities

Brockington Securities, Inc. - Revolver

In March 2009, the Company entered into a Revolving Line of Credit Agreement with Brockington Securities, Inc., a related party, with a credit limit of $300,000, a term of one year and interest of 12% per annum. Under the terms of the agreement, the Company could request advanced payments from time to time, provided, however, that any requested advance will not, when added to the outstanding principal advanced of all previous advances, exceed the credit limit. The Company can repay accrued interest and principal at any time.  There are no financial covenants that the Company is required to maintain.

The agreement has been subsequently extended.  The latest extension occurred on December 23, 2013, in which the maturity date of the loan was extended to August 30, 2016 by mutual consent.  On November 12, 2012, pursuant to an Amendment Agreement, the credit limit was increased to $500,000.  All additional terms of the loan remain unchanged.

In May 2014, pursuant to another Amendment Agreement the credit limit was increased to $600,000.

As of September 30, 2014, the outstanding balance on the Brockington Securities, Inc. revolving line of credit was $557,000.

As a result of the transaction with Precise Analytical, LLC. on April 16,  2015, the outstanding balance on the revolving line of credit will be paid in full in accordance with the Plan of Reorganization, as described in Note 14, Subsequent Events.

Third Coast Bank – Revolver

In December 2013, the Company entered into a revolving Promissory Note with Third Coast Bank SSB, for a credit limit of $30,000 with a term of one year bearing a variable interest rate of prime plus .500 percentage points with an interest rate floor of 5% per annum.  The Promissory Note was guaranteed by Pinewood Trading Fund, LP, a related party.

As of September 30, 2014, the outstanding balance on the Third Coast Bank revolving line of credit was $30,000.  The loan matured in December 2014 and was paid in full.

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

In December 2013, the parties entered into a Fourth Amendment to the Share Agreement between the Company and TPG, LLC. The maturity date of the note was extended from July 2013 to September 1, 2015.  We issued 200,000 shares of the Company’s common stock and agreed to pay the remaining outstanding balance of $60,000 together with accrued interest at the rate of prime plus 2% per annum commencing from December 19, 2013, as follows:

(a)  Six consecutive monthly installments of $2,000 on or before the 1st of each month payable December 2013 through May 2014.

(b)  Sixteen consecutive monthly installments of $3,000 on or before the 1st of each month, payable June 2014 through September 2015.

As of September 30, 2014, the outstanding principal balance on the note was $34,078.  Due to our financial condition, we did not make the required monthly payments in October 2014 through April 2015.  As a result of the transaction with Precise Analytical, LLC. on April 16, 2015, the outstanding balance on the TPG Note will be paid in full in accordance with the Plan of Reorganization, as described in Note 14, Subsequent Events.

Pinewood Notes

In January 2014, we entered into a $200,000 note agreement with Pinewood Trading Fund, LP (“Pinewood”), a related party, with a maturity date of January 28, 2016. The note bears interest at a rate of 16% per annum payable on July 1 and January 1 of each calendar year.  Unless otherwise instructed by Pinewood, the accrued and unpaid interest shall be paid in duly authorized, validly issued, fully paid and non-assessable shares of the Company’s common stock. As of September 30, 2014, the outstanding balance on the note was $222,256, which includes $22,256 in accrued but unpaid interest.

In February and March 2014, the Company entered into short-term promissory notes with Pinewood, a related party, for an aggregate total of $240,000.  The short-term notes bear interest at a rate of 12% per annum and mature on April 30, 2014. As of September 30, 2014, the aggregate outstanding balance on the short-term notes was $272,418, which includes $32,418 in accrued but unpaid interest.  The Company has not repaid the short-term promissory notes.

In September 2014, the Company entered into a $100,000 short-term promissory note with Pinewood.  The short-term note bears an interest rate of 8.00% per annum and matures on March 16, 2015. The Company has not repaid the short-term promissory note per the agreement.  As a result of the transaction with Precise Analytical, LLC. on April 16, 2015, the outstanding balances on the Pinewood Notes will be paid in full in accordance with the Plan of Reorganization, as described in Note 14, Subsequent Events.

5.  REDEEMABLE CONVERTIBLE PREFERRED STOCK

On September 1, 2013, the Company entered into a Stock Purchase Agreement (“SPA”) with Pinewood Trading Fund, LP, (“Pinewood”) an existing shareholder and related party, to purchase up to 3,000 shares of Series D Convertible Preferred Stock at $1,000 per share.

In November 2013, the Company designated 15,000 shares of Preferred Stock as Series D.  The Series D Preferred shares rank senior to the Series A, Series C and Series B Preferred, which all rank senior to the Company’s common stock with respect to the payment of any dividends and amounts upon liquidation or dissolution.

Pinewood must approve certain corporate actions of the Company, regardless of the total Common Stock votes for or against such actions. Such actions include, but are not limited to: any increase or decrease in the authorized number of shares of Common Stock or Preferred Stock; the delisting of any of the Company’s securities from the OTCQB or any national securities exchange; any redemption or repurchase of the Company’s Common or Preferred Stock; any liquidation, dissolution or winding-up of the business and affairs of the Company; any material modification or deviation from the Company’s annual business plan and operating budget; any payment or declaration of a dividend or other distribution on any shares of Common or Preferred Stock made by the Board of Directors; and any change in the principal business of the Company. In addition to the foregoing, holders of the Series D Preferred Stock have the right to elect one director of the Company so long as at least 35% of the shares of Series D Preferred Stock are issued and outstanding.  Each share of Series D Preferred Stock is convertible into 2,000 shares of the Company’s common stock.

In addition, Pinewood may, but is not obligated to, nominate one Director to add to the Company’s existing Board currently comprised of four people (for a total of five directors).  The Company is further restricted, precluded, and prohibited from increasing the number of directors beyond four (or five should Pinewood elect to nominate a director) without the consent of Pinewood.  This gives Pinewood the ability, at its sole discretion, without restriction or notice, to install a board member at any time, subject to applicable law and the Company’s charter document.

Preferred Stock Private Placements
For each share of Series D Preferred Stock purchased, the Company issued one Series A Warrant to purchase 2,000 shares of the Company’s common stock, exercisable for 5 years and one Series B Warrant to purchase 2,000 shares of common stock, exercisable for 5 years.

In November 2013, the Company issued 800 shares of Series D Preferred Stock to Pinewood Trading Fund, LP, a related party, for $1,000 per share for an aggregate purchase price of $800,000. Pinewood also received 800 Series A Warrants and 800 Series B Warrants.

In December 2013, the Company issued 200 shares of Series D Preferred Stock to Pinewood Trading Fund, LP, a related party for $1,000 per share for an aggregate purchase price of $200,000. Pinewood also received 200 Series A Warrants and 200 Series B Warrants.

In December 2013, the Company issued 20 shares of Series D Preferred Stock to Craig Eagle, a director of the Company, for $1,000 per share for an aggregate purchase price of $20,000. Craig Eagles also received 20 Series A Warrants and 20 Series B Warrants.

In December 2013, the Company issued 50 shares of Series D Preferred Stock to an existing investor for $1,000 per share for an aggregate purchase price of $50,000. The investor also received 50 Series A Warrants and 50 Series B Warrants.

In July 2014 through September 2014, the Company issued an aggregate total of 340 shares of Series D Preferred Stock to investors for $1,000 per share for an aggregate purchase price of $340,000 which includes 30 shares of Series D Preferred Stock purchased by Sageborne, LLC, an affiliate of Pinewood for an aggregate purchase price of $30,000. For each share of Series D Preferred Stock purchased, an investor received one Series A Warrant and one Series B Warrant.

As part of the private placements, the investors received warrants to purchase an aggregate of 4,280,000 shares of the Company’s common stock.  The warrants are exercisable for a period of five years from the date of issuance at an initial exercise price of $0.50, subject to adjustment.  The investor may exercise the warrant on a cashless basis if the shares of common stock underlying the warrant are not then registered pursuant to an effective registration statement.  The outstanding warrants are subject to certain anti-dilution protection clauses which provide exercise price adjustments in the event that any common stock or common stock equivalents are issued at an effective price per share that is less than the exercise price per share.  Accordingly, the stock warrants are classified as a warrant liability on the accompanying consolidated balance sheets as of September 30, 2014 and December 31, 2013.

The Securities Purchase Agreements (“SPA”) for the purchase of Series D Preferred Stock contain a Milestone Adjustment provision.   If by March 1, 2014, the Company’s income, on a Special Adjustment Basis (“SAB”) for the period beginning on January 1, 2014 and ending on February 28, 2014 (the “Measurement Period”) is not positive, then the Company will immediately issue (after the cash-flow on SAB calculation is final) 2,400 shares of Series D Preferred Stock to Investors, pro-rata based on their ownership of Series D Preferred Stock. For each share of Series D Preferred Stock issued pursuant to the Milestone Adjustment provision, one Series A Warrant and one Series B Warrant will be issued and the exercise price of all warrants then held by the Investors (including the Warrants and any previously issued warrants of the Company then held by Investors) shall be reduced to $0.40, such price shall be subject to adjustment for issuances or circumstances following the Closing Date that would otherwise result in an adjustment to the exercise price of any such warrant.

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

In March 2014, the Company did not meet the requirements of the Milestone Provision of reaching positive net income on a Special Adjusted Basis (“SAB”) for the trailing two months ending February 2014.  As a result, the Company issued an additional 856 shares of Series D Preferred stock and additional 3,424,000 warrants to purchase common stock at $0.40 to the Series D Preferred stockholders.  In addition, the exercise price on warrants to purchase an aggregate total of 4,280,000 common shares has been reduced to $0.40 per share.  Pinewood is also entitled to elect a majority of the Board of Directors, to be accomplished in any manner that it deems most expedient and in compliance with applicable laws and the Company’s charter documents.  The Company recorded a $662,057 Milestone Adjustment for preferred stock, which is a deemed dividend distribution for accounting purposes.

The Series D Preferred Stock SPAs also contain a mandatory redemption provision. If, as of January 1, 2016: (i) the Common Stock has traded on the 20 trading days prior to January 1, 2016 at an average closing price of less than $1.00; or (ii) the Common Stock has had during the 30 trading days prior to January 1, 2016 an average daily trading volume of less than 70,000 shares, then the Company shall immediately, to the extent it may lawfully do so, redeem all outstanding shares of Series D Preferred Stock at a purchase price of $2,000 per share, plus a cumulative preference of 8% per annum compounded annually. Such redemption shall have preference over redemption of any other class of shares.

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

Failure to immediately redeem the Series D Preferred shares will, at Pinewood’s election, result in the Company immediately issuing to Pinewood an additional (i) 2,400 shares of Series D Preferred Stock and (ii) for each share of Series D Preferred Stock issued above, one Series A Warrant and one Series B Warrant, and the exercise price of all warrants then held by Pinewood (including the Warrants and any previously issued warrants of the Company then held by Investor) shall be reduced to $0.10 (such price shall be subject to adjustment for issuances of circumstances following the Closing that would otherwise result in an adjustment to the exercise price of any such warrant).

The mandatory redemption feature is not freestanding from the Series D Preferred Stock and will not be separately classified from the preferred security.  Since the mandatory redemption is conditioned upon the Company’s stock price and volume which are not solely within the control of the issuer and the price and date are fixed, the Series D Preferred are classified as temporary equity on the consolidated balance sheets as of September 30, 2014 and December 31, 2013.  Management analyzed the terms of the mandatory redemption feature and evaluated whether it was probable that the instruments will become redeemable and concluded that it was probable that the instruments will become redeemable.  Management elected to recognize changes in the redemption value immediately as they occur and adjusted the redemption value as if it were also the redemption date for the instrument.  As a result, management increased the carrying value of the preferred instrument by $2,192,588 and $555,585 for the redemption feature on the Series D Preferred Stock in the year ended December 31, 2013 and nine months ended September 30, 2014, respectively.  The redemption feature on the Series D Preferred Stock is a deemed dividend distribution for accounting purposes.

The Series D Preferred stock includes a conversion feature in which each share of Series D Preferred Stock is initially convertible into 2,000 shares of the Company’s common stock. Management analyzed the terms of the conversion option and concluded that the conversion feature was derivative since it met the definition of a derivative and did not qualify for any of the exceptions. The initial aggregate fair value of the derivatives was determined to be $238,171 and $34,144, for the year ended December 31, 2013 and the nine months ended September 30, 2014, respectively, which was recorded as a derivative liability on the Consolidated Balance Sheet as of December 31, 2013 (See Note 3 Derivative Liability for further details).

The Company allocated the proceeds of these preferred issuances, by first allocating the proceeds to warrant liability and derivative liability based on fair value and then allocated the remaining residual proceeds, net of closing costs to the preferred stock security.

As of September 30, 2014, a total of 2,266 Series D Shares had been issued, which is convertible into 4,532,000 shares of common stock.  As a result of the transaction with Precise Analytical, LLC. on April 16, 2015, all of the Series D Preferred shares were cancelled and the Series D preferred holders will receive  distributions in accordance with the Plan of Reorganization as described in Note 14, Subsequent Events.

6.  EQUITY TRANSACTIONS

Convertible Preferred Stock Series – A, B & C

The Company has authorized 5,000,000 shares of preferred stock, with 2,830 shares designated as Series A Preferred and 7,745 shares designated as Series B Preferred and 813 shares designated as Series C Preferred.

The Series A Preferred and Series C Preferred rank senior to the Series B Preferred, which ranks senior to the Company’s common stock with respect to the payment of any dividends and amounts upon liquidation or dissolution. Except as required by law, the shares of preferred stock shall be voted together with the shares of common stock and not as a separate class.  In addition, so long as 35% of the aggregate amount of the shares of Series A Preferred and Series C Preferred are outstanding, the holders of the outstanding shares voting together as a separate class are entitled to elect up to four directors to the Board and separately vote on a number of defined material actions typically requiring Board approval. Respectively, holders of shares of Series A, B and C Preferred have anti-dilution protections for sale of stock below conversion rate and stock splits and other similar events.

Series A and Series B

In June 2009, in a private placement pursuant to the Purchase Agreement dated February 9, 2009, with Mosaic (“MFS”), a related party (see Note 8 for further details), the Company agreed to sell 1,330 shares of its Series A Preferred and common stock purchase warrants to purchase 1,083,334 shares of its common stock for an aggregate purchase price of $1.3 million, of which $750,000 was paid by the cancellation of secured indebtedness of the Company owed to MFS, with the remaining $580,000 to be paid in cash.   As a condition of closing of this transaction, the outstanding principal balance related to Short Term Notes and Unsecured Debentures of $7.7 million was exchanged for 7,720 shares of Series B Preferred.

As of September 30, 2014, the Company issued a total of 559 shares of Series A Preferred for $558,500 to Mosaic under the 2009 Securities Purchase Agreement. Each share of Series A Preferred is convertible into 1,111 shares of common stock.  As of September 30, 2014, no shares of Series A Preferred issued to Mosaic have been converted into common stock.

Series C

In May 2010, we filed a Certificate of Designation to designate 813 shares of the Company’s Preferred stock as Series C Preferred. The rights of the Series C Preferred are identical to those of the Series A Preferred.   The Company issued 813 shares of the Company’s Series C Preferred at a price of $1,000 per share to an existing vendor in exchange for extinguishment of $300,000 in vendor’s secured payable and additional consideration in the form of a modification in vendor terms that are favorable to the Company and additional debt financing at terms that are significantly below market.

The table below summarizes the Company’s outstanding convertible preferred stock as of September 30, 2014 and December 31, 2013:

	September 30, 2014			December 31, 2013

Convertible Preferred Stock	Number of Preferred Shares	Number of Common Shares if Converted	Weighted Average Conversion Price	Number of Preferred Shares	Number of Common Shares if Converted	Weighted Average Conversion Price

Series A Preferred	1,466	1,629,006	$0.90	1,466	1,629,006	$0.90
Series B Preferred	5,124	5,693,344	$0.90	5,124	5,693,344	$0.90
Series C Preferred	813	902,778	$0.90	813	902,778	$0.90

Total	7,403	8,225,128	$0.90	7,403	8,225,128	$0.90

As a result of the transaction with Precise Analytical, LLC. on April 16, 2015, all of the Series A, B, C Preferred shares were be cancelled and the respective preferred holders will receive distributions in accordance with the Plan of Reorganization as described in Note 14, Subsequent Events.

Common Stock

In January 2014, in accordance with the Make-Whole provision in our 2013 private placement of our common stock, we issued 826,907 shares of common stock to the eight investors that participated in the private placement.  Our consolidated net revenues for the fiscal year ending December 31, 2013 were $7,463,113, which included $2,270,536 in revenues from discontinued operations.  Since the net revenues are below the Make-Whole Adjustment minimum threshold of $17,250,000, we were required to issue additional common stock in accordance with the agreement.  As a result of the transaction with Precise Analytical, LLC. on April 16, 2015, all of the Company’s common shares will be cancelled with no distribution to common shareholders in accordance with the Plan of Reorganization as described in Note 14, Subsequent Events.

Stock Warrants

From 2009-2013, the Company issued common stock warrants to investors and placement agents in private placements of convertible debentures, common stock and preferred stock. The outstanding warrants contain certain anti-dilution protection clauses which provide exercise price adjustments in the event that any common stock or common stock equivalent is issued at an effective per share price that is less than the exercise price per share.  Accordingly, the stock warrants are classified as a warrant liability on the accompanying condensed consolidated balance sheets as of September 30, 2014 and December 31, 2013.

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

In March 2014, the Company did not meet the requirements of the Milestone Provision of the Series D Preferred Stock which required the Company reaching positive net income on a Special Adjusted Basis (“SAB”) for the trailing two months ending February 2014.  As a result, the Company issued an additional 3,424,000 warrants to purchase common stock at $0.40 to the Series D Preferred stockholders.  In addition, the exercise price on warrants to purchase an aggregate total of 4,280,000 common shares was been reduced to $0.40 per share.

In March 2014, the issuance of warrants to Series D Preferred stockholders with an effective exercise price of $0.40 per share qualified as a dilutive issuance under the terms of the warrant.  (See Note 5 Preferred Stock Private Placements for further details). No waivers to make the dilutive issuance were obtained from three debenture holders that hold a total of 1,440,004 warrants.  The anti-dilution adjustment reduces the exercise price of the existing warrants from $0.50 to $0.40 and requires the issuance of an additional 360,001 warrants to the three investors.

In March 2014, the issuance of warrants to Series D Preferred stockholders with an effective exercise price of $0.40 per share qualified as a dilutive issuance per the terms of the warrant.  (See Note 5 Preferred Stock Private Placements for further details). No waivers to make the dilutive issuance were obtained from the eleven warrant holders that participated in our 2013 private placement of common stock and hold an aggregate 2,538,000 warrants.  The anti-dilution adjustment reduces the exercise price of the existing warrants from $0.50 to $0.40 and requires the issuance of an additional 634,502 warrants to the eight investors and three placement agents.

From July 2014 through September 2014, the Company issued a total of 340 Series A warrants, which are exercisable into 680,000 common shares and a total of 340 Series B warrants, which are exercisable into 680,000 common shares.  Each warrant has a term of five years and may be exercised at an initial exercise price of $0.50 per warrant share; such exercise price is subject to certain weighted average and other anti-dilution adjustments as provided in the terms of the warrant.  The Series A Warrants may only be exercised for cash. The Series B Warrants may be exercised on a cashless basis at the investor’s election.

The estimated fair value of these warrants was determined to be $68,289 using the Lattice stock option pricing model on the issuance date, assuming that there will be no dividends, using the applicable exercisable periods, a risk-free rate of return range of 1.6% -1.8%, and an expected stock volatility range of 69.7% to  71.9%. The outstanding warrants are subject certain anti-dilution protection clauses which provide exercise price adjustments in the event that any common stock or common stock equivalents are issued at an effective per share price that is less than the per share exercise price.   Accordingly, the stock warrants are classified as a warrant liability on the accompanying consolidated balance sheets as of September 30, 2014.

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

Expected Term

The Company uses the related exercise period of the warrant or option as the expected term.

A summary of the warrants issued in connection with financing transactions is presented in the table below:

	Number of Shares	Weighted Average Exercise Price

Outstanding and Exercisable at December 31, 2013	14,394,914	$0.58

Granted	1,360,000	$0.50
Exercised	-	$-
Cancelled, forfeited or expired	(1,800,005)	$0.40
Anti-dilution adjustments:
Initial grant	(9,858,011)	$0.56
Initial grant re-pricing	9,858,011	$0.46
Additional warrants granted	4,738,503	$0.42

Outstanding and Exercisable at September 30, 2014 (unaudited)	18,693,412	$0.46

The following table summarizes information about warrants outstanding and exercisable as of September 30, 2014:

	Outstanding			Exercisable

Exercise Price	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)

$0.09	1,083,334	$0.09	4.75	1,083,334	$0.09	4.75

$0.40	10,876,502	$0.40	3.38	10,876,502	$0.40	3.38

$0.50	1,360,000	0.50	4.88	1,360,000	0.50	4.88

$0.60	3,453,569	$0.60	4.92	3,453,569	$0.60	4.92

$0.75	1,920,007	$0.75	2.05	1,920,007	$0.75	2.05

	18,693,412	$0.46	3.92	18,693,412	$0.46	3.92

As a result of the transaction with Precise Analytical, LLC. on April 16, 2015, all of the Company’s stock warrants were cancelled with no distribution to warrant holders in accordance with the Plan of Reorganization as described in Note 14, Subsequent Events.

7.     STOCK-BASED COMPENSATION

Restricted Shares of Common Stock

During the nine months ended September 30, 2014, the Company issued 1,250,000 restricted share grants to Sageborne, LLC, a related party, for compensation for consulting services.   A summary of the activity of restricted shares of common stock for the nine months ended September 30, 2014 is as follows:

	Shares	Weighted Average Grant Date Fair Value

Non-vested on December 31, 2013	-	$-

Granted	1,250,000	0.15
Vested	(1,250,000)	0.15
Forfeited	-	-

Non-vested on September 30, 2014	-	$-

The Company recognized $141,344 and $283,188 in stock compensation expense related to restricted share grants and is included in selling, general and administrative expenses in the consolidated statement of operations for the three and nine months ended September 30, 2014 and 2013, respectively.  As of September 30, 2014, there was no unrecognized compensation cost related to restricted share awards.

Stock Warrants

Historically, the Company issued warrants to purchase common stock to employees and consultants as compensation for services.   The Company amortizes the fair value of the stock warrants to expense ratably over the related service period.

The following table summarizes the warrants outstanding and the number of shares of common stock subject to exercise as of September 30, 2014 and December 31, 2013:

	Employees		Services

	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Outstanding and Exercisable at December 31, 2013	-	$-	850,000	$0.96

Warrants granted	-	-	-	-
Warrants exercised	-	-	-	-
Warrants expired/cancelled	-	-	(20,000)	1.80

Outstanding and Exercisable at September 30, 2014 (unaudited)	-	$-	830,000	$0.93

The following table summarizes information about stock warrants outstanding and exercisable as of September 30, 2014:

	Outstanding			Exercisable

Range of Exercise Price	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)

$0.65	600,000	$0.65	3.82	600,000	$0.65	3.82

$1.52 - $1.80	230,000	$1.68	2.16	230,000	$1.68	2.16

	830,000	$0.93	3.36	830,000	$0.93	3.36

Stock compensation expense related to stock warrants for the nine months ended September 30, 2014 and 2013 was $0 and $142,222, respectively. As of September 30, 2014, there was no unrecognized compensation cost related to stock warrant awards.

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

The 2012 Incentive Plan permits the grant of awards for up to 1,667,667 shares of common stock, subject to limitations on the number of shares that may issued pursuant to incentive stock options, the number shares awarded to any individual in a single year and on the number of shares issuable upon certain performance-based awards, within the meaning of Section 162(m) of the Internal Revenue Code.  Awards may vest, over time, upon the occurrence of one or more events or by the satisfaction of performance criteria, or any combination. To the extent that awards are performance based, they may be based on one or more criteria, including (without limitation) earnings, cash flow, revenues, operating income, capital reissues, or other quantifiable company, customer satisfaction or market data, or any combination. In addition to common stock, awards may also be made in similar securities whose value is derived from our common stock.

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

On July 15, 2014, the Company granted stock options to purchase an aggregate 1,075,000 common shares to key employees under the 2012 Incentive Compensation Plan.

The following table summarizes the stock options outstanding and the number of shares of common stock subject to exercise as of September 30, 2014 and December 31, 2013:

	Options Outstanding		Options Exercisable
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Outstanding at December 31, 2013	1,840,556	$0.66	1,840,556	$0.66

Options granted	1,075,000	0.10	1,075,000	0.10
Options vested	-	-	-	-
Options exercised	-	-	-	-
Options expired/cancelled	-	-	-	-

Outstanding at September 30, 2014 (unaudited)	2,915,556	$0.46	2,915,556	$0.46

The following table summarizes information about stock options outstanding and exercisable as of September 30, 2014:

	Outstanding			Exercisable

Exercise Price	Stock Options Outstanding	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term in Years	Stock Options Exercisable	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term in Years

$0.10	1,075,000	$0.10	9.79	1,075,000	$0.10	9.79

$0.60	525,000	$0.60	7.61	525,000	$0.60	7.61

$0.68	1,305,556	$0.68	6.50	1,305,556	$0.68	6.50

$1.26	10,000	$1.26	5.45	10,000	$1.26	5.45

	2,915,556	$046	7.91	2,915,556	$0.46	7.91

The Company recorded stock-based compensation expense related to stock options for the nine months ended September 30, 2014 and 2013 of $54,197 and $115,462, respectively, which is reflected in selling, general and administrative expense in the condensed consolidated statement of operations.  As of September 30, 2014, there was no unrecognized compensation cost related to stock option awards.

The Company has reserved at total of 3,745,556 shares of its common stock for the exercise of any incentive stock option and warrant awards issued to employees and consultants and an additional 67,667 shares of common stock for unissued options under the 2012 Incentive Plan.  The Company did not repurchase shares in 2014.

As a result of the transaction with Precise Analytical, LLC. on April 16, 2015, all of the Company’s stock options, stock warrants and common stock issued as stock based compensation were cancelled with no distribution to holders in accordance with the Plan of Reorganization as described in Note 14, Subsequent Events.

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

●
Pinewood Trading Fund, LP and its managing partner Jack E. Brooks and affiliate Sageborne, LLC, who beneficially own approximately 80.8% of the Company’s Series D Preferred Stock and 11% of the Company’s Series B Preferred as of September 30, 2014.

Outstanding debt to related parties consisted of the following at September 30, 2014:

	DelVecchio	Pinewood	Total

Notes payable - revolving	$557,000	$-	$557,000
Notes payable	-	540,000	540,000
Accrued interest	34,742	54,963	89,705

	$591,742	$594,963	$1,186,705

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

On August 23, 2013, AQR Opportunistic Premium Offshore Fund, LP and CNH Diversified Opportunities Master Account, LP filed a lawsuit against Assured Pharmacy in the Supreme Court of the State of New York. Plaintiffs submitted a Motion for Summary Judgment in Lieu of Complaint against defendants to recover money allegedly owed by Assured Pharmacy, Inc. under two 16% Convertible Debentures totaling $300,000 issued in and around 2011 in a private placement. On September 19, 2013, Assured removed the action to the United States District Court for the Southern District of New York. All scheduled briefing regarding Plaintiffs’ Motion for Summary Judgment in Lieu of Complaint was fully submitted to the Court as of October 18, 2013, and the parties are currently awaiting a decision and Order. Assured plans to vigorously defend against Plaintiffs’ claims. On March 4, 2015, we entered into a Settlement Agreement and General Release whereby the Company agreed to pay the debenture holders a total of $413,000 on or before May 1, 2015.

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

On February 19, 2014, a lawsuit was filed by JS Barkats PLLC, in the Supreme Court of The State of New York, County of New York against Assured Pharmacy, Inc. and Robert DelVecchio, our Chief Executive Officer.  The lawsuit arises from allegations of failing to remit legal fees due under written retainer agreements of $134,300 and failing to deliver 500,000 freely traded shares of the Company’s common stock pursuant to one of the retainer agreements. Defendants filed a Verified Answer on March 21, 2014. On June 19, 2014, the parties entered into a Preliminary Conference Order setting the timing and sequence of discovery in the action. On March 5, 2015, Defendant Assured Pharmacy filed a chapter 11 petition in the United States Bankruptcy Court in the Eastern District of Texas, Sherman Division. On March 3, 2015, Defendants filed a Suggestion of Bankruptcy and Notice of Automatic Stay as against Defendant Assured Pharmacy. A Compliance Conference has been scheduled for April 9, 2015.   Subsequent to the filing of bankruptcy, the former Chief Executive Officer of the Company filed a claim for indemnification with the United States Bankruptcy Court in the Eastern District of Texas, Sherman Division for any and all personal liability pursuant to the articles of incorporation and the bylaws.  Upon filing, the remaining matter was removed from New York State Supreme Court to the United States District Court for the Southern District of New York on April 30, 2015.  The matter was them moved from the United States District Court for the Southern District of New York to the United States Bankruptcy Court for the Southern District of New York on May 5, 2015.  Management believes that the allegations against the Company are without merit and plans to vigorously defend against this claim.

10.   SUPPLEMENTAL CASH FLOW FINANCIAL INFORMATION

The supplemental disclosure requirements for the statements of cash flows are as follows:

	Nine Months Ended September 30,
	2014	2013

Cash paid during the period for:

Interest	$185,382	$214,313

Non-cash investing and financing activities during the period:

Reissuance of stock warrants in refinancing	$167,532	$-
Cancellation of stock warrants in refinancing	$(24,120)	$-
Common stock issued for payment of forward contract	$115,767	$-
Series D preferred stock issued as payment for milestone adjustment	$662,057	$-
Conversion of Series B Preferred stock into common	$-	$260,000
Conversion of vendor payable into secured note payable	$-	$3,534,793
Conversion of secured notes payable in refinancing	$-	$293,734
Conversion of accrued interest into secured note payable	$223,555	$-
Common stock warrants issued with common stock	$-	$243,055
Common stock warrants issued for placement fees	$-	$32,845
Common stock warrants issued for Series D preferred stock	$68,289	$-
Forward contract issued with common stock	$-	$233,131
Derivative issued with Series D Preferred	$34,144	$-
Redemption feature on preferred stock	$555.585	$-
Common stock issued for payment of interest in refinancing	$63,104	$-

11.     LOSS PER COMMON SHARE

The following is a reconciliation of the numerators and denominators of the basic and diluted loss per common share computations for the years ended:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Numerator for basic and diluted loss per common share:

Net loss to common stockholders from continuing operations	$(680,897)	$(761,384)	$(1,997,002)	$(3,234,702)

Net loss from discontinuing operations	$(4,383)	$(75,921)	$(23,847)	$(583,138)

Net loss to common stockholders	$(685,280)	$(837,305)	$(2,020,849)	$(3,817,840)

Denominator for basic and diluted loss per common share:

Weighted Average Number of Shares Outstanding	11,951,664	6,339,259	11,594,294	5,691,052

Basic and diluted loss per common share from continuing operations	$(0.06)	$(0.12)	$(0.17)	$(0.57)

Basic and diluted loss per common share from discontinued operations	$-	$(0.01)	$-	$(0.10)

Basic and diluted loss per common share	$(0.06)	$(0.13)	$(0.17)	$(0.67)

Due to their anti-dilutive effect, the potential common shares have been excluded from the computation of diluted loss per share:

	Nine Months Ended September 30,
	2014	2013

Warrants	19,523,412	7,504,189
Stock options	2,915,556	1,840,556
Convertible notes	2,698,682	3,295,322
Series A Preferred	1,629,006	1,629,006
Series B Preferred	5,693,344	5,693,344
Series C Preferred	902,778	902,778
Series D Preferred	4,532,000	-

	37,894,778	20,865,195

12.  DISCONTINUED OPERATIONS:

As a result of our financial condition and inability to secure additional funding or significantly improve our liquidity position, management reevaluated its strategic plan.  Management developed and implemented a plan to scale back operations.  We could not support the working capital needs of four pharmacies, so management decided to close two pharmacies to reduce overall fixed pharmacy costs by 50% and concentrate our limited working capital on supporting the operations of the two remaining pharmacies that, we believe, have the best prospects. Management considered several factors in determining which two pharmacies to close, including historical financial performance, regulatory costs, current sales prospects, geographic and physical location and strength of existing physician relationships.  After consideration of these factors, management closed our Gresham, Oregon and Riverside, California pharmacies on August 5, 2013 and August 8, 2013, respectively.

We recorded approximately $743,317 in expenses related to the closing of the facilities, including lease costs, asset impairment and goodwill impairment during the year ended December 31, 2013.  These closures met the discontinued operations criteria and, accordingly, are included in discontinued operations for all periods presented.  The Company’s loss from operations of discontinued pharmacies, net of tax benefit for the three and nine months ended September 30, 2014 and 2013, respectively are detailed as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Sales	$-	$162,806	$-	$2,270,536

Cost of sales	-	119,864	-	1,726,658

Gross profit	-	42,942	-	543,878

Operating expenses	6,743	157,793	34,637	731,100

Impairment of goodwill	-	-	-	697,766

Loss from discontinued operations	(6,743)	(114,851)	(34,637)	(884,988)

Other expenses
Interest expense, net	-	1,950	2,051	12,147
Tax benefit	(2,360)	(40,880)	(12,841)	(313,997)
Loss from operations of discontinued pharmacies, net of tax benefit	$(4,383)	$(75,921)	$(23,847)	$(583,138)

The Company’s assets and liabilities for discontinued operations included in the consolidated balance sheet as of September 30, 2014 and December 31, 2013 are detailed as follows:

	September 30,	December 31,
	2014	2013

ASSETS

Current Assets
Accounts receivable, net	$428	$4,048
Prepaid and other current assets	-	-
Assets of discontinued operations	$428	$4,048

Other receivables, net	133,377	140,563
Assets of discontinued operations, non-current, net	$133,377	$140,563

LIABILITIES

Current Liabilities
Accounts payable and accrued expenses	78,408	150,652
Liabilities of discontinued operations	$78,408	$150,652

13.     INCOME TAXES

Due to losses incurred for the nine months ended September 30, 2014 and 2013, there is no current provision for income taxes.

The utilization of some or all of the Company’s net operating losses may be restricted in the future by a significant change in ownership as defined under the provisions of Section 382 of the Internal Revenue Code of 1986, as amended. In addition, utilization of the Company’s California net operating losses for the years prior to 2008 may only be carried forward ten years under State law. The Company’s estimate of the potential outcome of any uncertain tax issue is subject to management’s assessment of relevant risks, facts, and circumstances existing at that time, pursuant to ASC 740. ASC 740 requires a more-likely-than-not threshold for financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. At January 1, 2007, (adoption date), and at September 30, 2014, there were no unrecognized tax benefits.

The federal statute of limitations remains open for tax years 2010 through 2013. State jurisdictions generally have statutes of limitations ranging from three to five years. The Company is no longer subject to state income tax examinations by tax authorities for years before 2009.

Any interest and penalties associated with tax positions taken by the Company would be recorded as a component of other expenses in the consolidated statement of operations.  For the nine months ended September 30, 2014 and 2013, there were no interest or penalties associated with tax positions taken by the Company.

14.     SUBSEQUENT EVENTS

On October 20, 2014,  we issued a 25 shares of restricted Series D Preferred Stock to Sageborne, LLC, a related party, for gross proceeds of $25,000, in accordance of the terms of that certain Securities Purchase Agreement.  As part of the transaction, we also issued 25 Series A and 25 Series B five-year warrants to purchase an aggregate total of 100,000 shares of common stock at an initial exercise price of $0.50.

On November 24, 2014, we issued 25 shares of restricted Series D Preferred Stock to Pinewood Trading Fund, LLC, a related party, for gross proceeds of $25,000 in accordance of the terms of that certain Securities Purchase Agreement.  As part of the transaction, we also issued 25 Series A and 25 Series B five-year warrants to purchase an aggregate total of 100,000 shares of common stock at an initial exercise price of $0.50.

On December 18, 2014, the Company issued $172,400 in convertible debentures due June 18, 2015 to Hillair Capital Investments, LP with an original conversion price of $1.00.  The debentures are convertible into 172,400 shares of the Company’s common stock.

On February 6, 2015, we issued 600,000 shares of restricted common stock to Pinewood Trading Fund, LP, a related party, as consideration for the commercial guarantee on the Company’s accounts receivable revolving line of credit with Third Coast Bank.

On March 3, 2015, the Company issued $129,600 in convertible debentures due September 3, 2015 to Hillair Capital Investments, L.P. with an original conversion price of $1.00.  The debentures are convertible into a total of 129,600 shares of the Company’s common stock.

On March 5, 2015 (“Petition Date”), Assured Pharmacy, Inc. (the “Company”) and its subsidiaries Assured Pharmacy Management, Inc., Assured Pharmacy Dallas, Inc., Assured Pharmacy Boston, Inc., Assured Pharmacy Denver, Inc., Assured Pharmacies, Inc., Assured Pharmacy Gresham, Inc., Assured Pharmacy Kansas, Inc., Assured Pharmacies Northwest, Inc., and CS Compliance Group, Inc.,  (collectively, the “Debtors”) filed voluntary petitions in the United States Bankruptcy Court for the Eastern District of Texas (the “Bankruptcy Court”) for reorganization relief under the provisions of Chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”). The Company has requested that the Chapter 11 cases be jointly administered and styled as In re Assured Pharmacy, Inc., et al., Case No. 15-40389 (the “Chapter 11 Cases”). The Debtors will continue to operate their businesses and manage their properties as debtors in possession under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court.

The commencement of the Chapter 11 Cases described above constitutes an event of default under the various agreements.  As of the Petition Date, there was a total of $3,443,166 in principal payable under these agreements. As a result of the filing of Chapter 11 Case, the Company believes that the ability of the lenders/creditors to seek remedies to enforce their rights against the Company under these and other agreements are stayed and creditor rights of enforcement against the Debtors are subject to the applicable provisions of the Bankruptcy Code.

In conjunction with the filing of the Chapter 11 Cases on March 5, 2015, the Company executed an Equity Purchase Agreement with Precise Analytical, LLC, a private Delaware limited liability company (“Precise”), the effectiveness of which is subject to the entry of a Confirmation Order of the Bankruptcy Court approving the Debtors’ proposed plan of reorganization. The proposed plan and a proposed disclosure statement were filed with the bankruptcy petitions, and the Debtors have asked for expedited consideration of the disclosure statement. Upon the effective date of the bankruptcy plan, if approved by the Bankruptcy Court, Precise shall receive 100% of the shares of the reorganized Company’s common stock for a purchase price to be calculated based on a base purchase price of $11,500,000 with deductions from the purchase price for the Company’s debt outstanding under the DIP Facility (as defined in the Equity Purchase Agreement) and the amount, if any, by which the Target Working Capital exceeds the Closing Working Capital (such terms are defined in the Equity Purchase Agreement) and with an addition to the purchase price for the amount, if any, by which the Closing Working Capital exceeds the Target Working Capital. Upon payment of the purchase price, the Company will contribute the proceeds to the Plan Escrow and the Professional Fee Escrow. Additional adjustments to the purchase price may be made within 90 days after the closing date, depending on the Company’s balance sheets (including the subsidiaries’ balance sheets) and the actual amounts of the Closing Working Capital, cash and the amounts paid in cash pursuant to the plan. The proceeds in the Plan Escrow will then be distributed to pay creditors and certain interest holders pursuant to the plan.

On March 6, 2015, in conjunction with the filing of the Chapter 11 Cases (defined above) and the execution of the Equity Purchase Agreement, we entered into a Debtor in Possession loan agreement in the amount of $1,500,000 with Precise Analytical, LLC due June 5, 2015.  The note bears an interest rate of 10% per annum.   As of April 16, 2015, the outstanding balance on the loan was $0.00.

On April 14, 2015, we received an order approving Disclosure Statement, on a final basis, and confirming Joint Chapter 11 Plan of Reorganization from the United States Bankruptcy Court for the Eastern District of Texas Sherman Division.

On April 16, 2015, the Company completed the equity sale of 100 % of the post bankruptcy common stock to Precise Analytical, LLC ., in accordance with the  terms of the Equity Purchase Agreement and as a result of the transaction became a private company.

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

On March 5, 2015 (“Petition Date”), Assured Pharmacy, Inc. (the “Company”) and its subsidiaries Assured Pharmacy Management, Inc., Assured Pharmacy Dallas, Inc., Assured Pharmacy Boston, Inc., Assured Pharmacy Denver, Inc., Assured Pharmacies, Inc., Assured Pharmacy Gresham, Inc., Assured Pharmacy Kansas, Inc., Assured Pharmacies Northwest, Inc., and CS Compliance Group, Inc.,  (collectively, the “Debtors”) filed voluntary petitions in the United States Bankruptcy Court for the Eastern District of Texas (the “Bankruptcy Court”) for reorganization relief under the provisions of Chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”).  The Company has requested that the Chapter 11 cases be jointly administered and styled as In re Assured Pharmacy, Inc., et al., Case No. 15-40389 (the “Chapter 11 Cases”). The Debtors will continue to operate their businesses and manage their properties as debtors in possession under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court.

The commencement of the Chapter 11 Cases described above constitutes an event of default under the various agreements.

As of the Petition Date, there was a total of $3,443,166 in principal payable under these agreements. As a result of the filing of Chapter 11 Case, the Company believes that the ability of the lenders/creditors to seek remedies to enforce their rights against the Company under these and other agreements are stayed and creditor rights of enforcement against the Debtors are subject to the applicable provisions of the Bankruptcy Code.

On March 5, 2015, the Company in conjunction with the filing of the Chapter 11 Cases (defined below), the Company has executed an Equity Purchase Agreement with Precise Analytical, LLC, a private Delaware limited liability company (“Precise”), the effectiveness of which is subject to the entry of a Confirmation Order of the Bankruptcy Court approving the Debtors’ proposed plan of reorganization. The proposed plan and a proposed disclosure statement were filed with the bankruptcy petitions, and the Debtors have asked for expedited consideration of the disclosure statement. Upon the effective date of the bankruptcy plan, if approved by the Bankruptcy Court, Precise shall receive 100% of the shares of the reorganized Company’s common stock for a purchase price to be calculated based on a base purchase price of $11,500,000 with deductions from the purchase price for the Company’s debt outstanding under the DIP Facility (as defined in the Equity Purchase Agreement) and the amount, if any, by which the Target Working Capital exceeds the Closing Working Capital (such terms are defined in the Equity Purchase Agreement) and with an addition to the purchase price for the amount, if any, by which the Closing Working Capital exceeds the Target Working Capital. Upon payment of the purchase price, the Company will contribute the proceeds to the Plan Escrow and the Professional Fee Escrow. Additional adjustments to the purchase price may be made within 90 days after the closing date, depending on the Company’s balance sheets (including the subsidiaries’ balance sheets) and the actual amounts of the Closing Working Capital, cash and the amounts paid in cash pursuant to the plan. The proceeds in the Plan Escrow will then be distributed to pay creditors and certain interest holders pursuant to the plan.

On March 27, 2015, the Company filed a Form 15-12G Certification of Termination of Registration with the United States Securities and Exchange Commission to voluntary discontinue  public company reporting.  The Company made the election as a cost reduction measure and to facilitate the equity sale of the Company.

On April 14, 2015, we received an order approving Disclosure Statement, on a final basis, and confirming Joint Chapter 11 Plan of Reorganization from the United States Bankruptcy Court for the Eastern District of Texas Sherman Division.

On April 16, 2015, the Company completed the equity sale of 100 % of the post bankruptcy common stock to Precise Analytical, LLC ., in accordance with the  terms of the Equity Purchase Agreement and as a result of the transaction became a private company.

In April 2014, we opened our pharmacy operation in the Denver, Colorado metropolitan area.  As of September 30, 2014, we had three operating pharmacies and two pharmacies that are under development, each of which are wholly-owned through subsidiaries.   The opening date and locations of our pharmacies are as follows:

Location	Opening Date

Kirkland, Washington	August 11, 2004
Leawood, Kansas	November 28, 2011
Greenwood Village, Colorado	April 2, 2014

The table set forth below summarizes the number of prescriptions dispensed and the number of patients serviced by our operating pharmacies during the three and nine months ended September 30, 2014 and 2013, respectively.

	Three months ended		Nine months ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013

Total Number of Prescriptions1	18,073	9,898	45,655	37,480

Total Number of Patients Serviced2	9,141	5,532	23,658	19,788

1	“Total Number of Prescriptions” equals the total number of prescriptions dispensed by our operating pharmacies and delivered to or picked up by the customer.

2	“Total Number of Patients Serviced” equals the total number of patients serviced measured on a monthly basis.

Results of Operations for the Three Months Ended September 30, 2014 and 2013

Summarized immediately below and discussed in more detail in the subsequent sub-sections is an analysis of our operating results for the three months ended September 30, 2014 and 2013, represented as a percentage of total sales for each respective period:

	Three Months Ended September 30,
	2014	2013

Sales	100%	100%
Cost of sales	82.3	76.5
Gross profit	17.7	23.5
Operating expenses
Salaries and related expenses	19.8	48.1
Selling, general and administrative	21.7	32.8
Total operating expenses	41.6	80.9
Loss from continuing operations	(23.9)	(57.4)
Other expenses
Interest expense, net	7.2	33.7
Loss on change in forward contract liability	-	-
Gain on change in fair market value of derivative	(0.2)	-
Gain on change in fair value of warrant liability	(1.7)	(13.3)
Total other expenses and income	5.3	20.4
Net loss from continuing operations, before tax	(29.2)	(77.8)
Income taxes	0.1	4.4
Net loss from continuing operations, net of tax	(29.3)	(82.2)
Net loss from discontinued operations, net of tax	(0.2)	(8.2)
Net loss	(29.5)	(90.4)

Sales

Our total sales reported for the three months ended September 30, 2014 was $2,321,644, a 150.6% increase from $926,552 for the three months ended September 30, 2013. Our sales for the three months ended September 30, 2014 and 2013 was generated primarily from the sale of prescription drugs through our pharmacy operations.

Sales per prescription dispensed by our pharmacies was approximately $128 per prescription for the three months ended September 30, 2014, a 37.2% increase from approximately $94 per prescription for the three months ended September 30, 2013.  The increase in our sales per prescription dispensed is primarily attributable to a shift in prescription mix from lower priced generic medications to higher priced brand medications.

The number of prescriptions dispensed by our pharmacies was 18,073 for the three months ended September 30, 2014, compared to 9,898 for the three months ended September 30, 2013. Management attributes the increase in prescription volumes to the opening our pharmacy in the Denver, Colorado metropolitan area and improved inventory purchasing.

The number of patients serviced by our pharmacies was 9,141 for the three months ended September 30, 2014 compared to 5,532 patients for the three months ended September 30, 2013.

Cost of Sales

The total cost of sales for the three months ended September 30, 2014 was $1,911,428, a 169.6% increase from $708,885 for the three months ended September 30, 2013. The cost of sales consists primarily of direct cost of prescription drugs. The increase in cost of sales is primarily attributable to increased sales in the reporting period.

Gross Profit

Our total gross profit increased to $410,216, or approximately 17.7% of sales, for the three months ended September 30, 2014. This is an increase from a gross profit of $217,666, or approximately 23.5% of sales for the three months ended September 30, 2013.  The decrease in the gross profit percentage for the three months ended September 30, 2014, when compared to the same period in the prior fiscal year, is primarily attributable to a shift in prescription mix.  Our gross profit per prescription filled for the three months ended September 30, 2014 was $22.70, a 3.2% increase from $21.99 for the three months ended September 30, 2013.

Operating Expenses

Operating expense for the three months ended September 30, 2014 was $964,745, a 28.7% increase from $749,364 for the three months ended September 30, 2013. Our operating expenses for the three months ended September 30, 2014 consisted of salaries and related expenses of $460,061 and selling, general and administrative expenses of $504,684. Our operating expenses for the three months ended September 30, 2013 consisted of salaries and related expenses of $445,426 and selling, general and administrative expenses of $303,938.

Salaries and related expenses increased $14,635 for the three months ended September 30, 2014, when compared to the three months ended September 30, 2013, primarily due to staff additions.

Selling, general and administrative expenses increased $200,746 in the three months ended September 30, 2014 when compared to the three months ended September 30, 2013.  The significant components of selling, general and administrative expenses are as follows:

	Three Months Ended September 30,
	2014	2013

Stock-based compensation expenses	$95,603	$104,094
Provision (recoveries) for accounts receivable doubtful accounts	1,861	(1,572)
Selling expenses	16,585	4,586
Professional fees	81,815	(17,428)
Delivery expenses	93,768	44,590
Facility related expenses	63,600	61,904
Travel and related expenses	18,842	19,563
Vendor late fee expenses	380	3,167
Investor relations expense	-	9,000
Other general and administrative expenses	132,230	76,034
Total	$504,684	$303,938

The increase in selling, general and administrative expenses is primarily due to an increase in professional fees, delivery expenses and other general and administrative expenses and to a lesser extent an increase in provision for accounts receivable doubtful accounts, selling expenses and facility related expenses which were partially offset by decreases in stock-based compensation, travel and related expenses, vendor late fees and investor relation fees. The increase in delivery expenses is primarily due to an increase in the number of deliveries and pick-ups from our customers.

Other (Income) Expense

Total other income for the three months ended September 30, 2014 was $124,008, a $64,798 decrease from $188,806 in other income for the three months ended September 30, 2013.  The significant components of other income and expenses are as follows:

	Three Months ended September 30,
	2014	2013

Interest expense, net	$167,852	$311,855
Loss on change in fair value of forward contract	-	-
Gain on change in fair value of derivative	(3,825)	-
Gain on change in fair value of warrants	(40,019)	(123,049)
Total	$124,008	$188,806

The decrease was primarily attributable to a $144,003 decrease in interest expense and to a lesser extent a $3,825 gain on change in fair value of derivative, which was partially offset by a decrease in the gain in fair value of warrant liability $83,030.

The gain on change in fair value of warrant liability represents the change in fair value calculated on warrants issued in connection with private placements in the fiscal years 2011 through 2014 which grant the warrant holder certain anti-dilution protection and provide exercise price adjustments in the event that any common stock or common stock equivalents are issued at an effective price per share that is less than the exercise price per share.

The gain on change in fair value of derivative liability represents the change in fair value calculated on derivative issued in connection with our 2013 Series D Preferred Stock issuances.  The derivative relates to the conversion feature into common stock at an initial rate of 2,000 common shares for each share of Series D Preferred Stock, subject to adjustment for certain anti-dilution protection and provide exercise price adjustments in the event that any common stock or common stock equivalents are issued at an effective price per share that is less than the exercise price per share.

Our total outstanding debt decreased to $6,682,588 as of September 30, 2014 as compared to $7,770,406 at September 30, 2013.  The table below summarizes the components of interest expense for the three months ended September 30, 2014 and 2013:

	Three Months Ended September 30,
	2014	2013

Interest expense at stated rates (6.25% - 20%)	$148,469	$212,971
Amortization of deferred financing costs	1,748	9,981
Amortization of debt discount	17,635	88,903
Interest expense, net	$167,852	$311,855

The decrease in interest expense is primarily due to a decrease in interest expense at the stated rates due to a decrease in the average debt outstanding, a decrease in amortization of debt discount of $71,268 and to a lesser extent a $593 decrease in amortization of deferred financing costs for the three months ended September 30, 2014, compared to the three months ended September 30, 2013.

Loss from Discontinued Operations, net of tax

Discontinued operations include the operations of our Riverside, California and Gresham, Oregon pharmacies closed in August 2013.  Our net loss from discontinued operations for the three months ended September 30, 2014 was $4,383, compared to a net loss of $75,921 for the three months ended September 30, 2013.

Net Loss

Our net loss for the three months ended September 30, 2014 was $685,280, compared to a net loss of $837,305 for the three months ended September 30, 2013.  The decrease in our net loss was primarily attributable to an increase in gross profit of $192,550, a decrease in other expenses of $64,798 and a decrease in the loss on discontinued operations, net of tax of $71,538, which was partially offset by an increase in operating expenses of $215,381.

Our net loss per common share for the three months ended September 30, 2014 was $0.10, compared to a net loss per common share of $0.13 for the three months ended September 30, 2013.  The decrease to our net loss per common share was primarily attributable to an increase in the weighted average number of common shares outstanding to 11,951,664 from 6,339,259 which was partially offset by a $403,560 increase in our net loss applicable to common stock for the three months ended September 30, 2014, compared to the three months ended September 30, 2013.

Results of Operations for the Nine Months Ended September 30, 2014 and 2013

Summarized immediately below and discussed in more detail in the subsequent sub-sections is an analysis of our operating results for the nine months ended September 30, 2014 and 2013, represented as a percentage of total sales for each respective period:

	Nine Months Ended September 30,
	2014	2013

Sales	100%	100%
Cost of sales	81.1	77.2
Gross profit	18.9	22.8
Operating expenses
Salaries and related expenses	22.9	33.7
Selling, general and administrative	23.2	42.9
Total operating expenses	46.1	76.6
Loss from continuing operations	(27.2)	(54)
Other expenses
Interest expense, net	8.0	22.3
Gain on extinguishment of debt	(3.5)	-
Loss on change in forward contract liability	-	2.4
Gain on change in fair market value of derivative	(2.1)	-
Gain on change in fair value of warrant liability	(7.9)	(6.5)
Total other expenses and income	(5.5)	18.3
Net loss from continuing operations, before tax	(21.7)	(73.0)
Income taxes	0.2	7.8
Net loss from continuing operations, net of tax	(21.9)	(80.9)
Net loss from discontinued operations, net of tax	(0.4)	(14.6)
Net loss	(22.3)	(95.4)

Sales

Our total sales reported for the nine months ended September 30, 2014 was $6,119,033, a 53% increase from $4,000,052 for the nine months ended September 30, 2013. Our sales for the nine months ended September 30, 2014 and 2013 were generated primarily from the sale of prescription drugs through our pharmacy operations.

Sales per prescription dispensed by our pharmacies was approximately $134 per prescription for the nine months ended September 30, 2014, a 26.2% increase from approximately $106 per prescription for the nine months ended September 30, 2013.  The increase in our sales per prescription dispensed is primarily attributable to a shift in prescription mix from lower priced generic medications to higher priced brand medications.

The number of prescriptions dispensed by our pharmacies was 45,655 for the nine months ended September 30, 2014 compared to 37,480 for the nine months ended September 30, 2013. The number of patients serviced by our pharmacies was 23,658 for the nine months ended September 30, 2014 compared to 19,788 patients for the nine months ended September 30, 2013.

Cost of Sales

The total cost of sales for the nine months ended September 30, 2014 was $4,961,103, a 60.7% increase from $3,087,233 for the nine months ended September 30, 2013. The cost of sales consists primarily of direct cost of prescription drugs. The increase in cost of sales is primarily attributable to increased sales and prescription mix in the reporting period.

Gross Profit

Our total gross profit increased to $1,157,930, or approximately 18.9% of sales, for the nine months ended September 30, 2014. This is an increase from a gross profit of $912,818 or approximately 22.8% of sales for the nine months ended September 30, 2013.  The decrease in the gross profit percentage for the nine months ended September 30, 2014, when compared to the prior fiscal nine months, is primarily attributable to a shift in prescription mix. Our gross profit per prescription filled for the nine months ended September 30, 2014 was $25.36, a 6.4% increase from $23.84 for the nine months ended September 30, 2013.

Operating Expenses

Operating expense for the nine months ended September 30, 2014 was $2,817,717, a 9.2% decrease from $3,103,399 for the nine months ended September 30, 2013. Our operating expenses for the nine months ended September 30, 2014 consisted of salaries and related expenses of $1,399,827 and selling, general and administrative expenses of $1,417,890. Our operating expenses for the nine months ended September 30, 2013 consisted of salaries and related expenses of $1,479,757 and selling, general and administrative expenses of $1,623,642.

Salaries and related expenses decreased $79,930 in the nine months ended September 30, 2014, when compared to the nine months ended September 30, 2013 primarily due to staff reductions.

Selling, general and administrative expenses decreased $205,752 in the nine months ended September 30, 2014 when compared to the nine months ended September 30, 2013.  The significant components of selling, general and administrative expenses are as follows:

	Nine Months Ended September 30,
	2014	2013

Stock-based compensation expenses	$195,541	$540,872
Provision for accounts receivable doubtful accounts	20,773	7,992
Selling expenses	53,405	27,330
Professional fees	239,778	349,518
Delivery expenses	249,311	149,376
Facility related expenses	191,330	179,970
Travel and related expenses	94,945	91,640
Vendor late fee expenses	4,136	11,626
Investor relations expense	1,638	15,000
Other general and administrative expenses	367,033	250,318
Total	$1,417,890	$1,623,642

The decrease in selling, general and administrative expenses is primarily due to a decrease in stock-based compensation of $345,331 and a $109,740 decrease in professional fees and to a lesser extent decreases in vendor late fee expenses and investor relation expenses which were partially offset by increases in delivery expenses, selling expenses, provision for accounts receivable doubtful accounts, other general and administrative expenses and facility related expenses. The increase in delivery expenses is primarily due to an increase in the number of deliveries and pick-ups from our customers.

Other (Income) Expense

Total other income for the nine months ended September 30, 2014 was $337,683, a $1,067,808 decrease from $730,125 in other expense for the nine months ended September 30, 2013.  The significant components of other income and expenses are as follows:

	Nine Months ended September 30,
	2014	2013

Interest expense, net	$490,302	$893,873
Gain on extinguishment of debt	(213,433)	-
Loss on change in fair value of forward contract	-	97,632
Gain on change in fair value of derivative	(130,517)	-
Gain on change in fair value of warrants	(484,035)	(261,380)
Total	$(337,683)	$730,125

The decrease was primarily attributable to a $222,655 decrease in the change in fair value of warrants, a gain on extinguishment of debt of $213,433, a decrease of $403,571 in interest expense, a $130,517 gain on change in fair value of derivative and a $97,632 decrease in change in fair value of forward contract.

The $213,433 gain on extinguishment of debt for the nine months ended September 30, 2014 resulted from troubled debt restructurings that met the requirements for extinguishment accounting treatment.

The gain on change in fair value of warrant liability represents the change in fair value calculated on warrants issued in connection with private placements in the fiscal years 2011 through 2014 which grant the warrant holder certain anti-dilution protection and provide exercise price adjustments in the event that any common stock or common stock equivalents are issued at an effective price per share that is less than the exercise price per share.

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

The gain on change in fair value of derivative liability  represents the change in fair value calculated on derivative issued in connection with our 2013 Series D Preferred Stock issuances.  The derivative relates to the conversion feature into common stock at an initial rate of 2,000 common shares for each share of Series D Preferred Stock, subject to adjustment for certain anti-dilution protection and provide exercise price adjustments in the event that any common stock or common stock equivalents are issued at an effective price per share that is less than the exercise price per share.

Our total outstanding debt decreased to $6,682,588 as of September 30, 2014 as compared to $7,770,406 at September 30, 2013.  The table below summarizes the components of interest expense for the nine months ended September 30, 2014 and 2013:

	Nine Months Ended September 30,
	2014	2013

Interest expense at stated rates (6.25% - 20.00%)	$440,579	$599,710
Amortization of deferred financing costs	4,485	29,515
Amortization of debt discount	45,238	264,648
Interest expense, net	$490,302	$893,873

The decrease in interest expense is primarily due to a decrease in amortization of debt discount of $219,410 and a $166,771 decrease in interest expense at the stated rates due to an decrease in the average debt outstanding for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013, and to a lesser extent an $17,390 decrease in amortization of deferred financing costs.

Loss from Discontinued Operations, net of tax

Discontinued operations include the operations of our Riverside, California and Gresham, Oregon pharmacies closed in August 2013.  Our net loss from discontinued operations for the nine months ended September 30, 2014 was $23,847, compared to a net loss of $583,138 for the nine months ended September 30, 2013.

Net Loss

Our net loss for the nine months ended September 30, 2014 was $1,358,792, compared to a net loss of $3,817,840 for the nine months ended September 30, 2013.  The decrease in our net loss was primarily attributable to a decrease in other expenses of $1,067,808 and to a lesser extent, a decrease in operating expenses of $285,682, a decrease in the loss on discontinued operations, net of tax of $559,291 and an increase in gross profit of $245,111.

Our net loss per common share for the nine months ended September 30, 2014 was $0.22, compared to a net loss per common share of $0.67 for the nine months ended September 30, 2013.  The decrease to our net loss per common share was primarily attributable to a $1,241,406 decrease in our net loss applicable to common stock and an increase in the weighted average number of common shares outstanding to 11,594,294 for the nine months ended September 30, 2014, from 5,691,052 for the nine months ended September 30, 2013.

Financial condition, Liquidity and Capital Resources

Liquidity and Capital Resources

As of September 30, 2014, we had a cash balance of $7,932, an increase from a balance of $2,856 at December 31, 2013.  At September 30, 2014, we had a working capital deficit of $6,000,301, an increase from a working capital deficit of $5,151,054 of December 31, 2013.  The increase in our working capital deficit was primarily attributable to an increase in current liabilities attributable to an increase in notes payable and unsecured debentures, which was partially offset by a decrease in accounts receivable due to the sale of accounts receivable.

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

As of September 30, 2014, we had $300,000 in debt securities that were due in the year 2012 and $4,532,326 in debt securities that are either past due or will come due in the next twelve months.

In conjunction with the filing of the Chapter 11 Cases (defined below) on March 5, 2015, the Company executed an Equity Purchase Agreement with Precise Analytical, LLC, a private Delaware limited liability company (“Precise”), the effectiveness of which is subject to the entry of a Confirmation Order of the Bankruptcy Court approving the Debtors’ proposed plan of reorganization. The proposed plan and a proposed disclosure statement were filed with the bankruptcy petitions, and the Debtors have asked for expedited consideration of the disclosure statement. Upon the effective date of the bankruptcy plan, if approved by the Bankruptcy Court, Precise shall receive 100% of the shares of the reorganized Company’s common stock for a purchase price to be calculated based on a base purchase price of $11,500,000 with deductions from the purchase price for the Company’s debt outstanding under the DIP Facility (as defined in the Equity Purchase Agreement) and the amount, if any, by which the Target Working Capital exceeds the Closing Working Capital (such terms are defined in the Equity Purchase Agreement) and with an addition to the purchase price for the amount, if any, by which the Closing Working Capital exceeds the Target Working Capital. Upon payment of the purchase price, the Company will contribute the proceeds to the Plan Escrow and the Professional Fee Escrow. Additional adjustments to the purchase price may be made within 90 days after the closing date, depending on the Company’s balance sheets (including the subsidiaries’ balance sheets) and the actual amounts of the Closing Working Capital, cash and the amounts paid in cash pursuant to the plan. The proceeds in the Plan Escrow will then be distributed to pay creditors and certain interest holders pursuant to the plan.

On March 5, 2015 (“Petition Date”), Assured Pharmacy, Inc. (the “Company”) and its subsidiaries Assured Pharmacy Management, Inc., Assured Pharmacy Dallas, Inc., Assured Pharmacy Boston, Inc., Assured Pharmacy Denver, Inc., Assured Pharmacies, Inc., Assured Pharmacy Gresham, Inc., Assured Pharmacy Kansas, Inc., Assured Pharmacies Northwest, Inc., and CS Compliance Group, Inc.,  (collectively, the “Debtors”) filed voluntary petitions in the United States Bankruptcy Court for the Eastern District of Texas (the “Bankruptcy Court”) for reorganization relief under the provisions of Chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”). The Company has requested that the Chapter 11 cases be jointly administered and styled as In re Assured Pharmacy, Inc., et al., Case No. 15-40389 (the “Chapter 11 Cases”). The Debtors will continue to operate their businesses and manage their properties as debtors in possession under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court.

The commencement of the Chapter 11 Cases described above constitutes an event of default under the various agreements.  As of the Petition Date, there was a total of $3,443,166 in principal payable under these agreements. As a result of the filing of Chapter 11 Case, the Company believes that the ability of the lenders/creditors to seek remedies to enforce their rights against the Company under these and other agreements are stayed and creditor rights of enforcement against the Debtors are subject to the applicable provisions of the Bankruptcy Code.

On March 6, 2015, in conjunction with the filing of the Chapter 11 Cases (defined above) and the execution of the Equity Purchase Agreement, we entered into a Debtor in Possession loan agreement in the amount of $1,500,000 with Precise Analytical, LLC due June 5, 2015.  The note bear an interest rate of 10% per annum.  On April 16, 2015, the Company completed the equity sale to Precise Analytical, LLC,  in accordance with the  terms of the Equity Purchase Agreement.   As of April 16, 2015, the outstanding balance on the loan was $0.

The table below lists our obligations under outstanding notes payable and unsecured convertible debentures, as of September 30, 2014:

	Related Party	Unrelated	Total

Secured Debt (1)	$-	$4,027,666	$4,027,666
Revolving Credit facilities (2)	557,000	30,000	587,000
Other Notes and Debt (3)(4)	540,000	34,078	574,078
Unsecured Convertible Debentures	-	1,493,844	1,493,844
	1,097,000	5,585,588	6,682,588
Less: current portion	(340,000)	(4,492,326)	(4,832,326)
	$757,000	$1,093,262	$1,850,262

(1)
In February 2013, we received a one-year loan of $3,828,527 from our primary wholesaler upon conversion of trade payables of $3,534,793 and cancellation of a secured loan with a remaining balance of $293,734.  The note bears an interest rate of 6.25% per annum, with interest payable monthly. Monthly payment requirements were $27,000 for the first four consecutive months, followed by four consecutive monthly principal reductions of $37,000, followed by three consecutive monthly principal reductions of $42,000, with remaining principal and interest due February 1, 2014. The loan has since been amended multiple times, the latest of which was in August 2014 whereby the note amount was increased to $4,027,666 which includes the outstanding principal of $3,804,111 plus accrued but unpaid interest of $223,555. The loan matures on March 1, 2016. As part of the agreement, the Company is required to make monthly payments by the 25th of each month based on agreed upon EBITDA milestones and the remaining principal and interest is due on March 1, 2016.

As of September 30, 2014, the outstanding principal balance on the note was $4,027,666.  Due to Company’s financial condition, the Company has not paid the entire amount due per the agreement for the month of September and October.

(2)
As of September 30, 2014, revolving credit facilities consisted of an outstanding balance of $557,000 on a line of credit we entered into with Brockington Securities, Inc., a company under the control of our Chief Executive Officer.

(3)
As of September 30, 2014, other notes and debt consisted of the outstanding principal balance of $34,078 due to TPG, LLC in connection with our acquisition of their ownership interest in API, which operated our discontinued pharmacy in Riverside, California.

(4)	As of September 30, 2014, other notes and debt with a related party consisted of the outstanding principal balance of $540,000 due to Pinewood Trading Fund, LP under various notes.

Obligations and Commercial Commitments

Not required for smaller reporting companies.

Outstanding Trade Balance.  At September 30, 2014, we had an outstanding balance of $0 with our primary wholesaler.

Capital Expenditures.  At September 30, 2014, we had no material commitments for capital expenditures.

Cash Flows.  As of September 30, 2014, we had $7,932 in cash and total current assets in the amount of $710,070 and had current liabilities in the amount of $6,710,371, resulting in a working capital deficit of $6,000,301.

The following discussion focuses on information in more detail on the main elements of the $21,923 net increase and $11,977 net decrease in cash during the nine months ended September 30, 2014 and 2013, respectively included in the accompanying Consolidated Statements of Cash Flows. The table below sets forth a summary of the significant sources and uses of cash for the nine months ended September 30:

	2014	2013

Cash used in operating activities	$(920,997)	$(1,228,909)
Cash used in investing activities	(11,736)	(46,649)
Cash provided by financing activities	937,809	1,260,870

Net increase (decrease) in cash	$5,076	$(14,688)

Operating activities used $920,997 in cash for the nine months ended September 30, 2014 compared to $1,228,909 in cash used for the nine months ended September 30, 2013.  For the nine months ended September 30, 2014, our net loss of $1,358,792 plus non-cash income of $553,980 was the primary reason for our negative operating cash flows, which were partially offset by a $984,135 change in operating assets and liabilities.  The table below summarizes the components of our cash used in operating activities for the nine months ended September 30, 2014 and 2013:

	2014	2013

Net loss from operations including non-controlling interest	$(1,358,792)	$(3,817,840)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property and equipment	19,759	29,756
Amortization of debt issuance costs	4,485	29,515
Amortization of discount on debt	45,238	264,648
Stock-based compensation	195,541	540,872
Issuance of common stock in lieu of debenture interest	-	45,467
Gain on extinguishment of debentures and notes	(213,433)	-
Impairment of goodwill	-	697,766
Provision for accounts receivable doubtful accounts	17,575	(7,516)
Recoveries of other receivable doubtful accounts	(8,593)	(80,609)
Loss on sale of property and equipment	-	1,028
Loss on change in fair value of forward contract	-	97,632
Gain on change in fair value of derivative	(130,517)	-
Gain on change in fair value of warrant liability	(484,035)	(261,380)
	(553,980)	1,357,179

Changes in operating assets and liabilities:	991,775	1,231,752

Net cash used in operating activities	$(920,997)	$(1,228,909)

Operating assets and liabilities reduced the overall cash deficit in the nine months ended September 30, 2014 primarily due to increases in our accounts payable and accrued expenses and decreases in our accounts receivable due to our accounts receivable revolving credit facility.

Cash used in investing activities was $11,736 in the nine months ended September 30, 2014, compared to $46,649 in the nine months ended September 30, 2013.  Investing activities in the nine months ended September 30, 2014 and 2013 consisted entirely of purchases of property and equipment.

Cash provided by financing activities during the nine months ended September 30, 2014 was $937,809 compared to $1,260,870 in the nine months ended September 30, 2013. Over the last several years our operations have been funded primarily through the sale of debt securities and advances from revolving credit facilities made available to us.  During the nine months ended September 30, 2014 we received net proceeds from related party notes payable of $540,000, net proceeds from the sale of Series D Preferred Stock of $340,000 and net proceeds on revolving credit facilities of $110,000, which were partially offset by net principal repayments of $52,191 on notes payable and convertible debentures.

Off Balance Sheet Arrangements

As of September 30, 2014, there were no off balance sheet arrangements.

Going Concern Assumption

The consolidated financial statements have been prepared assuming we will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business. As of September 30, 2014, we had an accumulated deficit of approximately $51.2 million, recurring losses from operations and negative cash flow from operating activities for the nine months ended September 30, 2014, of approximately $920,997. We also had negative working capital of approximately $6.0 million and debt with maturities within one year in the amount of approximately $4.8 million as of September 30, 2014.

As described in Note 14, Subsequent Events, the Company filed voluntary petitions in the United States Bankruptcy Court.   On April 14, 2015, we received an order approving Disclosure Statement, on a final basis, and confirming Joint Chapter 11 Plan of Reorganization from the United States Bankruptcy Court for the Eastern District of Texas Sherman Division.

On March 27, 2015, the Company filed a Form 15-12G Certification of Termination of Registration with the United States Securities and Exchange Commission to voluntary discontinue  public company reporting.  The Company made the election as a cost reduction measure and to facilitate the equity sale of the Company.

On April 16, 2015, the Company completed the equity sale of 100 % of the post bankruptcy common stock to Precise Analytical, LLC ., in accordance with the  terms of the Equity Purchase Agreement and as a result of the transaction became a private company.

Critical Accounting Policies and Estimates

Our analysis and discussion of our financial condition and results of operations is based upon our Consolidated Financial Statements that have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. GAAP provides the framework from which to make these estimates, assumptions and disclosures. We have chosen accounting policies within GAAP that we believe are appropriate to accurately and fairly report our operating results and financial position in a consistent manner. We regularly assess these policies in light of current and forecasted economic conditions. There have been no changes to our critical accounting policies during the quarter ended September 30, 2014.  Our accounting policies are stated in Item 7 of Part II of our Annual Report on Form 10-K for the year ended December 31, 2013 and in Note 2 to the Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.  We believe the following accounting policies are critical to understanding our results of operations and the more significant judgments and estimates used in the preparation of our Consolidated Financial Statements.

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

Inventories

Inventories are located at our pharmacy locations. Inventory consists solely of finished products (primarily prescription drugs) and is valued at the lower of first-in, first-out cost (“FIFO”) or market. Our inventories are maintained on a periodic basis through the performance of physical inventory counts.  Our cost of sales is recorded based upon the actual results of the physical inventory counts, and is estimated when a physical inventory is not performed in a particular month. Historically, no significant adjustments have resulted from reconciliations with the physical inventories.

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

Item 4.     Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company’s management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), performed an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2014. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Based upon that evaluation, the CEO and CFO concluded that, as a result of the material weaknesses in internal control over financial reporting that are described in Item 9A our Annual Report on Form 10-K for the year ended December 31, 2013, the Company’s disclosure controls and procedures were not effective as of September 30, 2014.

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect its internal control over financial reporting.

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

On August 23, 2013, AQR Opportunistic Premium Offshore Fund, LP and CNH Diversified Opportunities Master Account, LP filed a lawsuit against Assured Pharmacy in the Supreme Court of the State of New York. Plaintiffs submitted a Motion for Summary Judgment in Lieu of Complaint against defendants to recover money allegedly owed by Assured Pharmacy, Inc. under two 16% Convertible Debentures totaling $300,000 issued in and around 2011 in a private placement. On September 19, 2013, Assured removed the action to the United States District Court for the Southern District of New York. All scheduled briefing regarding Plaintiffs’ Motion for Summary Judgment in Lieu of Complaint was fully submitted to the Court as of October 18, 2013, and the parties are currently awaiting a decision and Order. Assured plans to vigorously defend against Plaintiffs’ claims.  On March 4, 2015, we entered into a Settlement Agreement and General Release whereby the Company agreed to pay the debenture holders a total of $413,000 on or before May 1, 2015.

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

For each of the following common stock, preferred stock, convertible debentures and warrant issuances, these securities were issued upon the exemption from the registration provisions of the Securities Act provided for by Section 4(a)2 and 3(a)(9).  There were no underwriters or placement agents employed in connection with any of these transactions.

Between July 10, 2014 and September 17, 2014, we issued 310 shares of restricted Series D Preferred Stock to three accredited investors for gross proceeds $310,000 in accordance of the terms of the certain Securities Purchase Agreements.  As part of the transaction, we also issued 310 Series A and 310 Series B five-year warrants to purchase an aggregate 1,240,000 shares of common stock at an initial exercise price of $0.50.

On December 18, 2014, the Company issued $172,400 in convertible debentures to Hillair Capital Investments, LP with an original conversion price of $1.00.  The debentures are convertible into 172,400 shares of the Company’s common stock.

On March 3, 2015, the Company issued $129,600 in convertible debentures to Hillair Capital Investments, L.P. with an original conversion price of $1.00.  The debentures are convertible into a total of 129,600 shares of the Company’s common stock.

Between  September 5, 2014 and October 20, 2014,  we issued 55 shares of restricted Series D Preferred Stock to Sageborne, LLC, a related party, for gross proceeds $55,000 in accordance of the terms of that certain Securities Purchase Agreement.  As part of the transaction, we also issued 55 Series A and 55 Series B five-year warrants to purchase an aggregate 220,000 shares of common stock at an initial exercise price of $0.50.

On November 24, 2014, we issued an aggregate total of 25 shares of restricted Series D Preferred Stock for gross proceeds $25,000 to Pinewood Trading Fund, LLC, a related party in accordance of the terms of that certain Securities Purchase Agreement.  As part of the transaction, we also issued 25 Series A and 25 Series B five-year warrants to purchase an aggregate total of 100,000 shares of common stock at an initial exercise price of $0.50.

On September 9, 2014, we issued 1,250,000 shares of restricted common stock to Sageborne, LLC, a related party, for financial consulting services for a two year term.  The fair market value of the shares on the date of issuance was determined to be $187,500.

On February 6, 2015, we issued 600,000 shares of restricted common stock to Pinewood Trading Fund, LP, a related party, as consideration for the commercial guarantee on the Company’s accounts receivable revolving line of credit with Third Coast Bank.  The fair market value of the shares on the date of issuance was determined to be $108,000.

Item 3.     Defaults upon Senior Securities.

Due to our current financial condition, we did not make interest and principal payments due under various notes and debentures.  In addition, the commencement of the Chapter 11 Cases on March 5, 2015 described above constitutes an event of default under the various agreements.  As of the Petition Date, there was a total of $3,443,166 in principal payable under these agreements. As a result of the filing of Chapter 11 Case, the Company believes that the ability of the lenders/creditors to seek remedies to enforce their rights against the Company under these and other agreements are stayed and creditor rights of enforcement against the Debtors are subject to the applicable provisions of the Bankruptcy Code.

Item 4.      Mine Safety Disclosures.

Not applicable.

Item 5.      Other Information.

None.

Item 6.      Exhibits.

An Exhibit Index has been attached as part of this Quarterly Report and is incorporated herein by reference.

(a)	Exhibits

Exhibit No.	Description

31.1	Sarbanes-Oxley Act Section 302 Certification of Robert J. DelVecchio

31.2	Sarbanes-Oxley Act Section 302 Certification of Brett P. Cormier

32.2	Sarbanes-Oxley Act Section 906 Certification of Robert J. DelVecchio and Brett P. Cormier

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 18, 2015.

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