Form 10-Q/A
period 2014-09-30
ASSURED PHARMACY, INC.
filed 2015-05-19
CIK 1100592

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

Explanatory Note

The purpose of this Amendment No. 1 to Assured Pharmacy, Inc.'s  Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 (the “Form 10-Q”), as filed with the Securities and Exchange Commission on May 18, 2015, is to furnish Amended Exhibits 101 to the Form 10-Q in accordance with Rule 201(c) and Rule 405 of Regulation S-T.  Exhibits 101 provide the financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).  This Amendment No. 1 to the Form 10-Q also updates the Exhibit Index to reflect the furnishing of Exhibits 101.

No other changes have been made to the Form 10-Q.  This Amendment No. 1 to the Form 10-Q continues to speak as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way the disclosures made in the original Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 19, 2015.

Assured Pharmacy, Inc.

By:	/s/ Robert DelVecchio
Name:	Robert DelVecchio
Title:	Chief Executive Officer and Director

By:	/s/ Brett Cormier
Name:	Brett Cormier
Title:	Chief Financial Officer and Principal Accounting Officer

ASSURED PHARMACY, INC.

EXHIBIT INDEX

Exhibit No.	Title

31.1	Sarbanes-Oxley Act Section 302 Certification of Robert J. DelVecchio *

31.2	Sarbanes-Oxley Act Section 302 Certification of Brett P. Cormier *

32.2	Sarbanes-Oxley Act Section 906 Certification of Robert J. DelVecchio and Brett P. Cormier *

101.INS †	XBRL Instance Document **

101.SCH †	XBRL Taxonomy Extension Schema Document **

101.CAL †	XBRL Taxonomy Extension Calculation Linkbase Document **

101.DEF †	XBRL Taxonomy Extension Definition Linkbase Document **

101.LAB †	XBRL Extension Labels Linkbase Document **

101.PRE †	XBRL Taxonomy Extension Presentation Linkbase Document **

*         Previously filed as Exhibit to the Company’s Quarterly Report on Form 10-Q filed on May 18, 2015 and incorporated by reference herein.

**       Filed herewith

†         In accordance with SEC rules, this interactive data file is deemed “furnished” and not “filed” or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 and Section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under those sections or acts.